Form 10-Q
period 2019-09-30
BICYCLE THERAPEUTICS plc
filed 2019-11-07
CIK 1761612

an

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  001‑38916

Bicycle Therapeutics plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B900, Babraham Research Campus Cambridge, United Kingdom	CB22 3AT
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +44 1223 261503

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.01 per share *	n/a	The Nasdaq Stock Market LLC
American Depositary Shares, each representing one ordinary share, nominal value £0.01 per share	BCYC	The Nasdaq Stock Market LLC

* Not for trading, but only in connection with the listing of the American Depositary Shares on the NASDAQ Global Select Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes ☐   No ☒

As of October 31, 2019, the registrant had 17,902,869 ordinary shares, nominal value £0.01 per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10‑Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance our product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates in our Bicycle Toxin Conjugate (“BTC”), tumor-targeted immune cell agonist programs, and our other pipeline programs;
•	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	our ability to develop sales and marketing capabilities;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending intellectual property infringement, product liability and other claims;
•	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;

ii

•	the rate and degree of market acceptance of any approved products;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”);
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10‑Q, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part II. Item 1A and elsewhere in this Quarterly Report on Form 10‑Q.  As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$95,954	$63,380
Accounts receivable	46	5,021
Prepaid expenses and other current assets	3,536	2,076
Research and development incentives receivable	10,714	6,292
Total current assets	110,250	76,769
Property and equipment, net	2,152	1,818
Operating lease right‑of‑use assets	2,177	—
Other assets	1,481	3,039
Total assets	$116,060	$81,626
Liabilities, convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,992	$1,887
Accrued expenses and other current liabilities	6,035	7,032
Deferred revenue, current portion	808	10
Total current liabilities	8,835	8,929
Warrant liability	—	4,804
Operating lease liabilities	1,416	—
Deferred revenue, net of current portion	9,055	14,625
Other long‑term liabilities	1,429	897
Total liabilities	20,735	29,255
Commitments and contingencies (Note 12)
Series A convertible preferred shares, £0.01 nominal value; no shares and 3,000,001 shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares and 2,800,001 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	41,820
Series B1 convertible preferred shares, £0.01 nominal value: no shares and 4,690,485 shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares and 3,947,198 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	54,621
Series B2 convertible preferred shares, £0.01 nominal value: no shares and 1,403,633 shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares and 1,323,248 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	25,756
Shareholders’ equity (deficit):
Ordinary shares, £0.01 nominal value; 31,995,653 and 15,452,420 shares authorized at September 30, 2019 and December 31, 2018, respectively; 17,902,869 shares issued and outstanding at September 30, 2019; 898,678 shares issued and 814,728 shares outstanding at December 31, 2018	226	10
Additional paid‑in capital	193,850	1,857
Accumulated other comprehensive loss	(2,607)	(1,751)
Accumulated deficit	(96,144)	(69,942)
Total shareholders’ equity (deficit)	95,325	(69,826)
Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$116,060	$81,626

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenues	$614	$1,610	$8,520	$6,079
Operating expenses:
Research and development	6,078	5,642	18,891	14,268
General and administrative	4,789	2,325	11,164	6,015
Total operating expenses	10,867	7,967	30,055	20,283
Loss from operations	(10,253)	(6,357)	(21,535)	(14,204)
Other income (expense):
Interest and other income	440	26	594	75
Other expense, net	—	(1,361)	(5,377)	(1,472)
Total other income (expense), net	440	(1,335)	(4,783)	(1,397)
Net loss before income tax provision	(9,813)	(7,692)	(26,318)	(15,601)
Benefit from income taxes	(331)	—	(116)	(396)
Net loss	$(9,482)	$(7,692)	$(26,202)	$(15,205)
Net loss attributable to ordinary shareholders	$(9,482)	$(7,692)	$(26,202)	$(15,205)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.53)	$(17.73)	$(3.00)	$(36.44)
Weighted average ordinary shares outstanding, basic and diluted	17,900,978	433,795	8,734,943	417,223
Comprehensives Loss:

Net loss	$(9,482)	$(7,692)	$(26,202)	$(15,205)
Other comprehensive income (loss):
Foreign currency translation adjustment	(424)	(537)	(856)	(1,398)
Total comprehensive loss	$(9,906)	$(8,229)	$(27,058)	$(16,603)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2018	2,800,001	$41,820	3,947,198	$54,621	1,323,248	$25,756	814,728	$10	$1,857	$(1,751)	$(69,942)	$(69,826)
Issuance of convertible preferred shares	—	—	—	—	80,385	1,583	—	—	—	—	—	—
Issuance of restricted share awards	—	—	—	—	—	—	27,304	1	103	—	—	104
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	3	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	172	—	—	172
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,080	—	1,080
Net loss	—	—	—	—	—	—	—	—	—	—	(6,503)	(6,503)
Balance at March 31, 2019	2,800,001	41,820	3,947,198	54,621	1,403,633	27,339	842,035	11	2,132	(671)	(76,445)	(74,973)
Conversion of convertible preferred shares to ordinary shares	(2,800,001)	(41,820)	(3,947,198)	(54,621)	(1,403,633)	(27,339)	11,647,529	146	123,634	—	—	123,780
Reclassification of warrant liability to additional paid-in capital and exercise of warrants	—	—	—	—	—	—	702,557	9	10,018	—	—	10,027
Issuance of ADSs in initial public offering, net of underwriting discounts, commissions and offering expenses of $8.4 million	—	—	—	—	—	—	4,637,666	59	56,469	—	—	56,528
Issuance of restricted share awards	—	—	—	—	—	—	56,643	1	292	—	—	293
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	14,301	—	21	—	—	21
Share-based compensation expense	—	—	—	—	—	—	—	—	612	—	—	612
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,512)	—	(1,512)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,217)	(10,217)
Balance at June 30, 2019	—	—	—	—	—	—	17,900,731	226	193,178	(2,183)	(86,662)	104,559
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	2,138	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	819	—	—	819
Public offering expenses	—	—	—	—	—	—	—	—	(147)	—	—	(147)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(424)	—	(424)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,482)	(9,482)
Balance at September 30, 2019	—	$—	—	$—	—	$—	17,902,869	$226	$193,850	$(2,607)	$(96,144)	$95,325

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit) (continued)

(In thousands, except share data)

(Unaudited)

											Accumulated
	Series A		Series B1		Series B2						Other		Total
	Convertible		Convertible		Convertible					Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares			Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2017	2,800,001	$41,820	3,947,198	$54,621	—		$—	368,995	$5	$838	$69	$(48,096)	$(47,184)
Issuance of restricted share awards	—	—	—	—	—		—	35,725	1	53	—	—	54
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—		—	9,002	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—		—	—	—	198	—	—	198
Foreign currency translation adjustment	—	—	—	—	—		—	—	—	—	1,796	—	1,796
Net loss	—	—	—	—	—		—	—	—	—	—	(2,534)	(2,534)
Balance at March 31, 2018	2,800,001	41,820	3,947,198	54,621	—		—	413,722	6	1,089	1,865	(50,630)	(47,670)
Issuance of restricted share awards	—	—	—	—	—		—	12,757	—	26	—	—	26
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—		—	359	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—		—	—	—	309	—	—	309
Foreign currency translation adjustment	—	—	—	—	—		—	—	—	—	(2,657)	—	(2,657)
Net loss	—	—	—	—	—		—	—	—	—	—	(4,979)	(4,979)
Balance at June 30, 2018	2,800,001	41,820	3,947,198	54,621	—	—	—	426,838	6	1,424	(792)	(55,609)	(54,971)
Issuance of restricted share awards	—	—	—	—	—		—	15,571	—	27	—	—	27
Share‑based compensation expense	—	—	—	—	—		—	—	—	203	—	—	203
Foreign currency translation adjustment	—	—	—	—	—		—	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	—		—	—	—	—	—	(7,692)	(7,692)
Balance at September 30, 2018	2,800,001	$41,820	3,947,198	$54,621	—		$—	442,409	$6	$1,654	$(1,329)	$(63,301)	$(62,970)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

(Unaudited)

	Nine Months
	Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,202)	$(15,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,000	816
Depreciation and amortization	686	528
Change in fair value of warrant liability	5,381	1,472
Changes in operating assets and liabilities:
Accounts receivable	5,064	(289)
Research and development incentives receivable	(4,813)	(821)
Prepaid expenses and other current assets	(1,638)	(1,902)
Operating lease right‑of‑use assets	528	—
Other assets	(216)	(315)
Accounts payable	516	(864)
Accrued expenses and other current liabilities	(611)	2,206
Lease liabilities	(526)	—
Deferred revenue	(4,502)	(3,258)
Other long-term liabilities	639	408
Net cash used in operating activities	(23,694)	(17,224)
Cash used in investing activities:
Purchases of property and equipment	(1,164)	(776)
Net cash used in investing activities	(1,164)	(776)
Cash flows from financing activities:
Proceeds from issuance of series B2 convertible preferred shares, net of issuance costs	1,334	—
Proceeds from issuance of ADSs in initial public offering, net of issuance costs	56,957	—
Proceeds from the exercise of share options	21	—
Proceeds from the exercise of warrants	6	1
Net cash provided by financing activities	58,318	1
Effect of exchange rate changes on cash	(886)	(1,742)
Net increase (decrease) in cash	32,574	(19,741)
Cash at beginning of period	63,380	67,663
Cash at end of period	$95,954	$47,922
Supplemental disclosure of cash flow information
Cash paid for income taxes	73	—
Cash paid for amounts included in the measurement of operating lease liabilities	447	—
Advance billings on deferred revenue included in accounts receivable	—	5,353
Conversion of convertible preferred shares to ordinary shares upon closing of the initial public offering	123,780	—
Reclassification of warrant liability to additional paid-in capital	10,021	—

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the "Company") is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company’s lead product candidate, BT1718, is a Bicycle Toxin Conjugate ("BTC") that is being developed to target tumors that express Membrane Type 1 matrix metalloprotease. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK. The Company is also developing BT5528 and BT8009, which are BTCs targeting Ephrin type-A receptor 2 and Nectin‑4, respectively, and BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137,  for oncology indications. The Company’s discovery pipeline in oncology includes Bicycle-targeted innate immune activators, T-cell modulators, and tumor-targeted immune cell agonists. Beyond oncology, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas that include anti-bacterial, cardiovascular, hematology, ophthalmology, dementia and respiratory indications.

The accompanying condensed consolidated financial statements include the accounts of Bicycle Therapeutics plc and its wholly owned subsidiaries, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics Inc. All intercompany balances and transactions have been eliminated on consolidation.

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

On May 22, 2019, Bicycle Therapeutics Limited (“BTL”) re-registered as a public limited company, and changed its name to Bicycle Therapeutics plc. The Company historically conducted its business through BTL and its wholly owned subsidiaries, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics Inc., and, therefore the historical condensed consolidated financial statements previously presented the condensed consolidated results of operations of BTL. Following the completion of the Company’s re-registration in May 2019, the condensed consolidated financial statements of BTL became the historical condensed consolidated financial statements of the Company.

Initial public offering

On May 28, 2019, the Company completed its IPO, pursuant to which it issued and sold 4,333,333 American Depositary Shares (“ADSs”), representing the same number of ordinary shares at a public offering price of $14.00 per ADS. In addition, in June 2019, the Company issued and sold an additional 304,333 ADSs, pursuant to the partial exercise of the underwriters’ option to purchase additional ADSs. The aggregate net proceeds received by the Company from the IPO were $56.4 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $4.0 million. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred shares automatically converted into 11,647,529 ordinary shares, on a 1:1.429 basis. In addition, warrants to subscribe for Series A and Series B1 convertible preferred shares that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the condensed consolidated balance sheet.

Liquidity

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company's research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from sales of convertible preferred shares (Note 6) and proceeds received from its collaboration arrangements (Note 10), and most recently, with proceeds from the IPO completed in May 2019. The Company has incurred recurring losses since inception, including $26.2 million for the nine months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $96.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

Unaudited Interim Financial Information

Certain information in the footnote disclosures of the financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended

December 31, 2018 included in the Company’s final prospectus for the IPO filed pursuant to Rule 424(b) under the Securities Act, with the SEC, on May 23, 2019.

The accompanying condensed consolidated balance sheet at September 30, 2019, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred shares and shareholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2018, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange loss of $0.8 million and an exchange gain of $41,000 during the three months ended September 30, 2019 and 2018, respectively, and a foreign exchange loss of $0.4 million and an exchange gain of $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company translates the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the condensed consolidated statements of convertible preferred shares and shareholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right‑of‑use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s condensed consolidated balance sheet. The Company has not entered into any financing leases.

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

The components of a lease shall be split into three categories, if applicable: lease components (e.g., land, building, etc.), non‑lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non‑components (e.g., property taxes, insurance, etc.). The fixed and in‑substance fixed contract consideration (including any related to non‑components) must then be allocated based on fair values to the lease components and non‑lease components. The Company’s facilities operating leases may have lease and non‑lease components to which the Company has elected to apply a practical expedient to account for each lease component and related non‑lease component as one single component. The lease component results in a right‑of‑use asset being recorded on the balance sheet. Lease expense for lease payments is recognized on a straight‑line basis over the lease term.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case‑by‑case basis. For the three and nine months ended September 30, 2019, the Company recognized $0.2 and $0.5 million, respectively, as a reduction of research and development expense related to government grant arrangements. There were no grant proceeds recognized for the three and nine month periods ended September 30, 2018.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (“ASC 840”). ASU 2016‑02 requires lessees to recognize most leases on their balance sheet as a right‑of‑use asset and a lease liability. The lease liability is equal to the present value of lease payments and the right‑of‑use asset is based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight‑line expense (similar to current accounting by lessees for operating leases under ASC 840). In July 2018, the FASB issued ASU No. 2018‑11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative‑effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted the new standard on January 1, 2019 by applying the new lease requirements at the adoption date without restating prior periods. In connection with the adoption of ASU 2016‑02 the Company recorded an impact of approximately $2.7 million on its condensed consolidated balance sheet to record right‑of‑use‑assets and $2.6 million to record lease liabilities on January 1, 2019, which are primarily related to the lease of the Company’s corporate headquarters in the U.K. and the lease of its office and laboratory space in Lexington, Massachusetts. The adoption of ASU 2016‑02 did not have a material impact on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation — Stock Compensation: Improvements to Nonemployee Share‑Based Payment Accounting (“ASU 2018‑07”) to simplify the accounting for share‑based payments to non‑employees by aligning it with the accounting for share‑based payments to employees, with certain exceptions. The new guidance expands the scope of ASC 718, Compensation — Stock Compensation, to include share‑based payments granted to non‑employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC Topic 505‑50, Equity‑Based Payments to Non‑Employees. The guidance is effective for public business entities in annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company adopted the new standard on January 1, 2019. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company early adopted this standard, as of April 1, 2019, on a prospective basis for applicable implementation costs. The adoption of this standard would not have had a material impact to historical accounting periods, but will impact implementation costs that are incurred for the remainder of 2019 and in future periods.

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

3. Fair value of financial assets and liabilities

The warrant liability was initially recorded at fair value upon the date of the warrants’ issuance and was subsequently remeasured to fair value at each reporting date (Note 7). Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and met the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the outstanding warrant liability to additional paid-in-capital in the condensed consolidated balance sheet. As such, there is no warrant liability at September 30, 2019.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement
	as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$4,804	$4,804
	$—	$—	$4,804	$4,804

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between levels.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$3,784	$3,356
Leasehold improvements	291	75
Computer equipment and software	222	221
Furniture and office equipment	113	99
	4,410	3,751
Less: Accumulated depreciation and amortization	(2,258)	(1,933)
	$2,152	$1,818

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued employee compensation and benefits	$1,530	$1,610
Accrued external research and development expenses	2,628	3,814
Income taxes payable	11	15
Accrued professional fees	1,224	1,494
Current portion of operating lease liabilities	602	—
Other	40	99
	$6,035	$7,032

6. Convertible preferred shares

The Company had issued Series A convertible preferred shares (“Series A Preferred Shares”), Series B1 convertible preferred shares (“Series B1 Preferred Shares”), and Series B2 convertible preferred shares (“Series B2 Preferred Shares”) (collectively the “Preferred Shares”).

On May 26, 2017, the Company completed the issue of 3,562,583 Series B1 Preferred Shares at a price per share of £11.2278, for gross cash proceeds of $51.9 million. In addition, on October 27, 2017, an additional unaffiliated investor subscribed for a further 384,615 Series B1 Preferred Shares at a price per share of £13.00, for gross cash proceeds of $6.6 million. These two transactions are collectively referred to as "the Series B1 Financing." In conjunction with the Series B1 Financing, the Company also issued warrants to subscribe for 743,287 Series B1 Preferred Shares to the subscribers of the Series B1 Preferred Shares (Note 7). The Company allocated a portion of the proceeds equal to the fair value of the warrants at the date of grant to the warrant liability, and the remaining amount was allocated to the Series B1 Preferred Shares.

On December 20, 2018, the Company completed the issue of 1,323,248 Series B2 preferred shares at a price per Series B2 preferred share of £15.55, for gross cash proceeds of $26.1 million (the "Series B2 Financing"). In conjunction with the Series B2 Financing, the existing holders of warrants to subscribe for Series B1 preferred shares surrendered 194,911 warrants to subscribe for the same number of Series B1 preferred shares and the Company issued a further 194,911 warrants to subscribe for the same number of Series B1 preferred shares to the new investor. In conjunction with the Series B2 Financing, the Company designated all previously outstanding Series B preferred shares as Series B1 preferred shares. On January 3, 2019, the Company completed the issue of 80,385 Series B2 preferred shares at a price per share of £15.55, for gross cash proceeds of $1.6 million.

Upon the closing of the IPO in May 2019, all of the Company’s outstanding convertible preferred shares automatically converted into 11,647,529 ordinary shares on a 1:1.429 basis.

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

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire. The Company assessed this event as a modification to the terms of the Series B1 warrants and, remeasured the warrant liability immediately before and immediately after the modification, which resulted in an incremental change in fair value of $0.1 million, which is included in other expense for the nine months ended September 30, 2019. On May 28, 2019, in conjunction with the completion of the IPO, all Series B1 Preferred share warrants were exercised for 531,077 ordinary shares, as adjusted for the impact of the Share Capital Reorganization (Note 1).

Prior to the completion of the IPO, the warrants to subscribe for Series A and Series B1 Preferred Shares were recorded as a liability and remeasured to fair value at each reporting date (Note 3). Changes in the fair value of the warrant liability were recognized as other expense, net in the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the condensed consolidated balance sheet.

The following table provides a roll-forward of the fair values of the Company’s warrant liability for which fair value was determined by Level 3 inputs (in thousands):

Warrant
Liability
Fair value at December 31, 2018	$4,804
Change in fair value of warrant liability recorded as other expense	5,381
Conversion of warrant liability to equity upon closing of IPO and exercise of warrants	(10,021)
Impact of exchange rates on translation of warrant liability to USD included in accumulated other comprehensive income (loss)	(164)
Fair value at September 30, 2019	$—

The warrant liability in the table above consisted of the fair value of warrants to subscribe for Series A and Series B1 Preferred Shares (see Note 6) and, prior to the IPO, was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the warrants to subscribe for Series A and Series B1 Preferred Shares utilized the Black‑Scholes option‑pricing model, which incorporates assumptions and estimates to value the warrant liability. The Company assessed these assumptions and estimates on a quarterly basis prior to the closing of the IPO in May 2019.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the warrant liability included the fair value per share of the underlying Series A and Series B1 preferred shares or ordinary shares at the time of final remeasurement, into which the warrants were exercisable, the remaining contractual term of the warrants, risk‑free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred shares.

The most significant assumption in the Black‑Scholes option‑pricing model impacting the fair value of the warrant liability was the fair value of the Series A and Series B1 preferred shares, or ordinary shares at the time of final remeasurement, into which the warrant is exercisable as of each remeasurement date. Given the absence of an active market for the Company’s equity securities prior to the IPO, the Company determined the fair value per share of the convertible preferred shares underlying the warrants by taking into consideration the implied value derived from an independent third‑party valuation of the Company’s ordinary shares, adjusted for certain restrictions on the exercise of the B1 warrants per their contractual terms. Assumptions related to the remaining term, risk-free interest rate, expected dividend yield and expected volatility did not have an impact to the fair value of the warrants because the exercise price of the warrants was £0.01, and the fair value of the warrant was equal to the difference between the exercise price and the fair value regardless of the assumptions. The Company historically had been a private company and lacked company‑specific historical and implied volatility information of its shares. Therefore, it estimated its expected share volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk‑free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company had estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends. The following table presents the unobservable inputs to the fair value measurement of the warrant liability:

	Remeasurement upon closing
	of the IPO on May 28, 2019		December 31, 2018
	Series A	Series B1	Series A	Series B1
	Warrants	Warrants	Warrants	Warrants(1)
Risk free rate	2.2%	2.1%	2.6%	2.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	8.0	5.8	8.4	6.25
Expected volatility	74.7%	78.2%	75.4%	79.6%
Exercise price	£0.01	£0.01	£0.01	£0.01
Fair value of preferred shares or ordinary shares underlying the warrant	$12.28	$12.28	$8.61	$4.15

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

8. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of December 31, 2018 and September 30, 2019, the Company has not declared any dividends.

As of September 30, 2019 and December 31, 2018, the Company’s authorized capital share consisted of 31,995,653 ordinary shares and 15,452,420 ordinary shares, respectively, with a nominal value of £0.01 per share.

9. Share‑based compensation

Employee incentive pool

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Share Option Plan (the “2019 Plan”), which became effective in conjunction with the IPO. In September 2019, the Compensation Committee of the Company’s Board of Directors approved immaterial clarifying amendments to the 2019 Plan which did not have an impact to the condensed consolidated financial statements.  The 2019 Plan provides for the grant of options to purchase ordinary shares and other share-based awards to officers, employees, directors and other key persons (including consultants).

The Company has initially reserved 2,470,583 ordinary shares for future issuance under the 2019 Plan. The number of ordinary shares reserved for issuance of the 2019 Plan will automatically increase on the first day of January, commencing on January 1, 2020, in an amount equal to 4% of the total number of ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors, subject to adjustment in the event of a share split, share dividend or other change in capitalization. As of September 30, 2019, there were 939,089 shares available for issuance under the 2019 Plan.

Share options issued under the 2019 Share Option Plan have a 10 year contractual life, and either vest monthly over a three year service period, or over a four‑year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments. The exercise price of share options issued under the 2019 Share Option Plan shall not be less than the fair value of ordinary shares as of the date of grant.

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

Options granted, as well as restricted shares granted as employee incentives prior to the IPO, typically vest over a four‑year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments and expire no later than 10 years from the date of grant.

Certain equity awards were issued in 2017 and 2018 for which 20% of the award vests upon the first anniversary of the vesting start date, 60% vests thereafter in 36 equal monthly installments, and 20% vest upon the earlier of the fourth anniversary of the vesting start date, or the achievement of a specified revenue threshold from the Company’s collaboration arrangements.

Options issued to U.K. employees prior to the IPO generally had an exercise price of £0.01 per share. The exercise price for share options granted to U.S. employees, had an exercise price that was not less than the fair value of ordinary shares as determined by the board of directors as of the date of grant. Prior to the IPO, the Company’s board of directors valued the Company’s ordinary shares based on input from management, considering the most recently available valuation of ordinary share performed by an independent third‑party valuation firm as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. Each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of September 30, 2019, there have been no offering periods to employees under ESPP.

Share‑based compensation

The Company recorded share‑based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three		Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expenses	$417	$123	$816	$421
General and administrative expenses	402	107	1,184	395
	$819	$230	$2,000	$816

Share options

The following table summarizes the Company’s option activity since December 31, 2018:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	863,712	$1.01	8.75	$3,292
Granted	2,068,095	11.92	—	—
Exercised	(16,442)	1.26	—	—
Forfeited	(278,090)	3.65	—	—
Outstanding as of September 30, 2019	2,637,275	$9.29	9.27	$9,088
Vested and expected to vest as of September 30, 2019	512,710	$5.38	8.42	$3,602
Options exercisable as of September 30, 2019	512,710	$5.38	8.42	$3,602

The weighted average grant‑date fair value of share options granted during the nine months ended September 30, 2019 and 2018 was $4.81 per share and $1.87 per share, respectively.

Total share-based compensation expense for share options granted was $0.8 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.7 million, for the three and nine months ended September 30, 2018, respectively. Expense for non-employee consultants for the three and nine months ended September 30, 2019 and 2018 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was immaterial and $0.1 million during the three and nine months ended September 30, 2019, respectively, and was immaterial during the three and nine months ended September 30, 2018.

The Company granted certain performance based vesting options for the purchase of an aggregate of zero and 70,875 ordinary shares during the nine months ended September 30, 2019 and 2018, respectively, for which 20% of the award vests upon the first anniversary of the vesting start date, 60% vests thereafter in 36 equal monthly installments, and 20% on the earlier of the fourth anniversary of the vesting start date, or the achievement of a specified revenue threshold from the Company’s collaboration arrangements. In May 2018, the Company determined that the performance condition became probable of achievement and recorded a cumulative catch up to reflect the expense as if the vesting condition was probable of achievement at the time of the grant of the award. The Company recorded expense of $31,000 and $0.1 during the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2018 related to these awards, which includes the acceleration of vesting expense.

The following table presents, on a weighted average basis, the assumptions used in the Black‑Scholes option‑pricing model to determine the fair value of share options granted to employees and directors:

	Three		Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.7%	3.0%	2.2%	2.5%
Expected volatility	77.0%	76.0%	78.3%	75.8%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.00	6.07	5.88	6.07

As of September 30, 2019, total unrecognized compensation expense related to the unvested employee and director share‑based awards was $11.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted shares

The Company had granted restricted shares with service‑based vesting conditions. Shares of unvested restricted shares may not be sold or transferred by the holder. These restrictions lapse according to the time‑based vesting conditions of each award. These restricted shares are subject to repurchase rights, for aggregate consideration of £1.00.  Accordingly, the Company has recorded the proceeds from the issuance of restricted shares as a liability in the condensed consolidated balance sheets included as a component of accrued expenses and other current liabilities. The restricted share liability is reclassified into shareholders’ equity (deficit) as the restricted shares vested.

The following table summarizes the Company’s restricted ordinary share award activity since December 31, 2018:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested restricted ordinary shares as of December 31, 2018	83,947	$1.93
Issued	—	—
Forfeited	—	—
Vested	(83,947)	1.93
Unvested restricted ordinary shares as of September 30, 2019	—	$—

In conjunction with the IPO in May 2019, the board of directors modified the vesting terms to accelerate vesting for all then unvested restricted shares. As a result, the Company recorded zero incremental share-based compensation expense during the three months ended September 30, 2019 and $0.2 million of expense upon the modification of the restricted shares during the nine months ended September 30, 2019.

Total share-based compensation for unvested restricted shares granted was zero and $0.4 million for the three and nine months ended September 30, 2019, respectively, and $25,000 and $0.1 million for the three and nine months ended September 30, 2018, respectively.

The fair value of employee restricted share awards vested, based on estimated fair values of the ordinary shares underlying the restricted share awards on the day of vesting, was zero and $0.7 million during the three and nine months ended September 30, 2019, respectively, and $34,000 and $0.1 million during the three and nine months ended September 30, 2018, respectively

As of September 30, 2019, there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

10. Significant agreements

For the three and nine months ended September 30, 2019 and 2018, the Company had collaboration agreements with AstraZeneca AB (“AstraZeneca”), Sanofi (formerly Bioverativ), Oxurion (formerly ThromboGenics) and the Dementia Discovery Fund. The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from the Company’s collaboration agreements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenues
AstraZeneca	$441	$388	$1,229	$1,078
Sanofi	—	1,047	6,016	3,258
Oxurion	—	175	—	1,743
Dementia Discovery Fund	173	—	275	—
Material transfer agreement	—	—	1,000	—
Total collaboration revenues	$614	$1,610	$8,520	$6,079

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

AstraZeneca has the option to obtain development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate. In addition, AstraZeneca is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, the Company is eligible to receive up to $29.0 million in development milestone payments and up to $23.0 million in regulatory milestone payments. The Company is also eligible for up to $110.0 million in commercial milestone payments, on a research program by research program basis. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a drug candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the United States Food and Drug Administration (“FDA”) or other global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. In addition, to the extent any of the product candidates covered by the licenses conveyed to AstraZeneca are commercialized, the Company would be entitled to receive tiered royalty payments of mid‑single digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including in certain countries where AstraZeneca faces generic competition. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from AstraZeneca.

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

The Company will recognize revenue related to amounts allocated to the Research License and Related Services as the underlying services are performed over the one year Research Term using a proportional performance model over the period of service using input‑based measurements of total full‑time equivalent effort incurred to date as a percentage of total full‑time equivalent time expected and will remeasure its progress towards completion at the end of each reporting period, which best reflects the progress towards satisfaction of the performance obligation.

In October 2017, AstraZeneca selected a replacement target for the first target, and as such a new Research Term was started related to the Target One Research License and Related Services. In addition, both programs were extended. The total transaction price under the arrangement increased to $2.0 million for the additional research and development funding to be received.

For the three months and nine months ended September 30, 2019, the Company recognized zero and  $0.2 million, respectively, and for the three and nine months ended September 30, 2018 the Company recognized $0.2 million and $0.8 million, respectively, of collaboration revenue related to the Target One and Target Two Research License and Related Services for its Collaboration Agreement with AstraZeneca. As of September 30, 2019 and December 31, 2018, the Company recorded zero deferred revenue and $24,000 of deferred revenue, respectively, in connection with the 2016 AstraZeneca Collaboration Agreement.

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

Allocation of
Performance Obligations	Transaction Price
Target Three Research License and Related Services	$650
Target 3 Material Right	1,504
Target 4 Material Right	1,204
Target 5 Material Right	1,165
Target 6 Material Right	1,127
$5,650

The Company will recognize revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input‑based measurements of total full‑time equivalent effort incurred to date as a percentage of total full‑time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. During the nine months ended September 30, 2019, the Company commenced research and development services related to the fourth and fifth targets.

For the three and nine months ended September 30, 2019, the Company recognized $0.4 million and $0.2 million of revenue, respectively, and for the three and nine months ended September 30, 2018, the Company recognized $1.0 million and $0.3 million of revenue for the Target Three Research License and Related Service, and research and development services for the fourth target and fifth targets related to the May 2018 AstraZeneca Option Exercise. As of September 30, 2019 and December 31, 2018, the Company recorded $4.5 million and $4.7 million of deferred revenue, respectively, in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

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

Under the terms of the Sanofi Collaboration Agreement, the Company granted to Sanofi, for each collaboration program, a non‑exclusive, sublicensable (through multiple tiers), worldwide license under certain intellectual property of the Company to conduct the activities assigned to Sanofi in the applicable research plan for the duration of the applicable Research Term, but for no other purpose.

The activities under the Sanofi Collaboration Agreement is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Sanofi. The JSC oversees, review and recommends direction of each collaboration program and variations of or modifications to the research plans.

Under the terms of the Sanofi Collaboration Agreement, the Company received a $10.0 million up‑front cash payment. Additionally, prior to the initiation of the research plan for each collaboration program, Sanofi made a non‑refundable payment of $1.4 million for the Sickle cell program and $2.8 million for the Hemophilia program as payment for the Company’s services during the BV Bicycle Research Term. During the Joint Research Term, Sanofi is obligated to fund a minimum of two FTE’s based on an agreed upon FTE reimbursement rate and fund certain external costs incurred by the Company. Sanofi has the option to obtain development and commercialization licenses associated with each designated collaboration product candidate in return for a fee of $5.0 million per drug candidate. In addition, Sanofi would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for each collaboration program, the Company is eligible to receive between $47.5 million and $67.0 million in development milestone payments for the Sickle Cell and Hemophilia programs, respectively, and up to $104.0 million in regulatory milestone payments for each program. In addition, the Company is eligible for up to $55.0 million in commercial milestone payments, on a research program by research program basis. Development milestone payments are triggered upon initiation of a defined phase of clinical research for a collaboration product. Regulatory milestone payments are triggered upon approval to market a product candidate by the FDA or other global regulatory authorities. Commercial milestone payments are triggered when an approved collaboration product reaches certain defined levels of net sales by the licensee. In addition, to the extent any of the collaboration products covered by the licenses conveyed to Sanofi are commercialized, the Company would be entitled to receive tiered royalty payments of mid‑single digits to low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for instances where Sanofi faces generic competition in certain countries. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from Sanofi.

Under the terms of the Collaboration Agreement, Sanofi was also provided with an option to obtain screening services on the additional Program 3 target upon making an option fee payment of $5.0 million in addition to a non‑refundable payment of $1.4 million as payment for the Company’s services related to Program 3 during the BV Bicycle Research Term. The option expired in November 2018 unexercised.

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

The total transaction price was initially determined to be $14.2 million, consisting of the $10.0 million upfront payment and non‑refundable research and development funding of $4.2 million. The Company may receive reimbursement of FTE costs and external costs associated with work under the Joint Research Term, milestone payments during the Joint Research Term, as well as upon exercise of the license options. These variable amounts are excluded from the transaction price as they relate to fees and milestones that can only be achieved subsequent to the exercise of an option.

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

Allocation of
Performance Obligations	Transaction Price
Sickle Cell Research License and Related Services	$1,405
Hemophilia Research License and Related Services	2,811
Sickle Cell License Option Material Right	5,286
Hemophilia License Option Material Right	4,698
$14,200

The Company will recognize revenue related to amounts allocated to the Sickle Cell Research License and Related Services and the Hemophilia Research License and Related Services obligations as the underlying services are performed using a proportional performance model, over the period of service using input‑based measurements of total full‑time equivalent effort incurred to date as a percentage of total full‑time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition when the underlying option is exercised or upon expiry of the option.

During the nine months ended September 30, 2019, Sanofi extended the research and development services on both programs. The arrangement consideration increased to $14.9 million. On March 28, 2019, Sanofi notified the Company that it would not exercise the Sickle Cell License Option. As a result, the amount allocated to the Sickle Cell License Option Material Right of $5.3 million was recognized into revenue during the nine months ended September 30, 2019. The collaboration with Sanofi was terminated effective October 23, 2019, and as a result, deferred revenue related to amounts allocated to the Hemophilia License Option Material Right will be recognized in the fourth quarter of 2019.

The Company recognized zero and $6.0 million of collaboration revenue for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $3.3 million of collaboration revenue for the three and nine months ended September 30, 2018, respectively, related to its collaboration with Sanofi.  As of September 30, 2019, and December 31, 2018, the Company recorded deferred revenue of $4.5 million and $9.9 million, respectively, related to its collaboration with Sanofi.

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

The Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion Collaboration Agreement provided for an upfront payment of €1.0 million and potential additional research and development funding, at an agreed upon FTE rate, should the research effort require more than one FTE or the research plan be amended or extended by Oxurion. In addition, Oxurion is required to make certain milestone payments to the

Company upon the achievement of specified research, development, regulatory and commercial events. More specifically, for each collaboration program, the Company is eligible to receive up to €8.3 million in research and development milestones of which €1.8 million has been received as of September 30, 2019. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or EU for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid‑single digits based on a percentage of net sales. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from Oxurion.

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

In November 2017, the parties executed the First Deed of Amendment to the Oxurion Collaboration Agreement (“First Amendment”). The First Amendment confirms that THR‑149 has been selected as a development compound under the Oxurion Collaboration Agreement and that Stage II of the research plan has been completed. The First Amendment provided for additional research services to be performed by the Company related to the identification of two additional compounds for Oxurion, in its discretion, to select as development compounds. As for the work under the Oxurion Collaboration Agreement, the Company will perform the work under Stage I of the research plan, which will be funded at a specified FTE rate, plus any direct out of pocket expenses, and Oxurion will be responsible for Stage II research and any development after the selection of a development compound. Additional milestones and royalties were added for the potential additional licensed compounds, consistent with those of the initial Oxurion Collaboration Agreement. The Company is not obligated or expected to perform any research services during Stage II of the research plan.

Accounting Analysis

Under the Oxurion Collaboration Agreement, all licenses were granted and research services to be provided by the Company were fully completed and revenue associated with those obligations was fully recognized prior to January 1, 2016. Under the First Amendment, the Company has identified a single performance obligation associated with the performance of research services associated with Stage I of the research plan for which the Company will be reimbursed for its services at a specified FTE reimbursement rate plus out of pocket costs which will be recognized on a proportional performance basis as the associated FTE efforts and costs are incurred, which best reflects the progress towards satisfaction of the performance obligation. None of the unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at December 31, 2018 and September 30, 2019.

The Company recognized zero revenue for the three and nine months ended September 30, 2019, and $0.2 million and $1.7 million of revenue for the three and nine months ended September 30, 2018, respectively, related to its agreements with Oxurion. As of September 30, 2019, the research services under the First Amendment were complete. The revenue recognized for the nine months ended September 30, 2018 includes $1.2 million related to the achievement of developmental milestones during the advancement of the research by Oxurion into a Phase I clinical study. There was zero deferred revenue recorded as of September 30, 2019 and December 31, 2018 in connection with the agreements with Oxurion.

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

Intellectual property created by the collaboration shall be owned by the Company, and background intellectual property improvements shall be owned by the party from whose background intellectual property they exclusively relate. If promising lead compounds are identified, the Company and DDF have the option (the “DDF Option”) to establish a jointly owned new company (“NewCo”) to advance the compounds through further development towards commercialization. NewCo will receive a royalty and milestone-bearing assignment and license of intellectual property from the Company for this purpose. The DDF Option is exercisable at any time until 90 days following the completion of the Research Plan and delivery of a final report. If DDF does not elect to exercise the DDF Option during the Option period, then DDF shall have no right in the collaboration intellectual property. NewCo will initially be owned 66% by the Company and 34% by DDF; however, the Company shall not be entitled to exercise more than 50% of the total voting rights related to its ownership interests. After completion of the DDF Option exercise, for a period of two years following the option exercise, NewCo shall have the right to initiate a new research program to develop up to three additional dementia targets, on a target by target basis, and the Company will be entitled to charge NewCo an agreed upon FTE rate for peptide screening and optimization for the active targets.

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

The Company concluded that the DDF Option is an immaterial obligation at the inception of the arrangement, as it represents a right to acquire shares of NewCo that have de minimis value. The DDF Option also does not contain a material right that otherwise would not have been received. The Company’s participation in the Research Advisory Panel was assessed as immaterial in the context of the contract. In addition, the Company concluded that the option for NewCo to obtain additional peptide screening and optimization services is not an obligation at the inception of the arrangement, as they are optional services and the amount that will be paid for the services do not reflect a discount that the customer would otherwise receive and do not provide the customer with material rights.

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

The transaction price was allocated to the single performance obligation of research and development services. The Company will recognize revenue as the underlying services are performed using a proportional performance model, over the period of service using input‑based measurements of total costs, including total full‑time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation.

The Company recognized $0.2 million and $0.3 million of revenue for the three and nine months ended September 30, 2019, respectively, and recorded deferred revenue of $0.8 million as of September 30, 2019 related to its collaboration with DDF.

Material Transfer Agreement

In October 2018, the Company entered into a Materials Transfer Agreement. Under the terms of the agreement, the Company agreed to transfer bicyclic peptides (the “Materials”) to the recipient for the purpose of testing the materials in order to evaluate the Company’s technology platform. The recipient agreed to pay the Company $1.0 million within 30 business days after receipt of the materials and related data package, which was paid to the Company in May 2019. The agreement has a term of 14 months after delivery of the Materials and data package and may be terminated upon 45 days’ notice by the recipient. At any point during the term of the agreement and continuing through two months after the completion of the permitted research, the recipient has the option to enter into good faith negotiations to obtain a license to the Company’s background intellectual property and/or the Company’s interest in the new substances or developments for the purpose of continued research and development of collaboration products. The Company recognized zero and $1.0 million of revenue during the three and nine months ended September 30, 2019, respectively, related to its Materials Transfer Agreement, as the Company concluded that the recipient has the ability to direct the use of and obtain substantially all of the remaining benefit from the Materials upon the delivery of the Materials and the data package.

Summary of Contract Assets and Liabilities

Up‑front payments and fees are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements. A contract asset is a conditional right to consideration in exchange for goods or services that the Company has transferred to a customer. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Year	Additions	Deductions	Rates	Period
Period ended December 31, 2018
Contract assets	$—	$91	$(91)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	—	5,350	(466)	(157)	4,727
Sanofi collaboration deferred revenue	14,467	—	(4,006)	(553)	9,908
Total deferred revenue	$14,467	$5,350	$(4,472)	$(710)	$14,635

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Period	Additions	Deductions	Rates	Period
Period ended September 30, 2019
Contract assets	$—	$149	$(103)	$—	$46
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,727	24	(35)	(167)	4,549
Sanofi collaboration deferred revenue	9,908	—	(5,286)	(116)	4,506
DDF collaboration deferred revenue	—	1,114	(275)	(31)	808
Total deferred revenue	$14,635	$1,138	$(5,596)	$(314)	$9,863

The contract assets represents research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The Sanofi deferred revenue balance at September 30, 2019 is composed of $4.5 million allocated to the Hemophilia License Option Material Right, which will be recognized as of the expiration of the option in connection with the termination of the collaboration arrangement, which was effective October 23, 2019.

The AstraZeneca deferred revenue balance at September 30, 2019 includes $4.5 million allocated to the Target 3, Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$(173)	$(1,121)	$(310)	$(3,408)
Revenue recognized based on expiration of material rights	—	—	(5,286)	—
Total	$(173)	$(1,121)	$(5,596)	$(3,408)

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

The Company concluded that the costs incurred by CRUK is a liability in accordance with ASC 730, Research and Development, as the payment is not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $1.4 million and $0.8 million at September 30, 2019 and December 31, 2018, respectively, which is recorded in other long‑term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the statements of operations and comprehensive loss.

11. Income Taxes

During the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.3 million and $0.1 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded an income tax benefit of zero and $0.4 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The benefit from income taxes for the nine months ended September 30, 2018 is limited to the total tax benefit the Company expects to realize for the respective year, since the Company incurred losses in the respective year to date periods that exceeds the expected annual loss.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., and has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of September 30, 2019 and December 31, 2018.

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

The benefit from income taxes shown on the condensed consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible, U.K., federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

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

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018 and expires on December 31, 2022. Bicycle Therapeutics Inc. has the option to extend for a successive period which is not included in the lease term as it is not reasonably certain that the option will be exercised. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million as well as prepaid rent of $0.1 million for the first month of the third, fourth, and fifth year of the lease. The deposit is recorded in other assets in the condensed consolidated balance sheets. With the adoption of ASU 2016‑02, the Company has recorded a right‑of‑use asset (inclusive of the impact of prepaid rent) and corresponding lease liability, by calculating the present value of lease payments, discounted at 9%, the incremental borrowing rate, over the lease term.

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which expires on December 21, 2021. The annual rent is approximately $0.5 million. The Company has the right to renew the lease for five years commencing December 21, 2021, which is not included in the lease term as it is not reasonably certain that the right will be exercised. Service charges are also payable based on floor area and are estimated to be approximately $0.1 million per year. In conjunction with the 2017 lease agreement, the Company paid a security deposit of $0.6 million, which is recorded in other assets in the condensed consolidated balance sheets. With the adoption of ASC 2016‑02, the Company has recorded a right‑of‑use asset and corresponding lease liability, by calculating the present value of lease payments, discounted at 7.75%, the incremental borrowing rate, over the lease term.

The future minimum lease payments due under the Company’s operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$888
2020	901
2021	915
2022	483
2023	—
$3,187

Prior to the adoption of ASU 2016‑02 and for the three and nine months ended September 30, 2018, the Company recognized rent expense on a straight‑line basis over the lease period and recorded deferred rent for rent expense incurred but not yet paid. During the three and nine months ended September 30, 2018, the Company recognized total rent expense of $0.3 million and $0.8 million, respectively.

The Company identified and assessed the following significant assumptions in recognizing the right‑of‑use assets and corresponding lease liabilities:

•

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company has not included any option periods in the expected lease term as it is not reasonably certain that the Company will exercise such options.

•

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third‑party quotations.

•

Lease and non‑lease components — In certain cases, the Company is also responsible for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The amounts paid are considered non‑lease components. The Company has elected the practical expedient which allows the non‑lease components to be combined with the lease components. The payments for other operating costs are considered variable lease cost and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$219	$669
Variable lease cost	91	282
Total lease cost	$310	$951
Weighted‑average remaining operating lease term (years)	2.9	2.9
Weighted‑average discount rate	8.50%	8.50%

The following table summarizes the maturities of the Company’s operating leases as of September 30, 2019 (in thousands):

Year Ending December 31,
2019	$434
2020	848
2021	753
2022	443
2023	—
Present value adjustment	(460)
Total lease liabilities	$2,018
Less: current lease liabilities	(602)
Long term lease liabilities	$1,416

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

In September 2016, the Company filed a complaint in the District Court of The Hague against Pepscan Systems B.V. (“Pepscan”) to contest the right of Pepscan to terminate a non‑exclusive patent license agreement entered into with Pepscan in 2009 and 2010 (“PLA”). In response, Pepscan counterclaimed for injunctive relief and unquantified damages. The Company is vigorously prosecuting its claims and defending against those of Pepscan. The Company does not believe that a loss is probable or estimable at this time, and as such, the Company has not recorded a liability related to the Pepscan litigation as of September 30, 2019 and December 31, 2018. Should the Company not be successful in maintaining its rights to Pepscan’s patent or in the Company’s alternative demand that the patent be invalidated, commercialization of the Company’s lead product could be delayed. As the Pepscan patent expires prior to the expected commercialization date of the product, the Company does not believe that the legal proceedings could have a material adverse effect on the Company’s business and operating results.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2019 and December 31, 2018.

13. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to ordinary shareholders	$(9,482)	$(7,692)	$(26,202)	$(15,205)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	17,900,978	433,795	8,734,943	417,223
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.53)	$(17.73)	$(3.00)	$(36.44)

The Company’s potentially dilutive securities, which include share options, warrants to subscribe for ordinary shares, and which prior to the completion of the IPO, included convertible preferred shares, warrants to subscribe for Series A and Series B1 Preferred Shares, and unvested restricted shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti‑dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Convertible preferred shares (as converted to ordinary shares)	—	9,641,740	—	9,641,740
Warrants to subscribe for convertible preferred shares (as adjusted to reflect the impact of the share capital reorganization and issuance of bonus shares (Note 1))(1)(2)	114,320	1,347,953	114,320	1,347,953
Restricted ordinary shares	—	123,735	—	123,735
Options to purchase ordinary shares	2,637,275	971,079	2,637,275	971,079
	2,751,595	12,084,507	2,751,595	12,084,507

(1)

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire.

(2)	At September 30, 2019, 80,000 warrants are outstanding which are exercisable into 114,320 ordinary shares (Note 6).

14. Benefit plans

The Company established a defined‑contribution savings plan under Section 401(k) of the United States Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three months ended September 30, 2019 and 2018 the Company made contributions totaling $26,000 and $23,000, respectively, to the 401(k) Plan. During each of the nine months ended September 30, 2019 and 2018, the Company made contributions totaling $0.1 million to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company contributes each year amounts of up to 12% of their annual base salary (“U.K Plan”). During each of the three months ended September 30, 2019 and 2018, the Company made contributions totaling $0.1 million to the U.K.

Plan. During each of the nine months ended September 30, 2019 and 2018, the Company made contributions totaling $0.2 million to the U.K. Plan.

15. Related party transactions

The Company has entered into a  Founder Royalty Agreement with its founders and initial investors (Note 12). No royalties have been earned or paid under the Founder Royalty Agreement to date.

The former Chairman of the Company’s Board of Directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling zero and $50,000 during the three and nine months ended September 30, 2019, respectively, and $25,000 and $0.1 million during the three and nine months ended September 30, 2018, respectively.

16. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long‑lived assets, including operating lease right‑of‑use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2019	2018
United States	$2,020	$498
United Kingdom	2,309	1,320
	$4,329	$1,818

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

17. Subsequent events

Effective October 23, 2019, Sanofi terminated the Sanofi Collaboration Agreement. As  a result, deferred revenue related to amounts allocated to the Hemophilia License Option Material Right of approximately $4.5 million will be recognized as collaboration revenue in the fourth quarter of 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, on May 23, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors” in Part II, Item 1A of this report.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidate, BT1718, is a Bicycle Toxin Conjugate, or BTC. This Bicycle is being developed to target tumors that express Membrane Type 1 matrix metalloprotease, or MT1‑MMP. MT1‑MMP is expressed in multiple solid tumors including approximately 76% to 96% of the ovarian, bladder and triple negative breast cancer cases, depending on cancer type. The Bicycle is chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK, or CRUK. The Phase I part of the clinical trial commenced in early 2018 and this part of the trial remains ongoing. Six cohorts of patients have been dosed and evaluated on the twice-weekly schedule, with doses ranging from 0.6 mg/m2 to 9.6 mg/m2.  Five cohorts in the once-weekly schedule have been dosed and evaluated with doses ranging from 9.6 mg/m2 to 32 mg/m2.

We are also developing BT5528 and BT8009, which are BTCs targeting Ephrin type-A receptor 2, or EphA2, and Nectin‑4, respectively, and BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137, for oncology indications. Our discovery pipeline in oncology includes Bicycle-targeted innate immune activators, T-cell modulators, and tumor-targeted immune cell agonists.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our lead product candidates, BT1718, BT5528,  BT8009 and BT7480, and conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of ADS’s and ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Oxurion, AstraZeneca and Sanofi, and DDF. From our inception in 2009 through September 30, 2019, we have received gross proceeds of $193.0 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, as well as $29.2 million of cash payments under our collaboration revenue arrangements, including $4.1 million from Oxurion, $8.5 million from AstraZeneca, $14.9 million from Sanofi and $1.1 million from DDF. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $9.5 million and $26.2 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $96.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

•	continue our development of our product candidates, including conducting future clinical trials of BT1718;
•	progress the preclinical and clinical development of BT5528, BT8009 and BT7480;
•	seek to identify and develop additional product candidates;
•	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
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

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as a prepaid expense or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we:  (i) continue the clinical development and obtain marketing approval for our product candidates, including BT1718; (ii) initiate clinical trials for our product candidates, including BT5528, BT8009 and BT7480; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

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

•	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT1718;
•	progressing the preclinical and clinical development of BT5528, BT8009 and BT7480;
•	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
•	identifying new product candidates to add to our development pipeline;
•	successful enrollment in, and the initiation and completion of clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
•	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
•	addressing any competing technological and market developments, as well as any changes in governmental regulations;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
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

Benefit From Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The benefit from income taxes presented in our condensed consolidated statements of operations and comprehensive loss represents the tax impact from our operating activities in the United States, which has generated taxable income in certain periods based on intercompany service arrangements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenues	$614	$1,610	$(996)
Operating expenses:
Research and development	6,078	5,642	436
General and administrative	4,789	2,325	2,464
Total operating expenses	10,867	7,967	2,900
Loss from operations	(10,253)	(6,357)	(3,896)
Other income (expenses):
Interest and other income	440	26	414
Other expense	—	(1,361)	1,361
Total other income (expense), net	440	(1,335)	1,775
Net loss before income tax provision	(9,813)	(7,692)	(2,121)
Benefit from income taxes	(331)	—	(331)
Net loss	$(9,482)	$(7,692)	$(1,790)

Collaboration Revenues

Collaboration revenues decreased by $1.0 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a decrease in revenue of $1.0 million from our collaboration with Sanofi as the BV Bicycle Research Term was substantially complete in the second quarter 2019, and $0.2 million under our collaboration agreement with Oxurion due to research services performed in 2018 pursuant to an amendment to the collaboration agreement that did not recur in the current year. The amounts were offset by an increase of $0.2 million of revenue from a collaboration arrangement with DDF which was entered into in May 2019.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
BT1718 (MT1)	$250	$531	$(281)
BT5528 (EphA2)	567	1,030	(463)
BT8009 (Nectin‑4)	545	1,103	(558)
Tumor-targeted immune cell agonist	309	—	309
Other discovery and platform related expense	3,024	1,947	1,077
Employee and contractor related expenses	2,501	2,041	460
Facility expenses	315	284	31
Research and development incentives	(1,433)	(1,294)	(139)
Total research and development expenses	$6,078	$5,642	$436

Research and development expense increased by $0.4 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase of $0.5 million in personnel-related expenses attributable primarily to $0.3 million of incremental share-based compensation expense.  In addition, direct program spend increased by $0.1 million, which included a decrease in BT5528 and BT8009 expense of $0.5 million and $0.6 million, respectively, due to the timing of IND enabling pre-clinical study activities, offset by to an increase in other unallocated discovery and platform expense of $1.1 million, which were offset by an increase in the research and development tax credit reimbursement of $0.1 million, due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date. Through September 30, 2019, we have incurred approximately $12.7 million, $7.4 million, $5.3 million and $0.3 million of direct expenses for the development of the BT1718, BT5528,  BT8009, and  tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018. The increase of $2.5 million primarily reflected increases of $0.9 million in losses from the effect of foreign exchange rates,  $0.7 million in personnel related costs, attributable primarily to  $0.3 million in share-based compensation expense, as well as $0.3 million in professional fees, including legal, human resources, marketing and consulting costs and $0.7 million in other general and administrative cost, including insurance expense, to support operations as a public company.

Other Income (Expense), net

Other income (expense), net increased by $1.8 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as we recorded income of $0.4 million during the three months ended September 30, 2019 from a higher cash balance as a result of proceeds from our IPO, as compared to expense of $1.4 million during the three months ended September 30, 2018 due to the remeasurement of the warrant liability for warrants outstanding prior to our IPO.

Comparison of the Nine months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenues	$8,520	$6,079	$2,441
Operating expenses:
Research and development	18,891	14,268	4,623
General and administrative	11,164	6,015	5,149
Total operating expenses	30,055	20,283	9,772
Loss from operations	(21,535)	(14,204)	(7,331)
Other income (expenses):
Interest and other income	594	75	519
Other expense, net	(5,377)	(1,472)	(3,905)
Total other expense, net	(4,783)	(1,397)	(3,386)
Net loss before income tax provision	(26,318)	(15,601)	(10,717)
Benefit from income taxes	(116)	(396)	280
Net loss	$(26,202)	$(15,205)	$(10,997)

Collaboration Revenues

Collaboration revenues increased by $2.4 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase of $2.8 million of revenue from our collaboration with Sanofi, including the recognition of $5.3 million of revenue related amounts that were allocated to a material right that were recognized upon Sanofi’s exercise of its right to terminate the sickle cell program, offset by a decrease in research services revenue as the BV Bicycle Research Term was substantially complete in the second quarter 2019. Additionally, revenue increased by $1.0 million for delivery of materials under a Material Transfer Agreement, and $0.3 million of revenue from a collaboration arrangement with DDF which was entered into in May 2019. This was offset by a decrease of $1.7 million of revenue under our collaboration with Oxurion primarily due to revenue recognized of $1.2 million for certain development milestones achieved during the nine months ended September 30, 2018 that did not recur in the nine months ended September 30, 2019.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
BT1718 (MT1)	$997	$1,084	$(87)
BT5528 (EphA2)	2,792	2,311	481
BT8009 (Nectin‑4)	2,573	1,504	1,069
Tumor-targeted immune cell agonist	309	—	309
Other discovery and platform related expense	9,001	5,930	3,071
Employee and contractor related expenses	7,200	5,556	1,644
Facility expenses	970	997	(27)
Research and development incentives	(4,951)	(3,114)	(1,837)
Total research and development expenses	$18,891	$14,268	$4,623

Research and development expense increased by $4.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increases of $0.5 million, $1.1 million and $0.3 million in the BT5528, BT8009 and tumor-targeted immune cell agonist program spending, respectively, due to increased spending for these development programs in 2019 related to IND-enabling preclinical studies. In addition, the overall increase in research and development expense includes a $3.1 million in other unallocated discovery and platform related expense, and an increase of $1.6 million personnel related cost including $0.4 million share-based compensation expense due to an increase in headcount as we expanded our operations in the United States and the United Kingdom. These expenses were offset primarily by an increase in research and development tax credit reimbursement of $1.8 million, due to the corresponding increase in research and development spending in the United Kingdom.

General and Administrative Expenses

General and administrative expenses were $11.2 million for the nine months ended September 30, 2019, compared to $6.0 million for the nine months ended September 30, 2018. The increase of $5.1 million primarily reflected an increase of $2.0 million in personnel related costs including $0.8 million in share-based compensation expense, as well as an increase of $1.8 million in professional fees, including legal, human resources, marketing and consulting costs, $0.8 million in other general and administrative cost, including insurance expense, to support operations as a public company and $0.6 million due to an increase in losses from the effect of foreign exchange rates.

Other Expense, net

Other expense, net increased by $3.4 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to  $3.9 million of additional expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO, offset by higher interest income of $0.5 million during the nine months ended September 30, 2019 as a result of a higher cash balance due to proceeds from our IPO.

Liquidity and Capital Resources

From our inception through September 30, 2019, we have not generated any revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with AstraZeneca, Oxurion, Sanofi, and DDF.

From our inception in 2009 through September 30, 2019, we have received gross proceeds of $193.0 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, as well as $29.2 million of cash payments under our collaboration revenue arrangements including $4.1 million from Oxurion, $8.5 million from AstraZeneca, $14.9 million from Sanofi, and $1.1 million from DDF.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(23,694)	$(17,224)
Net cash used in investing activities	(1,164)	(776)
Net cash provided by financing activities	58,318	1
Effect of exchange rate changes on cash	(886)	(1,742)
Net increase (decrease) in cash	$32,574	$(19,741)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 included our net loss of $26.2 million, net cash used by changes in our operating assets and liabilities of $5.6 million and non-cash charges of $8.1 million, which included share-based compensation expense of $2.0 million and depreciation and amortization of $0.7 million, and changes in the fair value of the warrant liability of $5.4 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a decrease in accounts receivable of $5.1 million primarily due to a payment received from AstraZeneca for its exercise of the Additional Four Target Option, a decrease in deferred revenue of $4.5 million primarily related to revenue recognized under the Sanofi Collaboration arrangement, an increase in research and development incentives receivable of $4.8 million, and a decrease in accrued expenses and other current liabilities of $0.6 million, offset by an increase in accounts payable of $0.5 million and other long-term liabilities of $0.6 million.

Net cash used in operating activities for the nine months ended September 30, 2018 included our net loss of $15.2 million, net cash used by changes in our operating assets and liabilities of $4.8 million and non-cash charges of $2.8 million, which included share-based compensation expense of $0.8 million and depreciation and amortization of $0.5 million and changes in the fair value of the warrant liability of $1.5 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of an increase in prepaid expenses and other current assets of $1.9 million, a decrease in deferred revenue of $3.3 million, primarily due to the recognition of revenue related to the Sanofi Collaboration arrangement and by an increase in research and development incentives receivable of $0.8 million, offset by an increase in accrued expenses and other current liabilities of $2.2 million.

Investing Activities

During the nine months ended September 30, 2019 and 2018, we used $1.2 million and $0.8 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $58.3 million, primarily consisting of net proceeds from our IPO of $57.0 million, and net proceeds from our Series B2 convertible preferred shares issued in January 2019 of $1.3 million.

During the nine months ended September 30, 2018, the Company did not use or receive cash from financing activities.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

•	continue our development of our product candidates, including conducting future clinical trials of BT1718;

•	progress the preclinical and clinical development for BT5528, BT8009 and BT7480;
•	seek to identify and develop additional product candidates;
•	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
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

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
•	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
•	the success of our collaborations with AstraZeneca, Oxurion and other partners;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•	the costs of operating as a public company.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, on May 23, 2019.

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

Share-Based Compensation

In May 2019, we adopted the 2019 Share Option Plan (the “2019 Plan”), which became effective in conjunction with the IPO. In September 2019, the Compensation Committee of the Company’s Board of Directors approved immaterial clarifying amendments to the 2019 Plan which did not have an impact to the condensed consolidated financial statements. The 2019 Plan provides for the grant of options to purchase ordinary shares to officers, employees, directors and service providers (including consultants). Share options issued under the 2019 Share Option Plan have a 10 year contractual life, and either vest monthly over a three year service period, or over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments. The exercise price of share options issued under the 2019 Share Option Plan shall not be less than the fair value of the ordinary shares as of the date of grant.

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

In June 2018, the FASB issued ASU No. 2018‑07, Compensation — Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018‑07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting share-based payments to employees, with certain exceptions. We adopted the new standard on January 1, 2019. Prior to the adoption, compensation expense for share-based awards granted to non-employee consultants was recognized over the period during which services are rendered by such consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of our ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model, as applicable. Under the new guidance, the measurement date for non-employee awards is the date of grant. The compensation expense is then recognized over the requisite service period, which is the vesting period of the respective award, without subsequent changes in the fair value of the award.

The fair value of each restricted ordinary share award is based on the fair value of our ordinary shares, less any applicable purchase price.

The fair value of each share option is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of ordinary shares, the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. See Note 9 to our condensed consolidated financial statements appearing in the accompanying Form 10‑Q for further detail.

We classify share-based compensation expense in our condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Emerging Growth Company Status

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, We will remain an EGC until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2024), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if the market value of our ordinary shares held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The JOBS Act permit an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2019, we had cash of $96.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The functional currency of Bicycle Therapeutics plc and Bicycle Therapeutics Inc. is the United States dollar. The functional currency of its wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling and the condensed consolidated financial statements are presented in United States Dollars, USD. The functional currency of the Company’s subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a  foreign exchange loss of $0.8 million and a foreign exchange gain of $41,000 during the three months ended September  30, 2019 and 2018, respectively, and a  foreign exchange loss of $0.4 million and a foreign exchange gain of  $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

For financial reporting purposes, our condensed consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the condensed consolidated statements of convertible preferred shares and shareholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective for the reasons set forth below.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified an error in our previously reported financial statements due to a material weakness in our internal control over financial reporting related to the valuation of our warrant liability. The material weakness is attributable to a deficiency in the design and operating effectiveness of our review of the respective third-party valuation reports. Specifically, the findings relate to our internal control infrastructure that existed as of December 31, 2017, and September 30, 2018 where we did not design or implement sufficient processes, controls or other review processes to ensure that the liquidation preferences of our Series A and Series B1 warrants per our articles of association were properly reflected as an input in the valuations during the year ended December 31, 2017, or for the nine month periods ended September 30, 2018 as previously reported. As a result, the consolidated financial statements for those periods required restatement.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are also party to litigation in the District Court of The Hague against Pepscan Systems B.V., or Pepscan, to contest the right of Pepscan to terminate a non-exclusive patent license agreement we entered into with Pepscan in 2009 and 2010. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2019, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

Investing in our American Depositary Shares, or ADSs, involves a high degree of risk. The following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10‑Q, including our unaudited condensed consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including $26.2 million for the nine months ended September 30, 2019. In addition, our accumulated deficit as of September 30, 2019 was $96.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials with respect to our lead product candidate, BT1718, and our other product candidates in our Bicycle Toxin Conjugate (“BTC”), tumor-targeted immune cell agonist programs, and our other pipeline programs;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, in the nine months ended September 30, 2019, we used $23.7 million in net cash for our operating activities and in the year ended December 31, 2018, we used $26.1 million, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash of $96.0 million as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BTC and tumor-targeted immune cell agonist programs which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our internal development programs and of product candidates from our BTC and tumor-targeted immune cell agonist programs.

Within our BTC program, we are investigating BT1718 for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with the Centre for Drug Development of Cancer Research UK, or CRUK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from CRUK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. BT1718 is designed to target tumors that express MT1‑MMP. We are also developing BT5528 and BT8009, which are BTCs targeting Ephrin type-A receptor 2, or EphA2, and Nectin‑4, respectively, and BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137, for oncology indications. These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. In addition, we are developing BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137. There can be no assurance our BTCs or tumor-targeted immune cell agonists will ever demonstrate evidence of safety or effectiveness for any use or receive U.S. or E.U. regulatory approval in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the U.S., EMA in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BTCs, tumor-targeted immune cell agonists, and our other product candidates will depend on, among other things, our ability to:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, the Phase I/IIa trial of BT1718 is being conducted by CRUK at up to seven sites in the United Kingdom, and the findings may not be replicated in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of October 29, 2019,  the most recent date for which information has been provided by the CRUK, the most common treatment-related adverse events (>15%, n=31) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, blood alkaline phosphatase increase, gamma-glutamyltransferase increase, decreased appetite, lethargy, peripheral neuropathy, muscle pain, abdominal pain, and  weight decrease.

If unacceptable side effect profiles arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the Institutional Review Boards, or IRBs, or independent ethics committees at the institutions in which our studies are conducted, or the Data Safety Monitoring Board, or DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may be required to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is nine months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, in particular if such product candidate has received a Breakthrough Therapy Designation, the FDA may decide not to grant it. Moreover, a priority review designation does not result in expedited development and does not necessarily result in expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require U.K. parliamentary approval) or, failing that, two years following the United Kingdom’s notification of its intention to leave the European Union, or the Brexit Date, unless the European Council (together with the United Kingdom) unanimously decides to extend the two year period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union. It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the United Kingdom and EU Member States to determine the future terms of the United Kingdom’s relationship with the European Union. There have been several extensions to the Brexit Date and the United Kingdom has yet to formally leave the European Union. On October 28, 2019, the European Union granted the United

Kingdom a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by Parliament. In addition, the United Kingdom will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency, or the EMA, relocated to Amsterdam from London. Following Brexit, the United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

There is a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma Inc., Seattle Genetics, Inc., AstraZeneca, and GlaxoSmithKline plc, are developing programs for the targets that we are exploring for our BTC programs. Furthermore, Agenus Inc., Bristol-Myers Squibb Company, Pfizer Inc., Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc. and Roche are developing bi-specific antibodies.

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

The collection and use of personal health data in the European Union was governed by the provisions of the Data Protection Directive, and which, as of May 25, 2018, has been superseded by the GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any potential clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom, from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

On June 23, 2016, the electorate in the United Kingdom voted in favor of Brexit. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require U.K. parliamentary approval) or, failing that, two years following the United Kingdom’s notification of its intention to leave the European Union, or the Brexit Date, unless the European Council (together with the United Kingdom) unanimously decides to extend the two year period. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the European Union.  There have been several extensions to the Brexit Date and the United Kingdom has yet to formally leave the European Union. On October 28, 2019, the European Union granted the United Kingdom a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by Parliament. In addition, the United Kingdom will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.

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

Under our collaborations with AstraZeneca, Oxurion, and DDF, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. As part of our collaboration with Cancer Research Technology Limited and CRUK, CRUK’s Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

In addition, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. As of September 30, 2019, no final decision has been issued by the European Patent Office. If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

In addition, with respect to investigator-sponsored trials that are being or may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to,  use, and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of September 30, 2019, our intellectual property portfolio includes three patent families covering novel scaffolds, 13 patent families directed to our platform technology, 66 patent families covering bicyclic peptides and related conjugates, and seven patent families directed to clinical indications and other properties of development assets.

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

If we initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products and product candidates. Such a loss of patent protection could have a material adverse impact on our business.

For example, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. As of September 30, 2019, no final decision has been issued by the European Patent Office. If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

As of September 30, 2019, we had 67 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, the trading price of our ADSs has ranged from $14.91 to $6.24. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of September 30, 2019, our executive officers, directors, greater than 5% percent shareholders and their affiliates beneficially own approximately 68.1% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group will be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

These ordinary shares may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreement signed in connection with our IPO. The lock-up period will expire on November 18, 2019.

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

We will incur increased costs as a result of operating as a company with ADSs that are publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

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

However, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified an error in our previously reported financial statements due to a material weakness in our internal control over financial reporting related to the valuation of our warrant liability. The material weakness is attributable to a deficiency in the design and operating effectiveness of our review of the respective third-party valuation reports. Specifically, the findings relate to our internal control infrastructure that existed as of December 31, 2017 and September 30, 2018 where we did not design or implement sufficient processes, controls or other review processes to ensure that the liquidation preferences of our Series A and Series B1 warrants per our articles of association were properly reflected as an input in the valuations during the year ended December 31, 2017, or for the nine month periods ended September 30, 2018 as previously reported. As a result, the consolidated financial statements for those periods required restatement.

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

Provisions in the U.K. City Code on Takeovers and Mergers that may have anti-takeover effects do not apply to us.

The U.K. City Code on Takeovers and Mergers, or the Takeover Code, applies to an offer for, among other things, a public company whose registered office is in the United Kingdom if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, primarily where the directors are resident.

In September 2019, the Takeover Panel Executive confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances which may have a bearing on whether the Takeover Panel would determine our place of central management and control to be in the United Kingdom.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

On May 28, 2019, we completed our initial public offering of 4,333,333 ADSs at a price of $14.00 per ADS for an aggregate offering price of approximately $60.7 million. In addition, in June 2019, we issued 304,333 ADSs at a price of $14.00 per ADS for an aggregate offering price of approximately $4.3 million in connection with the underwriters’ partial exercise of their option to purchase additional ADSs. Goldman Sachs & Co. LLC, Jefferies LLC, Piper Jaffray & Co. and Canaccord Genuity LLC served as the underwriters of the IPO. The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333‑231076), which became effective on May 22, 2019.

We received aggregate net proceeds from the offering of approximately $56.4 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $4.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of September 30, 2019, we consumed approximately $10.9 million of the net proceeds from the IPO, primarily to advance our BT1718, BT5528, BT8009, BT7480, and other discovery development programs, as well as for continued drug discovery efforts and translational research activities, and for working capital and other general corporate purposes. We have invested the remaining net proceeds from our IPO in interest bearing cash accounts.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.1

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Kevin Lee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on September 30, 2019).

10.2

Amended and Restated Employment Agreement, dated September 26, 2019, by and between Bicycle Therapeutics Inc. and Lee Kalowski (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on September 30, 2019).

10.3*	Rules of the Bicycle Therapeutics Share Option Plan, as amended on September 12, 2019.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

#     The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10‑Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BICYCLE THERAPEUTICS PLC

Date: November 7, 2019	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)