Form 10-K
period 2019-12-31
BICYCLE THERAPEUTICS plc
filed 2020-03-10
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38916

BICYCLE THERAPEUTICS PLC

(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

B900, Babraham Research Campus Cambridge, United Kingdom (Address of Principal Executive Offices)	CB22 3AT (Zip Code)

Registrant’s telephone number, including area code +44 1223 261503

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Ordinary shares, nominal value £0.01 per share* American Depositary Shares, each representing one ordinary share, nominal value £0.01 per share	n/a BCYC	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

* Not for trading, but only in connection with the listing of the American Depositary Shares on the NASDAQ Global Select Market.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value (approximate) of the registrant’s  voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s  ADSs on The Nasdaq Global Select Market on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $114,461,603.

As of March 5, 2020,  the registrant had 17,994,772 ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10‑K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

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

i

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10‑K, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A and elsewhere in this Annual Report on Form 10‑K.  As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

In addition, any forward-looking statement in this Annual Report represents our views only as of the date of this annual report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

ii

PART I

ITEM 1.       BUSINESS.

We are a clinical‑stage biopharmaceutical company developing a novel and differentiated class of medicines, which we refer to as Bicycles®, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint is designed to confer high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non‑biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, which we believe together support a favorable toxicological profile.

We have a novel and proprietary phage display screening platform which we use to identify Bicycles in an efficient manner. The platform initially displays linear peptides on the surface of engineered bacteriophages, or phages, before “on‑phage” cyclization with a range of small molecule scaffolds which can confer differentiated physicochemical and structural properties. Our platform encodes quadrillions of potential Bicycles which can be screened to identify molecules for optimization to potential product candidates. We have used this powerful screening technology to identify our current portfolio of candidates in oncology and intend to use it in conjunction with our collaborators to seek to develop additional future candidates across a range of other disease areas.

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidate, BT1718, is a Bicycle Toxin Conjugate, or BTC. This Bicycle is being developed to target tumors that express Membrane Type 1 matrix metalloprotease, or MT1‑MMP. The Bicycle is chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK, or CRUK. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type‑A receptor 2, or EphA2, in a Company-sponsored Phase I/II study and are conducting Investigational New Drug application, or IND, ‑enabling activities for BT8009, a BTC targeting Nectin-4.  Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™).

Beyond oncology, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas where we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs outside of oncology include collaborations for anti‑bacterial, cardiovascular, ophthalmology and respiratory indications.

The following table summarizes key information about our programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycles. From our founding through December 31, 2019, we have generated substantial intellectual property, including four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 69 patent families directed to bicyclic peptides and related conjugates, and seven patent families directed to clinical indications and other properties of development assets. The work we have conducted in developing Bicycles and our proprietary screening platform have created substantial know‑how that we believe provides us with a competitive advantage.

Our management team includes veterans in drug development with executive experience at leading pharmaceutical companies including GlaxoSmithKline, Novartis and Pfizer. Our board of directors and scientific advisory board include industry experts and seasoned investors, with extensive experience in immuno‑oncology.

Our Strategy

Our mission is to become a leading biopharmaceutical company by pioneering Bicycles as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

•

Progress our most advanced candidates, BT1718 and BT5528, through clinical development.  BT1718 is being investigated in an ongoing Phase I/IIa clinical trial sponsored by CRUK. We intend to advance development of this candidate aggressively across oncology indications in which the target MT1‑MMP is expressed. We expect CRUK to initiate expansion cohorts in the Phase IIa portion of the Phase I/IIa study in 2020. Bicycle is also evaluating BT5528 in an ongoing company-sponsored Phase I/II trial in patients with solid tumors.

•

Advance BT8009 into clinical development.  We intend to progress our IND‑enabling activities for BT8009 to advance this program into clinical development for oncology indications in 2020. Based on promising observations from our preclinical models, we believe Nectin‑4 is an attractive target for cytotoxin delivery and that Bicycles provide a promising delivery modality.

•

Continue IND-enabling activities for our lead TICA program, BT7480. BT7480 is a Bicycle tumor-targeted immune cell agonist (TICA) targeting Nectin-4 and agonizing CD137.  The constrained nature of Bicycles confers high affinity and selectivity and enables us to link tumor targeting Bicycles to Bicycles that agonize CD137, providing tumor-specific effects. In preclinical experiments with BT7480, we have observed that these characteristics promote powerful anti-tumor activity. We expect to progress our IND-enabling activities for BT7480 in 2020.
•

Pursue clinical development of our discovery programs.  We intend to continue our ongoing discovery activities to screen and select promising candidates for oncology indications. For example, our discovery pipeline includes systemic and tumor-targeted immune cell agonists, from which we expect to identify additional development candidates.

•

Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline.  Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycles to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify our current pipeline of promising BTCs and immune cell agonists, and intend to use it to develop a broader pipeline of diverse product candidates.

•

Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology.  We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas, including neurological, anti‑bacterial, cardiovascular, ophthalmological and respiratory indications. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.

•

If approved, maximize the commercial potential of our product candidates by either establishing our own sales and marketing infrastructure or doing so through collaborations with others.  Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

The Bicycle Opportunity

Introduction to Bicycles

Bicycles are fully synthetic, short peptides consisting of nine to 20 amino acids constrained to form two loops which stabilize the structural geometry of the peptide and facilitate target binding with high affinity and selectivity. Bicycles represent a unique therapeutic class, combining the pharmacological properties normally associated with a biologic with the manufacturing and PK advantages of a small molecule, with no signs of immunogenicity observed to date.

Drugs must bind to target proteins with high affinity and selectivity to achieve a therapeutic effect, while minimizing undesired effects on other proteins and physiological functions. Peptides exist in a number of folded states, only a few of which are able to bind to target proteins, and a key challenge for peptide therapeutics is designing structures that achieve these goals. We have designed our molecules to be highly constrained by linking a chemical connector compound, also known as a scaffold, to particular amino acids in the peptide chain. The resulting cyclized molecule, which we refer to as a Bicycle, is locked in the preferred state to bind to the target proteins.

Schematic of the Creation of a Cyclized Molecule Resulting in a Bicycle

We have expanded the diversity of the chemical space we can cover from approximately 1013 potential molecules in 2009 to 1020 today. We have applied our novel Bicycle modality to a growing range of targets, from a single target in 2009 to more than 105 today. We can create a wide range of Bicycles by varying four parameters:

•	the number of amino acids in the two loops;
•	the amino acid composition at each position;
•	the symmetry of the two loops; and
•	the small molecule scaffold used to cyclize the Bicycle.

Properties of Bicycles as Therapeutic Agents

Bicycles have a large surface area available for target binding, which is designed to allow for high affinity and selectivity to the designated target. As short sequences of amino acids, or peptides, they have a low molecular weight, typically ranging from 1.5 kDa to 2.0 kDa. Bicycles have a readily adjustable PK profile with good plasma stability and rapid distribution from the vasculature into the extracellular space. This PK profile enables rapid tissue penetration and a renal route of elimination that minimizes liver exposure. Toxicity issues are observed with small molecules that are metabolized and eliminated by the liver. Bicycle peptides, by contrast, are not subject to metabolism or elimination by the liver but are metabolized in the peripheral circulation or kidney with subsequent rapid excretion in the urine.  Consequently, by increasing excretion in urine, the liver exposure is minimized and the risk of liver toxicity is reduced. The modular nature of Bicycles allows us to optimize therapeutic molecules for specific targets. To date, we have observed no signs of immunogenicity.

Compared to biologics, Bicycles have a lower cost of production and a simpler manufacturing process, and are recognized by regulatory authorities as small molecule new chemical entities. Bicycles can be readily identified to drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein‑protein interactions. Our novel and proprietary screening platform allows us to screen Bicycles against molecular targets rapidly and efficiently, affording potentially reduced timelines and costs compared to other high‑throughput screening approaches. Leveraging our platform, we can rapidly and efficiently identify a compound for development in as few as six months with the historical average time being 12 months after a target has been selected.

The figure shown below is the x‑ray diffraction crystal structure of a bicyclic peptide binding to EphA2 ligand‑binding domain.

The selectivity of the Bicycle for EphA2 as compared to other Eph family members with similar structure and sequence homology was determined using surface plasmon resonance. No binding was observed to any of the family members tested up to the maximum concentration feasible, limited by concentration of protein sample. This illustrates the high selectivity that we expect of Bicycle/target interaction.

Properties of Bicycles May Translate into Potential Therapeutic and Other Advantages

Comparison of Bicycles to Other Common Classes of Therapeutics

Our Proprietary Bicycle Screening Platform

We utilize our novel and proprietary phage display screening platform to identify Bicycles that are potentially useful in medicine. We have used this technology to identify our current pipeline, and intend to leverage it to develop a broader portfolio of product candidates to address unmet medical needs across a wide range of diseases.

Phages are bacteria‑infecting viruses consisting of genetic material wrapped in a protein coat. Phages can be harnessed to identify Bicycles by splicing DNA into the genome of a phage so that the linear peptides that encode Bicycles are presented on the surface of the phage. Our founder Sir Greg Winter, a pioneer in phage display, applied this technology and added a cyclization step that forms Bicycles from these linear peptides. This technology underpins our novel and proprietary screening platform.

Our screening process self‑selects for Bicycles that are amenable to attachment, commonly referred to as conjugation, to other molecular payloads such as cytotoxins, innate immune agonists or other Bicycles.  Bicycles can be linked together with synthetic ease to create complex molecules with combinatorial pharmacology. Alternatively, Bicycles in the form of multimers can also be used as standalone therapeutics, such as those that we are exploring in our systemic and tumor-targeted immune cell agonist programs. We believe that the flexibility of our Bicycles and our powerful screening platform allow new therapeutics to be rapidly conceived and reduced to practice to potentially serve diverse therapeutic applications across a wide range of indications.

Schematic of our Proprietary Bicycle Screening Process

We have optimized our proprietary Bicycle screening platform, enabling the technique to be applied to a diverse range of over 105 challenging targets to date, successfully identifying Bicycles for over 80% of these targets, some of which are intractable to small molecules. During these screens, Bicycles with diverse pharmacologies were identified, including enzyme inhibitors, receptor antagonists, agonists (partial, full and supra) and neutral site binders. Neutral site binders often bind to entirely novel sites on target proteins, previously undescribed in the scientific literature. These binders can be useful when conjugated with therapeutic payloads since they allow antigen‑targeted payload delivery without impacting target function.

Our Product Candidates

Our portfolio of internal product candidates is directed to oncology applications where we believe they have the potential to treat a broad spectrum of cancers. We are collaborating with biopharmaceutical companies and organizations in other therapeutic areas, where we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Our Pipeline

The following table summarizes key information about our pipeline programs.

Our Oncology Programs

We believe Bicycles are an ideal vehicle to deliver small molecule payloads to tumors, both as potent cytotoxins in the case of BTCs, as well as small molecule agonists of the immune system in the case of our Bicycle‑targeted immune cell agonists. We believe that Bicycle conjugates can offer improved performance as compared to antibody‑mediated delivery.

In addition to their use as drug conjugates, Bicycles can also be configured for use as standalone therapeutics in the form of multimers. We have identified Bicycles that have been observed to directly interact with CD137, a key immune cell co‑stimulatory molecule. We believe our CD137‑targeting Bicycles may overcome limitations inherent in antibody‑mediated approaches and have the potential to be converted into simple tumor-targeted immune cell‑engaging Bicycle molecules.

Bicycle Toxin Conjugates

Within our BTC programs, we are developing BT1718 (carrying a DM1 cytotoxin payload), which is designed to target MT1‑MMP expressing tumors. BT1718 is currently being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial that is being conducted in collaboration with CRUK. We are evaluating BT5528, our first second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing, company-sponsored Phase I/IIa clinical trial to assess safety, tolerability and efficacy in patients with solid tumors. We are conducting IND‑enabling activities for BT8009, a BTC that targets Nectin‑4 and also carries an MMAE cytotoxin payload. Studies have demonstrated that MT1‑MMP, EphA2 and Nectin‑4 are overexpressed in many cancer cell types with high unmet medical needs, including lung cancer, breast, gastric, endometrial, sarcoma pancreatic, bladder, ovarian, esophageal and other cancers. Studies have also shown that tumor overexpression in each of these targets has been associated with poor prognosis in specific cancers. We therefore believe our BTC candidates may address a wide range of cancer types with significant unmet medical need.

Background

The discovery of monoclonal antibodies enabled the development of antibody drug conjugates, or ADCs. ADCs link antibodies that target tumor‑associated antigens to potent cytotoxins through a process known as conjugation. ADCs are designed to selectively and potently destroy cancer cells by combining the targeting capability of antibodies with the cancer‑killing ability of cytotoxins. Despite the growing use of ADCs in treating cancer and high interest in ADC development programs, we believe there are significant challenges to ADCs. The large molecular size of the antibody impairs the penetration of ADCs into tumors. ADCs are generally required to internalize into tumor cells after binding to internalizing tumor antigens to the surface. Finally, the relatively long systemic exposure and subsequent liver clearance generally associated with ADCs result in dose‑limiting toxicities such as hematological, liver and gastrointestinal toxicities, and neuropathies.

Properties of  Bicycle Toxin Conjugates

We believe the properties of our BTCs may address the challenges associated with ADCs and therefore that our approach has the potential to offer substantial benefits, including:

•

Extensive and rapid tumor penetration. Bicycles have been observed in our preclinical studies to penetrate tumors more rapidly and exhibited increased penetration to poorly perfused regions of the tumor when compared to a comparator antibody. Clinical data from three post‑dose tumor biopsies in patients from our ongoing Phase I/IIa trial of BT1718 is consistent with preclinical observations that the cytotoxin payload DM1 rapidly penetrated the tumor.

•

Retention in tumors.  In preclinical studies a tumor antigen targeting Bicycle was observed to be retained in the tumor for at least 120 hours after dosing. Preliminary clinical data observed to date from our ongoing Phase I/IIa trial of BT1718 is consistent with preclinical observations of post‑dose tumor retention. Biopsies taken from three patients following the infusion of BT1718 exhibited retention of the cytotoxin payload DM1 in the tumor at concentrations consistent with preclinical data.

•

Short systemic half‑life and renal elimination. Bicycles have been observed in clinical and preclinical studies to have a short systemic half‑life of approximately 20‑30 minutes. Due to their small size, Bicycles are able to exit the tissue rapidly and are excreted through the kidneys rather than the liver, which we expect will support a favorable toxicity profile.

•

No requirement for internalization.  Unlike ADCs, which require cellular internalization for activity, BTCs do not require internalization into the cell, and therefore potentially can target a wider range of tumor antigens.

•

Access to non‑expressing tumor cells.  The toxin in our BTCs is liberated in the extracellular space, enabling cell‑killing adjacent cells that do not express the specific target through a toxin bystander effect. In our preclinical studies, we observed activity for BTCs even in tumors that were heterogeneous for target expression.

•

Larger toxin payload.  Despite the small size of Bicycles, they are able to carry a larger dose of toxin per unit mass than a comparator ADC. Therefore, we believe that Bicycles can deliver a higher concentration of the linked toxin to increase the probability of tumor killing.

•	Manufacturing. The fully synthetic process by which Bicycles are manufactured facilitates ease and consistency of manufacturing and improved formulation compared to ADCs.

In order to compare the ability of a Bicycle conjugate and an antibody conjugate to penetrate a tumor, using positron emission tomography, or PET, imaging, we compared a radiolabeled Bicycle to an antibody directed at the same target in a preclinical rodent study. As shown in the figure below, we observed that 15% to 20% of the injected dose per gram was detected after administration of the Bicycle in the tumor at 40 to 60 minutes, with no antibody detectable in the tumor during this time. We also observed accumulation of the balance of the Bicycles in the bladder and kidneys, indicating rapid renal excretion. In contrast, the antibody was detected in the vasculature.

PET Imaging Revealing Payload Delivery in a Mouse Model

In addition, in a preclinical rodent study using photoacoustic imaging, we observed that Bicycles were retained in the tumor for 24 hours and at levels substantially in excess of those observed with a comparator antibody.

The figure below summarizes the results of a preclinical rodent xenograft model that investigated payload concentrations over time in different organ systems after administration of a BTC. In this model, we observed the toxin payload was retained in the target‑expressing tumor over time but was rapidly eliminated from other tissues.

Payload Concentrations Over Time in Different Organ Systems After Administration of a BTC

We believe these data demonstrate the potential of BTCs to have long‑term sustained activity and to limit the toxicity that is associated with ADCs.

BT1718

Our lead product candidate, BT1718, is a BTC that we are developing for oncology indications. The molecule is comprised of our MT1‑MMP targeting Bicycle, a hindered disulphide cleavable linker and a cytotoxin DM1 payload.

Schematic of BT1718

MT1‑MMP is a matrix metalloprotease involved in tissue remodeling and is generally expressed at relatively low levels in normal adult tissues. MT1‑MMP has an established role in cell invasion and metastasis, and we believe that MT1‑MMP is an attractive target for cytotoxin delivery due to its high level of expression on stromal and tumor cell subsets in various cancers.

In our preclinical studies, we observed that BT1718 was associated with the greatest anti‑tumor effect when membrane expression of MT1‑MMP was high (as quantified by fluorescence activated cell sorting, or FACS). Tumors with lower levels of expression of MT1‑MMP were observed to have reduced levels of response to BT1718. We are collaborating with leading cancer researchers to determine MT1‑MMP expression levels across a panel of tumor types, which will help inform patient selection for further clinical development. One of the goals of our clinical trials is to better understand the relationship between the level of target expression and activity of BT1718.

Effect of MT1‑MMP Expression on BT1718 Activity Across Preclinical Xenograft Models

We are not aware of any other cytotoxin conjugates in development that target MT1‑MMP.

Preclinical Experience

BT1718 has been dosed in multiple species, including rodents and non‑human primates. In in vivo preclinical studies, we observed dose‑dependent anti‑tumor activity following administration of BT1718 with disease stabilization or regression in multiple xenograft models across tumor types including lung, breast, gastric, head and neck, fibrosarcoma and colorectal. These models utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor and measured through the course of the preclinical study and at the end of the preclinical study to evaluate the activity of BT1718. A 3 mg/kg dose of BT1718 administered biweekly was observed to be associated with stable disease or tumor regression in several models. Further, the highest dose of BT1718 tested, 10 mg/kg administered biweekly, was observed to be associated with complete regressions in the majority of MT1‑MMP‑expressing xenograft tumors tested, with most mice remaining tumor‑free for up to 60 days after the last dose, following which the study ended. In addition, weekly dosing of 6.4 mg/kg of BT1718 (corresponding to a 19.2 mg/m2 human equivalent dose) was observed to be associated with significant anti‑tumor activity or complete responses in a range of cell line derived xenograft models, including HT1080, HCC1806 and EBC‑1.

Mouse Dose to Human Equivalent Dose Conversion

Effect of Administration of BT1718 in Cell Line Derived Xenograft Models

Patient‑derived xenograft, or PDX, models are designed to capture patient responses to oncology therapy in a heterogeneous cohort of patients with solid tumors with 80‑100% correlation between the PDX and patient response. BT1718 was also evaluated in two lung adenocarcinoma PDX models, one sensitive to, and one resistant to, docetaxel, a marketed chemotherapy medication. In both cases, we observed that BT1718 treatment at a dose of 3 mg/kg administered twice per week was associated with a significant reduction of tumor volume. Further, a 10 mg/kg dose of BT1718 administered twice per week was associated with complete and durable regression of tumors. In the docetaxel resistant model, we observed that BT1718 at both doses tested was associated with statistically significant responses, whereas docetaxel, at its maximum‑tolerated dose, was not. To determine whether data is statistically significant, we use a “p‑value,” which represents the probability that random chance could explain the results. Generally, a p‑value less than 0.05 is considered statistically significant, and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA and EMA, do not rely on strict statistical significance thresholds as criteria for marketing approval and maintain the flexibility to evaluate the overall risks and benefits of a treatment. If not otherwise specified, we used a conventional 5% or lower p‑value (p < 0.05) to define statistical significance for the clinical trials and studies and data presented in this prospectus. These models utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor and measured through the course of the preclinical study and at the end of the preclinical study to evaluate the activity of BT1718.

Effect of BT1718 on Tumor Volume in Preclinical Patient‑Derived Xenograft Models

BT1718 was also evaluated in murine syngeneic tumor models in combination with checkpoint inhibitors. BT1718 in combination with anti‑cytotoxic T‑lymphocyte‑associated protein 4, or anti‑CTLA‑4, antibody was associated with significant anti‑tumor activity including complete responses, enhanced survival and development of immunogenic memory in the CT26 syngeneic tumor model. Development of immunologic memory was determined as a failure to establish tumor growth after tumor cell implantation in animals that had been cured 60 days after treatment initiation with either BT1718 in combination with anti‑CTLA‑4 (8/10 mice) or anti‑CTLA‑4 monotherapy (4/10 mice). Furthermore, BT1718 in combination with anti‑PD‑1 antibody was associated with significant anti‑tumor activity and enhanced survival in the syngeneic tumor model.

Effect of BT1718 Combination Therapy with Anti‑CTLA‑4 Antibody or Anti‑PD‑1 Antibody in Preclinical Syngeneic Mouse Tumor Models

We also evaluated the PK profile of BT1718 in several in vivo preclinical studies. In these studies, we observed that BT1718 exhibited a consistent PK profile across species, as well as behavior consistent with our expectations of a BTC, including a volume of distribution approximately equal to extracellular fluid, rapid clearance and a short systemic half‑life. These studies utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor and measured through the course of the preclinical study and at the end of the preclinical study to evaluate the activity of BT1718.

Pharmacokinetic Profile of BT1718

		Volume of
	Clearance	distribution	Terminal half‑life
Preclinical Species	(CLp; mL/min/kg)	(Vss; L/kg)	(t1/2; hours)
Mouse	8.4	0.20	0.3
Rat	9.4	0.29	0.6
Non‑Human Primate	8.0	0.20	0.4

Clinical Development

Ongoing Phase I/IIa First in Human Clinical Trial

BT1718 is being investigated in an ongoing Phase I/IIa open label dose escalation and expansion clinical trial sponsored by CRUK. The Phase I part of this trial evaluates up to 40 patients with advanced solid tumors in two dosing regimens at three sites in the United Kingdom.

The Phase I part of this clinical trial evaluates the safety and tolerability of BT1718 in patients with advanced solid tumors, regardless of tumor MT1‑MMP expression levels, and establishes a recommended Phase II dose. The Phase I part of the trial has evaluated two dosing schedules, twice per week and once per week, each as one‑hour intravenous infusions. In addition, BT1718 and toxin PK profiles, preliminary efficacy, pharmacodynamic and predictive biomarkers are being explored.

The Phase IIa part of the trial will evaluate BT1718 in patients with tumors that express MT1-MMP at the recommended Phase II dose based on the findings from the Phase I part of the trial. We will determine tumor types for investigation in this part of the trial in conjunction with CRUK. To determine tumor types of interest, a clinically validated MT1‑MMP immunohistochemistry assay, or IHC, developed in collaboration with CRUK, was used to screen tumor tissue microarrays, or TMA, from multiple tumor types selected based on literature reports of high expression of MT1‑MMP, including breast, lung, sarcoma, gastric, ovarian, endometrial, bladder, and esophageal cancers. The Phase IIa part will be conducted at up to six sites in the United Kingdom. We plan to enroll patients in up to four expansion cohorts administered with our once‑weekly dose. Each cohort will evaluate 16 patients with a specified tumor type determined using the results of the MT1‑MMP IHC TMA analysis.

The endpoints for the Phase IIa part of this clinical trial will be safety and preliminary efficacy in patients with tumors expressing MT1‑MMP. Archived or fresh tumor samples from all enrolled patients will be collected and tested for MT1‑MMP expression using the clinically validated IHC and associations with tumor and stromal expression and clinical response will be explored. Biopsies of tumors will be mandatory in a subset of patients in this part of the study in order to evaluate tumor PK and pharmacodynamic biomarkers of response to BT1718.

The Phase I part of the clinical trial commenced in early 2018. 15 patients across six cohorts have been dosed and evaluated on the twice-weekly schedule, with doses ranging from 0.6 mg/m2 to 9.6 mg/m2. As of February 13, 2020,  24 patients across five cohorts have been dosed and evaluated in the once-weekly schedule with doses ranging from 9.6 mg/m2 to 32 mg/m2. With once-weekly dosing, which is the expected schedule for the Phase IIa portion of the study, BT1718 has appeared generally tolerable, with generally manageable adverse events at doses believed to be in the therapeutic range based on preclinical data. We expect CRUK to initiate expansion cohorts in the Phase IIa portion of the Phase I/IIa study in 2020.

DM1 delivery has been demonstrated in tumor biopsies at early timepoints (2 out of 3 patients). Concentrations of DM1 in the clinical tumor biopsy samples are consistent with preclinical data obtained at doses that gave partial (4.2 mg/m2) and full (14.4 mg/m2) tumor regression in mouse xenograft models. In the phase IIa part of the study, additional tumor biopsies will be taken at later timepoints to further evaluate DM1 retention.

DM1 Levels in Clinical and Preclinical Tumor Samples

BT5528

BT5528 is a BTC designed to target EphA2. The molecule is comprised of our EphA2 targeting Bicycle, a valine‑citrulline, or val‑cit, cleavable linker and a cytotoxin MMAE payload.

Schematic of BT5528

EphA2 is a member of the Ephrin superfamily of receptor tyrosine kinases regulating cell migration, adhesion, proliferation and differentiation. EphA2 is expressed at relatively low levels in normal adult tissues, but is overexpressed in numerous difficult to treat tumors including lung, breast, bladder, gastric, ovarian, endometrial, cervical, melanoma, esophageal, pancreatic, and glioma. In both cell‑derived and patient‑derived preclinical models, we observed anti‑tumor activity signals following administration of our EphA2 toxin conjugates, which correlated with EphA2 expression, as determined by FACS studies.

Effect of EphA2 Expression on BT5528 Activity Across Preclinical Xenograft Models

EphA2 has previously been pursued by other companies utilizing ADCs. However, significant safety concerns, including bleeding events and liver toxicity, were observed in preclinical studies and early clinical development, which resulted in the discontinuation of development. For example, in a Phase I clinical trial of MEDI‑547, an EphA2-targeting ADC, an increase in the liver enzyme ALT and AST was observed in half of the dosed patients and bleeding events were observed in five out of six patients, in each case within two to eight days following a single dose. The bleeding events observed in humans from the clinical trial were consistent with findings from the preclinical studies in other species, including primates.

We believe EphA2 is an attractive target for our BTCs due to the potential of Bicycles to overcome the safety concerns observed with ADCs. In our preclinical PK and toxicokinetic studies, we observed a short half‑life and volume of distribution similar to BT1718. We observed that the accumulation of MMAE in the tumor tissue led to mitotic arrest of tumor cells and tumor regression was evident within days of administration. Due to the shorter half‑life, improved penetration into solid tumors and kidney elimination, we believe that BT5528 could address the challenges of ADCs. Similar to the strategy for selecting indications for BT1718, we plan to screen tumor TMAs using a clinically validated EphA2 IHC, in a CAP accredited and CLIA certified laboratory, to prioritize those indications with high EphA2 protein expression for clinical investigation.

Preclinical Experience

BT5528 has been evaluated in preclinical studies in multiple species, including rodents and non‑human primates. In our preclinical studies, BT5528 was not observed to have a significant effect on clotting parameters and did not exhibit abnormal liver function at tolerated doses. We also observed no bleeding events in primates at toxin equivalent doses over 150‑fold higher than the clinical dose of an ADC with the same amino acid sequence and with the same linker‑toxin combination and average drug/antibody ratio as MEDI‑547 used in patients. These studies utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor, measured through course of experiment and at experiment end to evaluate the activity of BT5528.

In in vivo preclinical studies, we observed dose‑dependent anti‑tumor activity following administration of BT5528 with disease stabilization or regression in multiple xenograft models representing tumor types including lung, breast, gastric, fibrosarcoma, prostate, ovarian and esophageal, with activity correlating with EphA2 expression. We observed that a dose of 1 mg/kg of BT5528 administered weekly was associated with stable disease or tumor regression in several models. Complete regressions were observed in the majority of EphA2‑expressing xenograft tumors in mice administered 2 mg/kg or 3 mg/kg of BT5528 weekly, with most mice remaining tumor‑free for more than 60 days after dose cessation, following which the study was ended. These studies utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor and measured through the course of the preclinical study and at the end of the preclinical study to evaluate the activity of BT5528. In separate pharmacokinetic studies, the concentration of MMAE toxin was determined in the tumor and plasma following a single intravenous administration of 0.5 mg/kg of BT5528, indicating the efficient delivery of MMAE to the tumor by BT5528.

As shown in the figure below, we observed that BT5528 displayed superior activity to an EphA2-targeting ADC in a mouse PDX model. In this model, the tumors were large (approximately 1,000 mm3) at the commencement of dosing. The tumor was derived from a docetaxel resistant non‑small cell lung cancer from a 74 year‑old male smoker with moderate EphA2 expression. BT5528 was dosed once weekly. BT5528 was also evaluated in two pancreatic ductal adenocarcinoma (PDAC) PDX models. BT5528 treatment at a weekly dose of 3 mg/kg was associated with a significant reduction of tumor volume. We also compared the distribution of an EphA2 BTC and an EphA2 ADC using PET imaging in a preclinical rodent study. The Bicycle was detected in the tumor at 60 minutes, as well as in the bladder and kidneys. In contrast, the antibody was not detected in the tumor at 60 minutes but was restricted to the vasculature.

Effect of BT5528 on Tumor Volume in Preclinical Patient‑Derived Xenograft Models

Docetaxel resistant NSCLC model

Clinical Development

In November 2019, Bicycle announced that the first patient had been dosed in the Phase I dose escalation portion of a Company-sponsored Phase I/II clinical trial of BT5528 in patients with advanced solid tumors associated with EphA2 expression. The Phase I/II multi-center, open-label trial will evaluate BT5528 administered once-weekly as a single agent and in combination with nivolumab. The Phase I portion is a dose escalation primarily designed to assess the safety and tolerability of BT5528 and to determine a recommended Phase II dose. Following selection of a recommended Phase II dose, a Phase II dose expansion portion will be initiated with the primary objective of evaluating the clinical activity of BT5528. The study will be conducted across sites in the U.S. and the UK. The Phase I dose escalation remains ongoing.

BT8009

BT8009 is a BTC designed to target Nectin‑4. The molecule is comprised of our Nectin‑4 targeting Bicycle, a val‑cit cleavable linker, and a cytotoxin MMAE payload.

Schematic of BT8009

Nectin‑4 (also known as PVRL4) is a cell adhesion molecule from the Nectin and Nectin‑like family, members of which are integral to the formation of the homotypic and heterotypic cell junctions. Nectin‑4 has been shown to be overexpressed in tumor cells and is believed to play a role in tumor cell growth and proliferation. High in normal embryonic and fetal tissue, Nectin‑4 declines in adulthood, showing a limited distribution in healthy tissues. However, Nectin‑4 is expressed on tumor cells in numerous cancer types including bladder, breast, gastric, lung and ovarian. In addition, we believe the favorable characteristics of BTC‑targeted therapies may address some of the challenges in treating pancreatic cancer.

We have observed that BT8009 efficiently delivered MMAE to the tumor and had a broad spectrum of activity that correlated with Nectin‑4 expression, as determined by FACS studies or RNA levels.

Effect of Nectin‑4 Expression on BT8009 Activity Across Preclinical Xenograft Models

We are aware of one Nectin‑4 ADC program in development, enfortumab vedotin, which is being jointly conducted by Seattle Genetics and Astellas and, in December 2019, received approval from the U.S. Food and Drug Administration (FDA) as a treatment for patients with locally advanced or metastatic urothelial cancer following treatment with platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor. Similar to the strategy for selecting indications for BT1718 and BT5528, we plan to screen tumor TMAs using a clinically validated Nectin‑4 IHC to prioritize indications with high Nectin‑4 protein expression for clinical investigation.

Our IND‑enabling preclinical studies for BT8009 are currently ongoing.

Preclinical Experience

In in vivo preclinical studies, we observed that BT8009 was associated with dose‑dependent anti‑tumor activity with disease stabilization or regression in multiple xenograft models representing tumor types including lung, breast, and esophageal cancers. We observed that BT8009 activity was correlated with either Nectin‑4 protein or mRNA expression. We observed that a dose of 3 mg/kg of BT8009 administered weekly was associated with complete regression in multiple models. We also observed complete regression of large (1,000 mm3 starting volume) MDA‑MB‑468 breast cancer tumors at a dose of 5mg/kg given every 14 days. In two models, there was no observed tumor regrowth at 59 days after the last administration, following which the study was ended. These studies utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor and measured through the course of the preclinical study and at the end of the preclinical study to evaluate the activity of BT8009.

In head-to-head preclinical studies comparing BT8009 to an ADC with the same amino acid sequence and with the same linker‑toxin combination and average drug/antibody ratio as enfortumab vedotin, BT8009 displayed comparable or superior activity to the ADC in three cell‑derived xenograft studies and five PDX models. These studies utilized an endpoint of tumor volume, as calculated from standard caliper measurements of subcutaneous tumor and measured through the course of the preclinical study and at the end of the preclinical study to evaluate the activity of BT8009.

The figure below illustrates results from a preclinical non‑small cell lung cancer cell‑derived xenograft. In that model, we observed that BT8009 showed a superior activity at early time points compared to high dose administration of an ADC with the same amino acid sequence and with the same linker‑toxin combination and average drug/antibody ratio as enfortumab vedotin. We also observed that administration of BT8009 was associated with complete regression of the tumor. In other models we have observed superior activity of BT8009 over docetaxel and doxorubicin as measured by a decrease in tumor volume.

Effect of BT8009 on Tumor Volume in a Preclinical Non‑Small Cell Lung

Cancer‑Derived Xenograft Model

Bicycle Immune Cell Agonist

Approaches that activate cytotoxic T‑cells and other types of cells used in a body’s immune response have been observed to improve outcomes in cancer. However, prolonged immune activation can be toxic and lead to T‑cell exhaustion, which is a challenge amplified by the long half‑life of antibodies and biologics that are often used in these treatment approaches. We believe the differentiated properties of Bicycles may allow us to develop molecules with a pharmacodynamically distinct and improved profile over existing therapies.

We are aware of anti‑CD137 antibodies undergoing clinical testing, including urelumab being developed by Bristol‑Myers Squibb, which produced single agent responses but also severe liver toxicity, and utomilumab being developed by Pfizer, which exhibited minimal clinical activity with less toxicity. We are developing immune cell agonists, designed to trigger an immune response to tumors. We have identified potent Bicycle agonists of CD137, a tumor necrosis factor receptor, or TNFR, family member. We believe that Bicycles represent a differentiated approach to target CD137 that may confer several advantages over existing modalities due to the small size and PK characteristics of Bicycles. Our Bicycle immune cell agonists are designed to circumvent the limitations of antibody and biologic therapies, such as liver toxicity and limited efficacy, and to better enable combination therapy. Bicycle immune cell agonists can be formed by conjugating multiple copies of a CD137 Bicycle to form multimers or by utilizing a bi‑specific format in which CD137 Bicycles are linked to Bicycles that bind to tumor antigens, inhibit checkpoint proteins or otherwise activate the immune system. We believe we are currently the only company that has fully chemically synthetic multivalent or tumor-targeted CD137 agonists.

Properties of Bicycle Immune Cell Agonists

In order to agonize the CD137 receptor, cross‑linking of a trimeric receptor is required. As a result, we are developing multivalent systemic and tumor-targeted molecules that cross‑link the receptor into an active form in a tumor cell independent or dependent manner as shown in the image below.

Schematic of Proposed CD137 Bicycle Agonists

These Bicycle CD137 agonists feature the following favorable pharmacological characteristics for immuno‑oncology therapeutics. We believe these characteristics have the potential to overcome the limitations of antibodies and fusion proteins.

•

Simplicity and small size.  Our systemic and tumor-targeted immune cell agonizing Bicycles are chemically synthesized and are very small in comparison to other molecules targeting the CD137 receptor. For example, the approximate molecular weight of urelumab is 146 kDa. In contrast, the molecular weight of our multivalent and tumor-targeted Bicycles are in the range of approximately 4 kDa to 15 kDa, which is designed to facilitate the rapid penetration of the therapeutic into tumor tissue.

•

Tunable PK.  Bicycles are amenable to chemical modifications that allow the PK to be fine‑tuned. We believe this enables the development of molecules with the optimal balance of prolonged CD137 agonism, but with rapid enough elimination from systemic circulation to avoid the undesired toxicities of CD137, as has been observed with urelumab. In addition, this tunable half‑life is expected to enable different sequences of therapeutics to be evaluated in the clinic potentially reducing the risk of overlapping toxicities.

•	Renal elimination. Rapid renal elimination may avoid liver toxicity observed with other CD137 agonists in development.

•

Modular.  The modular nature of Bicycles permits the presentation of CD137 binders in various orientations and in combination with other Bicycles allowing us to design molecules with a range of activities. We believe that we can select the optimal activity profile to avoid the weak efficacy seen with the utomilumab molecule or the overstimulation of CD137 by urelumab that resulted in systemic toxicity.

•

Tumor targeting. Combining CD137-binding Bicycles with Bicycles that bind to tumor targets potentially affords an additional level of safety as compared to systemically active agonists such as urelumab. The clustering and activation of CD137 occurs only when the tumor-targeting Bicycle binds to both the tumor antigen target and CD137. Therefore, we expect the tumor targeted agonists will achieve a higher degree of activation locally in the tumor but will have significantly reduced or no activity in healthy tissues that do not express the tumor antigen.

Comparison of the Features of our Bicycle Immune Cell Agonists to Biological Immune Cell Modulators

Preclinical Experience

Multivalent CD137 Immune Cell Agonists

We observed that simple multivalent Bicycle CD137 agonists displayed potent activity in preclinical cell‑based assays. Several Bicycle CD137 agonists displayed comparable or higher fold induction compared to the natural ligand (CD137L) in an engineered reporter cell assay whereby CD137 activation leads to production of a luminescence signal. We also observed Bicycles stimulated the release of the cytokine IL‑2, a marker of immune response, from primary human T‑cells. In additional in vivo studies, we observed that CD137-binding Bicycles increased the cytotoxic T‑cell infiltration in tumor tissue. The Bicycles did not significantly change the expression of CD137 on tumoral T‑cells while urelumab led to a decrease in the target cell population. We believe this increased cytotoxic T‑cell infiltration correlates with the anti‑tumor activity of the Bicycle CD137 agonists.

Bicycle Tumor-Targeted Immune Cell Agonists (TICAs)

We have linked immune cell receptor binding Bicycles to tumor antigen binding Bicycles to form TICAs. We have found this approach to be generalizable across tumor antigen and immune cell receptors. We constructed CD137-targeting TICA molecules and observed that these bi‑specific Bicycles agonize the CD137 receptor only in the presence of cells that express the appropriate tumor antigen. Additionally, we have constructed TICA molecules with Bicycles that bind to another member of the TNF family of T‑cell costimulatory receptors TNFRSF4, also known as OX40.  As shown in the figure below, TICA molecules combining our Nectin‑4 or EphA2 tumor antigen binding Bicycles and CD137 or OX40 binding Bicycles stimulated the release of the cytokine IL‑2 or IFNꝩ from human PBMCs when in co‑culture with tumor cells that express appropriate receptor (Nectin‑4 or EphA2). In co‑culture with cells lacking Nectin‑4 expression, or when non-binding Bicycles are incorporated (such as BCY12759) there was no activity observed. This is an example of how both the immune cell binding and tumor cell binding Bicycles can be readily interchanged in the context of our synthetic TICA molecules to generate novel and targeted immune agonists for further study.

Modularity of TICAs

In our preclinical development of TICA molecules, we have observed an ability to tune  molecules based on simple chemical changes, which we believe is an inherent advantage of our Bicycle platform‑based approach to bi‑specifics compared to other modalities. As an example of this, activity of two different Nectin‑4/CD137 TICA molecules is shown below. BCY10000 was observed to have a higher affinity CD137 binding Bicycle than BCY8854, yielding increased activity and potency in a CD137 assay.

Tunable Activity of CD137 TICAs

We also observed that the pharmacokinetic properties of TICA molecules can be tuned through chemical changes. The figure below shows the plasma concentrations over time of three Nectin-4/CD137 TICA molecules after i.v. infusion into rats at a dose of 3 mg/kg. BCY11863 demonstrates a longer circulation time than BCY10000 and BCY10572. This data shows that the properties of the TICAs can be modulated to extend the duration of exposure in vivo.

Tunable Pharmacokinetics of CD137 TICAs

In additional studies, we observed that a tumor-targeted Nectin‑4/CD137 agonist at two concentrations increased the proliferation of T cells and stimulated the release of the cytokine IL‑2 and other immune markers in cultures from patient‑derived tumors harboring Nectin‑4 expression.

CD137 and Nectin‑4 Expression in Patient Samples

As shown in the figure below, we have also observed that an EphA2/CD137 TICA, BCY12491, is capable of eliciting high levels of pro-inflammatory cytokine interferon gamma when incubated with human derived PBMCs in the presence of MC38 tumor cells expressing EphA2, while a non-binding control molecule, BCY13626, exhibits no activity.

Activity of EphA2 TICA in vitro

In further studies, we have observed that intermittent dosing of BCY12491 leads to a robust anti-tumor activity in syngeneic MC38 mouse model using humanized CD137 (huCD137) C57BL/6 mice. Administration of BCY12491 in six intravenous biweekly doses over a period of 17 days at 5 mg/kg lead to substantial tumor regressions, including two out of six complete responses (CRs). In addition, administration of BCY13626, a non-binding analog of BCY12491 had no impact on tumor growth rates.

Activity of EphA2 TICA in vivo

We believe that our ability to rapidly generate and test TICA molecules and their simple molecular format may form the basis of additional programs in the future. In addition to the immune cell and tumor targets that we have already investigated, we are also planning to screen for, or have started to screen for, Bicycles that target the NK cell receptors FcgRIIIA and NKp46 as well as additional immune cell and tumor specific antigens.

BT7480

BT7480 is a TICA that targets CD137 and Nectin-4. BT7480 exhibits potent CD137 agonism in an engineered CD137 reporter assay system that correlates with Nectin-4 surface expression on the co-cultured tumor cells. In addition, BT7480 induces robust production of interleukin-2 (IL-2) and interferon gamma (IFNg) in primary PBMC/tumor cell co-culture assays. This activity is strictly dependent on the tumor cells expressing Nectin-4 and on the ability of the TICA to bind to both of its targets, Nectin-4 and CD137. In the figure below, BT7480 induces IL-2 and IFNꝩ at sub nanomolar concentrations when incubated with human PBMCs and the Nectin-4 expressing human tumor cell line HT1376.

BT7480 produces IL-2 and IFNg in coculture with PBMC and HT1376

Additionally, we have observed that intermittent dosing of BT7480 leads to a robust anti-tumor activity in syngeneic MC38 mouse model, engineered to overexpress Nectin-4, using humanized CD137 (huCD137) C57BL/6 mice. Administration of BT7480 in six intravenous biweekly doses over a period of 17 days at 1.5 or 5 mg/kg lead to substantial tumor regressions, including five out of six complete responses at 1.5 mg/kg and six out of six complete responses at 5 mg/kg (CRs). In addition, animals that were complete responders in the experiment were subsequently re-challenged with the same tumor cell implantation and no tumor growth was observed, implying development of immunogenic memory.

Effect of BT7480 on Tumor Volume in a Preclinical Syngeneic Model with Nectin-4 Expressing MC38 Tumors in C57BL/6 Mice

Our IND‑enabling preclinical studies for BT7480 are currently ongoing.

Beyond Oncology

We have entered into several collaborations outside of our internal focus in oncology to leverage the broad applicability of Bicycles. Our strategic collaborations are based on the ability of Bicycles to address a wide variety of targets and we are working with collaborators with deep therapeutic expertise outside of oncology to enable us to more efficiently develop novel medicines for patients.

AstraZeneca.  In November 2016, we entered into a research collaboration agreement with AstraZeneca AB, or AstraZeneca, with a focus on targets within respiratory, cardiovascular and metabolic disease.

Sanofi (formerly Bioverativ).  In August 2017, we entered into a collaboration agreement with Bioverativ, Inc., (which was acquired by Sanofi in March 2018, or Sanofi), in the field of non‑malignant hematology, including hemophilia. This collaboration was terminated during 2019.

Oxurion.  In August 2013, we entered into a research collaboration and license agreement with Oxurion NV (formerly ThromboGenics NV), or Oxurion, focused on ophthalmology. The lead molecule of the partnership is THR‑149, a novel plasma kallikrein inhibitor, for the treatment of diabetic macular edema. A Phase I clinical trial of THR‑149 was completed in July 2019. The Phase I clinical trial, conducted by Oxurion, was an open-label, multi-center, non-randomized study to evaluate the safety of a single intravitreal injection of THR-149 at three ascending dose levels in 12 subjects with visual impairment due to center-involved DME. The study also investigated changes to patients’ best corrected visual acuity (BCVA). A rapid onset of action was observed from Day 1, with an increasing average improvement in BCVA of up to 7.5 letters at Day 14. This activity was maintained with an average improvement in BCVA of 6.5 letters at Day 90 following a single injection of THR-149.

Our Collaborations

Cancer Research UK

BT1718

In December 2016, we entered into a clinical trial and license agreement with Cancer Research Technology Limited and CRUK. Pursuant to the agreement, as amended in March 2017 and June 2018, CRUK’s Centre for Drug Development will sponsor and fund a Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors.

CRUK is responsible for designing, preparing, carrying out and sponsoring the clinical trial at its cost. We are responsible for supplying agreed quantities of GMP materials for the study, the supply of which has been completed. In the event that additional quantities are needed, we will provide CRUK with all reasonable assistance to complete the arrangements necessary for the generation and supply of such additional GMP materials but CRUK will be responsible for supplying and paying for such additional quantities of GMP materials.

We granted to CRUK a license to our intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial. We retain the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid-six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, Cancer Research Technology Limited may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed.

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products). CRUK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met, in which case, if the study is terminated by CRUK prior to the completion of the Phase I dose escalation part of the study for such reasons, or if CRUK refuses release of any additional quantities of GMP materials, or if the parties cannot agree upon a plan to supply the additional quantities of GMP materials, we will be obligated to refund 50% of the costs and expenses incurred or committed by CRUK to perform the clinical trial. If the study is terminated by CRUK for an insolvency event, a material breach by us, or if we are acquired by an entity that generates its revenue from the sale of tobacco products, we will reimburse CRUK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case where we are acquired by an entity that generates its revenue from the sale of tobacco products, CRUK will not be obliged to grant a license to us in respect of the results of the clinical trial and we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product without Cancer Research Technology Limited being required to make any payment to us.

BT7401

In December 2019, we entered into a clinical trial and license agreement with Cancer Research Technology Limited and CRUK. Pursuant to the agreement, CRUK’s Centre for Drug Development will fund and sponsor development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors.

We granted to CRUK a license to our intellectual property in order for CRUK to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. We retain the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six-digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined in the agreement. The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the CRUK in the low double digit percentage of sublicense income depending on the stage of development when the license is granted.

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the study is terminated by us prior to the filing of a clinical trial authorization, or by the CRUK for an insolvency event or a material breach by us prior to the start of a clinical trial, we will reimburse CRUK for certain costs paid or committed prior to the start of the clinical trial. In such case where we are acquired by an entity that generates its revenue from the sale of tobacco products, CRUK will not be obliged to grant a license to us in respect of the results of the clinical trial and we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product without Cancer Research Technology Limited being required to make any payment to us.

Non‑Oncology Collaborators

Dementia Discovery Fund

In May 2019, we entered into a collaboration with the Dementia Discovery Fund, or DDF, to use Bicycle technology for the discovery and development of novel therapeutics for dementia. DDF is a specialized venture capital fund focused on discovering and developing novel therapies for dementia. In October 2019, the collaboration with DDF was expanded to include Oxford University’s Oxford Drug Discovery Institute (ODDI). Under the terms of the agreement, Bicycle and DDF will collaborate to identify Bicycles that bind to clinically validated dementia targets. ODDI will then profile these Bicycles in a range of target-specific and disease-focused assays to assess their therapeutic potential. If promising lead compounds are identified, DDF, ODDI and Bicycle will establish a jointly‑owned new company to advance the compounds through further development towards commercialization. The jointly‑owned company will receive a royalty and milestone‑bearing assignment and license of intellectual property from Bicycle for this purpose.

Sanofi (formerly Bioverativ)

In August 2017, we entered into a research collaboration agreement with Bioverativ Inc., which was acquired by Sanofi in March 2018, or Sanofi, in the field of non‑malignant hematology. The Sanofi collaboration agreement targeted two disease areas, with an option to add a third. We used our Bicycle screening platform to perform research and development services for the programs and Sanofi could select, under one or more license collaborations, products for each program.

Under the Sanofi agreement, we were obligated to perform research activities on each active research program, under mutually agreed upon research plans. The research and development services for each program (including for clarity the third, optional program) consisted of two stages. The first was an initial stage of screening and optimization to identify high affinity Bicycle binders and optimization of early drug like properties and was led by Bicycle. If lead compounds were identified, the second stage included chemical optimization and testing of these compounds in disease relevant biological assays, conducted jointly by us and Sanofi, in preparation for lead collaboration product nomination. Each collaboration program had a maximum initial period of three years, unless a program was abandoned or extended for up to one year by Sanofi. Sanofi could, at its sole discretion, approve any compound to be progressed into drug development and upon the selection of a collaboration product for each collaboration program, must have paid a $5.0 million payment (or $7.0 million if such product includes certain additional enabling intellectual property developed by us in the course of the collaboration) in order to obtain worldwide development and exploitation rights for that collaboration product. Sanofi would lead preclinical and clinical development, as well as subsequent marketing and commercialization.

Under the terms of the Sanofi collaboration agreement, we granted to Sanofi, for each collaboration program, a non‑exclusive, sublicensable (through multiple tiers), worldwide license under certain of our intellectual property to conduct the activities assigned to Sanofi in the applicable research plan for the duration of the applicable research term, but for no other purpose and we have agreed not to, directly or indirectly, by ourselves or in collaboration with others, screen the Bicycle platform for compounds that bind to a target that is the subject of the Sanofi collaboration or otherwise perform any work related to or disclose such a target until the earliest of the filing acceptance for the first regulatory approval in a major market with respect to the collaboration program, termination or abandonment of such collaboration program or the seventh anniversary of the first date of the research term for the collaboration program.

Under the terms of the Sanofi collaboration agreement, we received a $10.0 million up front cash payment. Additionally, prior to the initiation of the research plan for each of the first two collaboration programs, Sanofi made a non‑refundable payment of $1.4 million for the sickle cell program and $2.8 million for the hemophilia program as payment for our services during the respective Bicycle Research Term for each program. During the Joint Research Term, Sanofi was obligated to fund our services at a minimum of $0.7 million and fund certain external costs incurred by us of up to $1.0 million per year. In addition, Sanofi is required to make certain other milestone payments to us upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each collaboration program, we are eligible to receive, inclusive of the $5.0 to $7.0 million milestone payment described above, between $47.5 million and $67.0 million in development milestone payments. We were also eligible to receive up to $104.0 million in regulatory milestone payments for each collaboration product. In addition, we were eligible to receive up to $55.0 million in commercial milestone payments, on a collaboration program by collaboration program basis. In addition, to the extent any of the collaboration products covered by the licenses granted to Sanofi were commercialized, we would be entitled to receive tiered royalty payments of mid‑single digits to low‑teen digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including for instances where Sanofi faces generic competition in certain countries.

Either party could terminate the agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continued after the specified cure period. Either party could terminate the agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. In the event of a breach, the collaboration agreement could be terminated by either party in its entirety, or, if the breach was limited to a country or countries, with respect to the country or countries to which the breach applies. Sanofi may terminate the agreement, entirely or on a program by program, licensed product by licensed product or country by country basis, for convenience.

Sanofi was also provided with an option to obtain screening services on the additional program upon making an option fee payment in addition to a non‑refundable payment as payment for our services during the respective Bicycle Research Term. The option expired in November 2018 unexercised. Sanofi exercised its right to terminate the sickle cell program in March 2019. Effective October 23, 2019, Sanofi terminated the Sanofi Collaboration Agreement. We own the material intellectual property rights developed under the sickle cell and hemophilia programs and are currently evaluating whether to advance it as an internal program, seek a collaborator or cease work on the program.

AstraZeneca

In November 2016, we entered into a research collaboration agreement with AstraZeneca AB. The collaboration is focused on the research and development of Bicycle peptides that bind to an undisclosed number of biological targets for the treatment of respiratory, cardiovascular and metabolic diseases. After discovery and initial optimization of such Bicycle peptides, AstraZeneca will be responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca receives development, commercialization and manufacturing license rights with regard to any selected drug candidate(s).

Under the AstraZeneca collaboration agreement, Bicycle is obligated to use commercially reasonable efforts to perform research activities, under mutually agreed upon research plans. The research plans includes two discrete parts, on a research program by research program basis: (i) the Bicycle Research Term, which is focused on the generation of Bicycle peptide libraries using our peptide drug discovery platform, to be screened against selected biological targets, with the goal of identifying compounds that meet agreed criteria set by the parties, and (ii) the AZ Research Term, during which AstraZeneca may continue research activities with the goal of identifying compounds that satisfy the relevant pharmacological and pharmaceutical criteria for clinical testing. AstraZeneca may, at its sole discretion, approve any compound to be progressed into drug development and, upon the selection of each drug candidate, AstraZeneca is to pay a milestone of $8 million.

Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two for the AZ Research Term. AstraZeneca may extend the research term for each research program by twelve months (or fifteen months, if needed to complete certain toxicology studies). The research term for a specific program can be shorter if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca. AstraZeneca has certain substitution rights should a screening failure or futility determination be reached. but is obligated to fund these additional efforts related to substitution.

Under the terms of the AstraZeneca collaboration agreement, we granted to AstraZeneca the right and license (with the right to sublicense) to certain background, foreground and platform intellectual property, for the duration of the agreement, to the extent reasonably necessary or useful for AstraZeneca to conduct the activities that are assigned to it in the applicable research plan or that are reasonably necessary or useful or the purpose of researching, developing or exploiting resulting compounds and products. We have agreed not to, directly or indirectly, by ourselves or in collaboration with others, screen the Bicycle platform for compounds that bind to a target that is the subject of the AstraZeneca collaboration or otherwise perform any work related to or disclose such a target until the earlier of the tenth anniversary of the date on which such target was selected or the dosing of the first patient in the first Phase III clinical trial for a product that modulates such collaboration target.

The activities under the AstraZeneca collaboration agreement are governed by a joint steering committee and joint project team each formed by an equal number of representatives from our company and AstraZeneca. The joint steering committee oversees and reviews each research program and the activities of the joint program team. Among other responsibilities, the joint steering committee monitors the research progress and ensures open and frequent exchange between the parties regarding research program activities.

AstraZeneca receives development and commercialization licenses associated with each designated drug candidate, and owes a milestone fee of $8 million for the first drug candidate selected from each research program. In addition, AstraZeneca is required to make certain other milestone payments to us upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, we are eligible to receive, in addition to the milestone fee described above, up to $162 million in development, regulatory and commercial milestones on a research program by research program basis, for a total of up to $170 million in milestone payments per research program. We are eligible to receive these milestone payments for up to six research programs. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, we would be entitled to receive tiered royalty payments of mid‑single digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including in certain countries where AstraZeneca faces generic competition. In total, we could receive more than $1 billion in milestone payments and royalties under the collaboration agreement.

Either party may terminate the AstraZeneca collaboration agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. In the event of a breach, the collaboration agreement may be terminated in its entirety, or, if the breach is limited to a country or countries, with respect to the country or countries to which the breach applies. Either party may terminate the AstraZeneca collaboration agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. AstraZeneca may terminate the AstraZeneca collaboration agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

Under the AstraZeneca collaboration agreement, AstraZeneca was granted an option to nominate additional targets on the same contractual terms as the initial targets. In May 2018, AstraZeneca made an irrevocable election to exercise the additional target option, giving AstraZeneca the option to designate additional targets, for $5.0 million that was paid by AstraZeneca to us in January 2019.

Oxurion (formerly ThromboGenics)

In August 2013, we entered into a research collaboration and license agreement with Oxurion NV (formerly ThromboGenics NV), or Oxurion. Under the Oxurion collaboration agreement, we are responsible for identifying Bicycle peptides related to the collaboration target, human plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by us.

The collaboration includes two stages. During Stage I, which has been completed, we were obligated to perform specific research activities in accordance with the research plan focused on screening the target using our Bicycle platform to identify compounds that meet the criteria set by the parties. During Stage II, which is ongoing, Oxurion has continued research activities on selected Bicycle peptides with the goal of identifying compounds for further development and commercialization. We are not obligated or expected to perform any research services during Stage II of the research plan. THR‑149 has been selected as a development compound under the Oxurion collaboration agreement.

We granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein.

The Oxurion collaboration agreement provided an upfront payment of €1.0 million and potential additional research and development funding, at an agreed upon FTE rate, should the research effort require more than one FTE or the research plan be amended or extended by Oxurion. In addition, Oxurion is required to make certain milestone payments to us upon the achievement of specified research, development, regulatory and commercial milestones. More specifically, for each collaboration compound, we are eligible to receive up to €8.3 million in research and development milestone payments, from which we have received €1.8 million as of December 31, 2019, in connection with the development of THR‑149, and up to €16.5 million in regulatory milestone payments (e.g., €5 million for granting of first regulatory approval in either the US or EU for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, we would be entitled to receive tiered royalty payments of mid‑single digits based on a percentage of net sales. Royalty payments are subject to certain reductions. Also, if Oxurion grants a sublicense to a third party for rights to the program for non‑ophthalmic use prior to the filing of an IND, we would be entitled to receive payments in the double digits (no higher than first quartile) based on a percentage of non‑royalty sublicensing income. If Oxurion grants a sublicense to a third party for rights to the program for non‑opthalmic use after the filing of an IND, we would be entitled to receive payments of mid‑single digits to low teen‑digits.

Either party may terminate the Oxurion collaboration agreement if the other party has breached any of its material obligations and such breach continues after the specified cure period. Either party may terminate the Oxurion collaboration agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party. Oxurion may terminate the Oxurion collaboration agreement for convenience. We may terminate the Oxurion collaboration agreement if Oxurion challenges the validity of any licensed patents or opposes the grant of a licensed patent.

In November 2017, we entered into an amendment to the Oxurion collaboration agreement. This amendment provides for additional research services to be performed by us related to the identification of additional Bicycles binding to the target for Oxurion, in its discretion, to select as development compounds. We were obligated to perform the work in accordance with an amended research plan under Stage I of the collaboration and were funded at a specified FTE rate, plus any direct out of pocket expenses, and Oxurion will be responsible for Stage II research and any development after the selection of a development compound. We completed Stage I of the research plan during 2018. Additional milestones were added for the potential additional licensed compounds, consistent with those of the initial Oxurion collaboration agreement. Additionally, the tiered royalty rates for all licensed compounds other than THR‑149 was increased by one percentage point. We are not obligated or expected to perform any research services during Stage II of the collaboration.

Founder Royalty Arrangements

We have entered into two royalty agreements with our founders, Christian Heinis, John Tite, and Sir Greg Winter, and our initial investors, Atlas Venture Fund VIII LP, Novartis Bioventures LTD. Pursuant to the first royalty agreement, we are obligated to pay an aggregate royalty percentage in the low single digits on net sales arising from products licensed under the Oxurion collaboration agreement. Pursuant to the second royalty agreement, we are obligated to pay an aggregate royalty percentage in the low single digits on net sales arising from products licensed under the AstraZeneca collaboration agreement.

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Bicycle platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, which are directed to the use of our Bicycle platform and composition of matter involved in the platform, composition of matter and use of product candidates, and other inventions that are important to our business. We have four patent families directed to novel scaffolds, and 16 patent families directed to our platform technology, including the composition of matter of Bicycle binders and method of treatment of related indications, including cancer. For example, a patent family directed to the composition of matter of Bicycle binders and method of treatment of related indications, including cancer, was issued in the United States and Europe, and is pending in several other jurisdictions.  The issued patents from this family, and the pending patent applications if issued, are expected to expire in 2034, before patent term extensions, if any. We have 69 patent families directed to the composition of matter of bicyclic peptides and related conjugates, and seven patent families directed to methods of using bicyclic peptide conjugates for treating various indications. For example, two patent families directed to the composition of matter of one of our product candidates, BT1718, and methods of use for treating cancer are pending in certain jurisdictions, which if issued, would expire in 2035 and 2037, respectively. We also rely on trade secrets and know‑how that may be important for the development of our business. This includes aspects of our proprietary technology platform and our continuing technological innovation to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule‑based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology and know‑how, defend and enforce our patents; prevent others from infringing our proprietary rights, preserve the confidentiality of our trade secrets, and to operate without infringing the proprietary rights of others.

Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third party licensors. With respect to both licensed and company‑owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We seek to protect our proprietary position in a variety of ways, including by pursuing patent protection in certain jurisdictions where it is available. For example, we file U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non‑provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent caused by the United States Patent and Trademark Office. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non‑provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA‑approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Company‑Owned Intellectual Property

As of December 31, 2019, our patent portfolio included four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 69 patent families directed to bicyclic peptides and related conjugates, and seven patent families directed to clinical indications and other properties of development assets. In total, as of December 31, 2019, we owned 90 patents in the U.S. and in Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore, with terms expiring at various dates in February 2029 to November 2037 exclusive of potential patent term adjustment and/or patent term extension.

In addition, as of December 31, 2019, we had 162 patent applications pending in the U.S. and in Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia,  Singapore, Taiwan, and Venezuela, as well as pending international applications under the Patent Cooperation Treaty (PCT),  and any patents that may be issued from these patent applications are generally expected to have terms that will expire at various dates in February 2029 to December 2040 subject to possible patent term extensions and/or patent term adjustments.

Trade Secret Protection

Finally, we may rely, in some circumstances, on trade secrets to protect our technology. We anticipate relying on trade secrets to protect the know‑how behind our Bicycle platform. However, trade secrets can be difficult to protect. We seek to protect our technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know‑how and inventions. For further information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma, Inc., Seattle Genetics, Inc., AstraZeneca, and GlaxoSmithKline plc, are developing programs for the targets that we are exploring for our BTC programs. Furthermore, Agenus Inc., Bristol‑Myers Squibb Company, Pfizer Inc., and Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc.  and Roche are developing bi‑specifics. In addition, we are aware that technologies for drug discovery, including peptide‑based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in discovering product candidates, obtaining approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non‑competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

Sales and Marketing

Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or through opportunistic collaborations with others.

We plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Manufacturing

Each of our Bicycles is entirely synthetic. We believe the synthetic nature of our product candidates allow for a more cost effective and scalable manufacturing process compared to biologics. In addition, this property of Bicycles allows for the manufacturing of product candidates of consistent pharmaceutical quality with favorable stability characteristics. Based on our experience, we believe that the manufacturing of Bicycles can be made to be well controlled, reproducible and scalable.

We operate an outsourced model for the manufacture of our product candidates, and contract with good manufacturing practice, or GMP, licensed pharmaceutical contract development and manufacturing organizations, both for the synthesis of each drug substance component, and the formulation and packaging of the finished drug product. We selected these organizations based on their experience, capability, capacity and regulatory status. We do not own or operate GMP manufacturing facilities, nor do we currently plan to build our own GMP manufacturing capabilities for the production of candidates for clinical or commercial use.

We currently engage five third‑party manufacturers to provide clinical supplies of our product candidates, three third‑party manufacturers to provide non‑clinical supplies of our product candidates and three third‑party manufacturers to provide fill‑finish services. Projects are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs and devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. In addition, an applicant may need to recall a product.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent IRB representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post‑approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post‑approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA can place an IND on full or partial clinical hold at any point in development, and depending upon the scope of the hold, clinical trial(s) may not restart until resolution of the outstanding concerns to the FDA’s satisfaction.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase I.  The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase II.  The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase III.  The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product and to provide adequate information for the labeling of the product.

•

Phase IV.  Post‑approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the applicant must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Review of an NDA by the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to substantial user fees, and the sponsor of an approved NDA is also subject to annual program user fees. These fees are typically increased annually.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre‑approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are Fast Track designation, Breakthrough Therapy designation and priority review designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting adverse reaction, documented enhancement of patient compliance that is expected to lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase IV or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase IV clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post‑Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the NDA holder and any third‑party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or voluntary product recalls;
•	fines, warning letters or holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs generally may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Companion Diagnostics

We may employ companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)‑cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch‑Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference‑listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch‑Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non‑patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non‑patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three‑year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five‑year NCE exclusivity, an award of three‑year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

Hatch‑Waxman Patent Certification and the 30‑Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. An applicant who submits a section 505(b)(2) NDA, which is for new or improved formulations or new uses of previously approved drug products and where at least one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, also must certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch‑Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one‑half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Europe/Rest of World Regulation

In addition to regulations in the United States, there are a variety of regulations in other jurisdictions governing, among other things, clinical trials, commercial sales and distribution of medicinal products. Even if FDA approval of a particular product is obtained, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Currently in the European Union, for example, a clinical trial application must be submitted to each country’s national regulatory authority in which the clinical trial is to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. It is expected, however, that the Clinical Trials Regulation 536/2014 shall start to apply during the course of 2020.  This new Regulation takes direct effect in each European Union Member State and seeks to simplify and streamline the approval of clinical trials in the European Union, for example, by allowing the clinical trial sponsor to submit a single application for approval of a clinical trial across the EU via a new EU Portal.  The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database.

Medicinal products can only be commercialized in the European Economic Area after a marketing authorization, or MA, has been obtained. There are two types of marketing authorizations:

•

The centralized MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entirety of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto‑immune and viral diseases. The Centralized Procedure is optional for products containing an active substance not authorized in the EEA before May 20, 2004, for products that constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization would be in the interest of patients.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk‑benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. Products receiving orphan designation, can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product’s market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply sufficient quantities of the orphan medicinal product.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and scientific assistance for study proposals. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the European Union, companies developing a new medicinal product must agree to a Paediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The MA application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted. For other countries outside of the European Union, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third‑party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States. Third‑party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third‑party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Additionally, we may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Other Healthcare Laws and Regulations

Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third‑party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include, without limitation, state and federal anti‑kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre‑commercial activities are subject to some of these laws.

The federal Health Care Program Anti‑Kickback Statute, or Anti‑Kickback Statute, prohibits any person or entity, including a prescription drug manufacturer or a party acting on its behalf, from, among other things, knowingly and willfully, directly or indirectly, soliciting, receiving, offering, or providing any remuneration that is intended to induce the referral of business, including the purchase, order or recommendation or arranging of, any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti‑Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti‑Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case‑by‑case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti‑Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. In addition, any of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and other third‑party payor reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti‑Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that any of our product candidates, if approved, are sold in a foreign country, we may be subject to similar foreign laws.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of certain healthcare providers, healthcare clearinghouses and health plans, known as covered entities, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the provision commonly referred to as the Physician Payments Sunshine Act imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, covered manufacturers also will be required to report information regarding payments and transfers of value provided to, as well as ownership and investment interests held by, during the previous year, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse‑midwives.

In addition, we may be subject to certain analogous state and foreign laws of each of the above federal healthcare laws. In some instances, such laws may be broader in scope than its federal counterpart, such as certain state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers. In addition, certain states and local jurisdictions also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians and other healthcare professionals. Additionally, we may be subject to state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non‑compliance with these laws, and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare Reform

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress passed the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expansion of the types of entities eligible for the 340B drug discount program;
•

establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to now provide a 70% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain ACA‑mandated fees, and increasing the point‑of‑sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.  For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January

1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other measures may require authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit, and the United Kingdom officially withdrew from the European Union on January 31, 2020.  The United Kingdom and the European Union are currently in a transition period during which the United Kingdom and the European Union are negotiating additional arrangements, including their future trading arrangement.  The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned with EU regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

Employees

As of December 31, 2019, we had 72 full‑time or part‑time employees, including 31 with M.D. or Ph.D. degrees. Of these employees, 58 employees are engaged in research and development activities and 14 employees are engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Corporate Information

In 2009, we were incorporated as a limited liability company under the laws of England and Wales. In 2017, we effected a reorganization to create a new holding company which, in connection with our IPO, was re-registered as a public limited company named Bicycle Therapeutics plc. Bicycle Therapeutics plc is the parent company of three wholly owned subsidiaries, two of which are based in Cambridge, England and one of which has its principal office in Lexington, Massachusetts, that will carry on our business.

The English subsidiaries are BicycleTx Limited and BicycleRD Limited, and the U.S. subsidiary is Bicycle Therapeutics Inc. Our principal executive offices are located at B900, Babraham Research Campus, Cambridge, CB22 3AT, United Kingdom, and our phone number is +44 1223 261503.

Available Information

Our website address is http://www.bicycletherapeutics.com. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1ARisk Factors.

Investing in our American Depositary Shares, or ADSs, involves a high degree of risk.  The following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future,  and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term.  Since inception, we have incurred recurring losses, including losses of $30.6 million, $21.8 million and $16.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  In addition, our accumulated deficit as of December 31, 2019 was $100.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future.  We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials.  Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials with respect to our lead product candidate, BT1718, and our other product candidates in our Bicycle Toxin Conjugate, or BTC, tumor-targeted immune cell agonist programs, and our other pipeline programs;

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

Our revenue to date has been primarily generated from our research collaborations with AstraZeneca AB, or AstraZeneca, Bioverativ Inc. (acquired by Sanofi), or Bioverativ, Oxurion NV (formerly ThromboGenics NV), or Oxurion, and Dementia Discovery Fund, or DDF.  There can be no assurance that we will generate revenue from these collaborations in the future.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, in the years ended December 31, 2019, 2018 and 2017, we used $28.6 million, $26.1 million, and $1.4 million, respectively, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator.  Furthermore, we expect to incur significant additional costs associated with operating as a public company.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.  If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash of $92.1 million as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Within our BTC program, we are investigating BT1718 for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with the Centre for Drug Development of Cancer Research UK, or CRUK.  Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from CRUK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount.  If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted.  BT1718 is designed to target tumors that express MT1-MMP.  In addition, we are evaluating BT5528, our first second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, tolerability and efficacy in patients with solid tumors. We are also developing BT8009, targeting Nectin-4, and BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137, for oncology indications.  These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. There can be no assurance our BTCs or Bicycle tumor-targeted immune cell agonists will ever demonstrate evidence of safety or effectiveness for any use or receive U.S. or E.U. regulatory approval in any indication.  Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the U.S., European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

Bicycles® represent a new therapeutic modality of peptide compounds intended to combine targeting abilities of antibodies with performance of small molecules.  Our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess.  We have not yet succeeded and may never succeed in demonstrating efficacy and safety for these or any other product candidates in clinical trials or in obtaining marketing approval thereafter.

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

The FDA in the United States, the EMA in the European Union and the European Economic Area, and any other comparable regulatory authorities in other jurisdictions must approve new product candidates before they can be marketed, promoted or sold in those territories.  We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates.  We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution.  We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the EMA or any other comparable regulatory authority.

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

In addition, clinical testing of BT1718 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities.  Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.  As of February 13, 2020, the most recent date for which information has been provided by the CRUK, the most common treatment-related adverse events (>15%, n=39) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, gamma-glutamyltransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease.

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

Our product candidates are currently undergoing safety testing in the form of Phase I/IIa clinical trials.  None of our products have completed this testing to date.  While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated.  Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients.  So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT1718, or any other of our product candidates are safe in humans.

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

The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules will continue to apply.  Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains with respect to the terms of the ultimate resolution of the Brexit negotiations.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use.  When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure.  Second- and third-line therapies are administered to patients when prior therapy is not effective.  We may initially seek approval of BT1718, BT5528, and any other product candidates we develop as a therapy for patients who have received one or more prior treatments.  Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate.  The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.  If the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements.  These requirements include, among others, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval, and prohibitions on the promotion of an approved product for uses not included in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

There is a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.  These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies.  For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma Inc., Seattle Genetics, Inc., AstraZeneca and GlaxoSmithKline plc, are developing programs for the targets that we are exploring for our BTC programs.  Furthermore, Agenus Inc., Bristol-Myers Squibb Company, Pfizer Inc., Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc. and Roche are developing bi-specific antibodies.

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

We or our collaborators will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our and our collaborators ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to our product candidates.

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

•

the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things:  knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government.  Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.  The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.  Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer.  Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers.  In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals.  Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state.  There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to significant penalties.  Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws.  Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs.  If our operations, including our arrangements with physicians and other healthcare providers, some of whom receive share options as compensation for services provided, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, imprisonment, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business.  Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost- sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The case was appealed to the U.S. Supreme Court, which heard oral arguments in December 2019, but has not yet issued a ruling. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective,   Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our operations are subject to anti-corruption laws, including the Bribery Act, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business.  The Bribery Act, the FCPA and these other laws generally prohibit us, our employees and our intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage.  Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense.  We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities.  In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws.  If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.  Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

•

business interruptions resulting from geo-political actions, including war and terrorism, natural disasters,  including earthquakes, typhoons, floods and fires, or public health crises, including outbreaks of novel coronavirus or H1N1 flu.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations.

The novel coronavirus outbreak could impact our business.

In December 2019, a novel strain of coronavirus was reported in China. This virus has now spread to numerous other countries, including the United Kingdom and the United States. While we do not currently have significant operations in geographical locations where the coronavirus was initially reported to be most prevalent, we source certain research and development, consulting and other services and supplies from vendors in Asia and in Italy, where the coronavirus has become increasingly prevalent. We cannot reasonably estimate at this time the impact, if any, that the coronavirus may have on our business or operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact including on financial markets or otherwise.

European data collection is governed by restrictive regulations governing the use,  processing,  and cross-border transfer of personal information.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or the GDPR, which became effective and enforceable across all then-current member states of the European Union on May 25, 2018. In the United Kingdom, the Data Protection Act 2018 complements the GDPR. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed between the United Kingdom and European Union, the GDPR will continue to have effect in United Kingdom law until December 31, 2020 in the same fashion as was the case prior to that withdrawal as if the United Kingdom remained a member state of the European Union for such purposes. Following December 31, 2020, it is likely that the data protection obligations of the GDPR will continue to apply to United Kingdom-based organization’s processing of personal data in substantially unvaried form and fashion, for at least the short term thereafter.  The GDPR enhances data protection obligations for both processors and controllers of personal data, including by materially expanding the definition of what is expressly noted to constitute personal data, requiring additional disclosures about how personal data is to be used, imposing limitations on retention of personal data, creating mandatory data breach notification requirements in certain circumstances, and establishing onerous new obligations on services providers who process personal data simply on behalf of others, as well as obligations regarding the security and confidentiality of the personal data.  The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area to third countries (including the United States).  The GDPR has expanded its reach to include any business, regardless of its location, that processes personal data in relation to the offering of goods or services to individuals in the European Union and/or the monitoring of their behavior.  This expansion would incorporate any potential clinical trial activities in European Union member states.  The GDPR imposes special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated.  Failure to comply with the requirements of the GDPR may result in fines of up to 4% of an undertaking’s total global annual turnover for the preceding financial year, or € 20,000,000, whichever is greater.   In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. While we have taken steps to comply with the GDPR, and implementing legislation in applicable member states, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller, reviewing our security procedures, and entering into data processing agreements with relevant customers and business partners, we cannot assure you that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union following the United Kingdom’s withdrawal from the European Union on January 31, 2020, the United Kingdom will be subject to a Transition Period during which EU rules will continue to apply.  Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

The lack of clarity over which EU laws and regulations will continue to be implemented in the United Kingdom  after the Transition Period (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) may negatively impact foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

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

If the United Kingdom and the European Union are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the Transition Period.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service customers in the United Kingdom as well as in other countries in the European Economic Area, or EEA,  and these operations could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market.

There may continue to be economic uncertainty surrounding the consequences of Brexit which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our ADSs.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us.  Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union and Asia that are billed in U.S. dollars.  Further, potential future revenue may be derived from abroad, particularly from the United States.  As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period.  Currently, we do not have any exchange rate hedging arrangements in place.

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

Under our collaborations with AstraZeneca, Oxurion, and DDF, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization.  As part of our collaboration with Cancer Research Technology Limited and CRUK, CRUK’s Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors, and will sponsor and fund a Phase I/IIa study for BT7401.  We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive.  We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products.  If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

For example, we are involved in ongoing litigation with Pepscan Systems B.V., and its affiliates, or Pepscan, related to a non-exclusive patent license agreement that our subsidiary, BicycleRD Limited, or BicycleRD, entered into with Pepscan in 2009.  Pursuant to the patent license agreement, BicycleRD licensed rights related to the scaffold used for Bicycles contained in certain of our product candidates, including our lead product candidate, BT1718, which is currently in clinical trial sponsored by CRUK, and in THR-149, which has been licensed to Oxurion.  The agreement required BicycleRD to enter into a framework services agreement with Pepscan under which Pepscan would provide certain Bicycles not produced by BicycleRD.  In 2010, BicycleRD entered into such a framework services agreement.  In 2015, BicycleRD terminated the framework services agreement in accordance with its terms. Since 2015, we have ceased using the scaffolds claimed by Pepscan in our new product candidates and have instead developed  proprietary scaffold technology of our own.

In 2016, Pepscan terminated the patent license agreement.  BicycleRD instituted proceedings in the District Court of The Hague, or the District Court, to contest the right of Pepscan to terminate the patent license agreement. BicycleRD included a conditional claim for a ruling that the licensed patent relevant to BicycleRD’s activities is invalid. In response, Pepscan claimed, among other things, that the termination of the framework services agreement and alleged breaches by BicycleRD of confidentiality obligations constituted grounds for the termination of the patent license agreement.  In an interlocutory judgement delivered in April 2018, the District Court rejected Pepscan’s claim that it was entitled to terminate the patent license agreement on the basis of a breach of a purported exclusive supply obligation.  The District Court reserved for further proceedings a decision on both the validity of the Pepscan patent and the question of whether BicycleRD breached its confidentiality obligations.

In July 2018, Pepscan appealed the decision of the District Court and the proceedings before the District Court were stayed pending a decision in that appeal.

On February 18, 2020, the Court of Appeal of The Hague, or the Court of Appeal, ruled that Pepscan was entitled to terminate the license agreement and granted a worldwide injunction against BicycleRD exploiting the licensed Pepscan patents and any related know-how, subject to a civil daily fine of EUR 25,000 in the event of non-compliance. BicycleRD intends to appeal the decision of the Court of Appeal to the Dutch Supreme Court and is preparing for further proceedings before the District Court, in particular concerning BicycleRD’s invalidity claim, the claim related to know-how and the assessment of damages should a proceeding for such an assessment be initiated by Pepscan.

There can be no assurance that BicycleRD will prevail in any future proceedings. While we do not believe the injunction applies to entities other than BicycleRD, including our collaboration partners, there can be no assurance that Pepscan will not allege that the injunction applies to other entities.

In addition, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform.  In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform.  As of December 31, 2019, no final decision has been issued by the European Patent Office.  If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

We remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities.  We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our products in clinical development.  Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites.  If we fail to exercise adequate oversight over any of our academic partners or CROs or if we or any of our academic partners or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot assure you that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations.  In addition, our clinical trials must be conducted with product produced under applicable CGMP regulations.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, with respect to investigator-sponsored trials that are being or may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.  We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials.  However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials.  If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development.  Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.  Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials.  If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

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

We operate an outsourced model for the manufacture of our product candidates, and contract with GMP licensed pharmaceutical contract development and manufacturing organizations.  While we have engaged several third-party vendors to provide clinical and non-clinical supplies and fill-finish services, we do not currently have any agreements with third-party manufacturers for long-term commercial supplies.  In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms.  Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes.  We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates.  These legal means, however, afford only limited protection and may not adequately protect our rights.  As of December 31, 2019, our intellectual property portfolio includes four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 69 patent families directed to bicyclic peptides and related conjugates, and seven patent families directed to clinical indications and other properties of development assets.

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

For example, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform.  In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform.  As of December 31, 2019, no final decision has been issued by the European Patent Office.  If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

For example, BicycleRD is involved in ongoing litigation with Pepscan in relation to a patent license agreement, pursuant to which BicycleRD licensed rights related to the scaffold used for Bicycles contained in our lead product candidate, BT1718, which is currently in clinical trial sponsored by CRUK, and in THR-149, which has been licensed to Oxurion.  While we intend to continue to vigorously defend our rights in this proceeding, there can be no assurance that we will prevail.  If the outcome of these proceedings results in our inability to use the scaffold contained in certain of our product candidates, our ability to commercialize the affected product candidates, including our lead product candidate BT1718 would be impaired, which could have a material adverse effect on our business and operating results.

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

Many of our current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors.  Some of these employees may be subject to proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment.  Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party.  Litigation may be necessary to defend against such claims.  For example, in the ongoing litigation with Pepscan, Pepscan claimed that BicycleRD had breached certain confidentiality obligations, which was alleged to constitute sufficient grounds for the termination of its patent license agreement with Pepscan.  If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages.  Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products.  Such a license may not be available on commercially reasonable terms or at all.  Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

As of December 31, 2019, we had 72 full-time or part-time employees.  Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner.  We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft,  data corruption and significant disruption of our business operations.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities.  As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data.  We have been the target of cyber-attacks in the past.  For example, we were recently targeted in a phishing incident, which included email accounts being accessed by unauthorized third parties.  Promptly after discovery, we performed third-party investigations and as there was no evidence of access or acquisition of any personal information as a result of the incident, we believe that no further action was required under U.K, E.U. (GDPR) or U.S. federal or state law.  There was no material impact to our business or financial condition.  While we believe we responded appropriately, including implementing remedial measures to stop the cyber-attacks and with the goal of preventing similar ones in the future, there can be no assurance that we will be successful in these remedial and preventative measures or successfully mitigating the effects of future cyber-attacks.  Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems.  Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects.  In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to respond appropriately to such breaches and to implement further data protection measures. We are aware that some public companies have recently received Civil Investigative Demands from the Federal Trade Commission, or FTC, requesting information and documents following disclosures of privacy or security incidents in SEC filings. The FTC has taken the position that inadequately disclosing privacy and security incidents in SEC filings may be a deceptive business practice, and the FTC has relied on SEC filings as a launching pad for incident investigations even where the filings were not inadequate.  We cannot be certain that the FTC will consider our disclosure adequate or that the FTC will not rely on our disclosure to initiate an incident investigation.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity.  Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:  (1) FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, and (4) laws that require the reporting of financial information or data accurately.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, bribery and other abusive practices.  These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Employee or collaborator misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.  In May 2019, we adopted a code of conduct and business ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

The market price of our ADSs is highly volatile.  Since our initial public offering, or IPO, in May 2019, through March 5, 2020, the trading price of our ADSs has ranged from $17.99 to $6.24.    The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs.  The market price for our ADSs may be influenced by many factors, including:

•	adverse results or delays in preclinical studies or clinical trials;

•	reports of adverse events in products similar or perceived to be similar to those we are developing or clinical trials of such products;

•	an inability to obtain additional funding;

•	failure by us to successfully develop and commercialize our product candidates;

•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us to identify additional product candidates for our pipeline;

•	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;

•	changes in laws or regulations applicable to future products;

•	changes in the structure of healthcare payment systems;

•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	the introduction of new products, services or technologies by our competitors;

•	failure by us to meet or exceed financial projections we may provide to the public;

•	failure by us to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or shareholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our ADSs or ordinary shares by us or our shareholders in the future; and

•	the trading volume of our ADSs.

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

As of December 31, 2019, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 78.6% of our ordinary shares and ordinary shares in the form of ADSs.  Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting.  Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association.  Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs.  Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs.  For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Moreover, holders of an aggregate of approximately 11,152,664 ordinary shares have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders, as well as to cooperate in certain public offerings of such ordinary shares. We have also registered our ordinary shares that we may issue under our equity compensation plans. These ordinary shares may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are an emerging growth company and we will remain an emerging growth company until the earlier to occur of (1) the last day of 2024, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” under the rules of the U.S. Securities and Exchange Commission, or SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.  For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  These exemptions include:

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

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders.  Subpart F income generally includes dividends, interest, rents, royalties, “global intangible low-taxed income,” gains from the sale of securities and income from certain transactions with related parties.  In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain.  A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own (directly,  indirectly or constructively through the application of attribution rules) more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.

We believe that we were not a CFC in the 2019 taxable year and we do not expect to be a CFC in the 2020 taxable year.  However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.  U.S. Holders (as defined below) should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is:

•	an individual who is a citizen or individual resident of the United States;

•	a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election in effect to be treated as a U.S. person under applicable U.S. Treasury Regulations.

If we are a passive foreign investment company, there could be adverse U.S.  federal income tax consequences to U.S.  holders.

Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income.  For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties.  In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation.  If we are a PFIC for any taxable year during which a U.S. Holder holds our shares, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were not a PFIC in the 2019 taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K.  tax legislation.

As an entity incorporated and tax resident in the United Kingdom, we are subject to U.K. corporate taxation on tax-adjusted trading profits.  Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax.    Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the company and a major change in the nature, conduct or scale of the trade), we expect losses to be eligible for carry forward and utilization against future operating profits.  The use of loss carryforwards in relation to U.K. profits incurred on or after April 1, 2017 will be limited each year to £5.0 million plus an incremental 50% of U.K. taxable profits.  In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure program, or RDEC Program.  Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions).  The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims.  On October 29, 2018, the U.K. government proposed that from April 1, 2020 the amount of payable credit that a qualifying loss-making SME business can receive through R&D relief in any one year will be capped at three times the company’s total PAYE and NICs liability for that year. An update on the proposal and the timing of its introduction is expected from the U.K. government on or after March 11, 2020 as part of the U.K. annual ‘budget’ fiscal event.

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

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities.  For example, while we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. HM Revenue & Customs, or HMRC, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development.  Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.  A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment.  Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

We are incorporated under English law.  The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act 2006, or the Companies Act, and by our Articles of Association.  These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. The principal differences include the following:

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

•

in the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement.  Under English law, if we were to be subject to the Takeover Code, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs.  If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us.  Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law.  By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting, as well as the sanction of the U.K. court;

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.       PROPERTIES.

We occupy approximately 13,500 rentable square feet of office and laboratory space in Cambridge, United Kingdom under a lease that expires in December 2021, with a five-year extension option, and an additional 11,000 rental square feet of office and laboratory space in Lexington, Massachusetts under a lease that expires in December 2022, with a five-year extension option. We believe that our office and laboratory spaces are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below, we are not currently subject to any material legal proceedings.

License Litigation

In 2009, our subsidiary, BicycleRD Limited, or BicycleRD, entered into a non-exclusive patent license agreement with Pepscan Systems B.V. and its affiliates, or Pepscan, pursuant to which it licensed rights related to the scaffold used for Bicycles contained in our lead product candidate, BT1718,  which is currently in clinical trial sponsored by CRUK, and in THR-149, which has been licensed to Oxurion. The agreement required BicycleRD to enter into a framework services agreement with Pepscan under which Pepscan would provide certain Bicycles not produced by BicycleRD. In 2010, BicycleRD entered into such a framework services agreement. In 2015,  BicycleRD terminated the framework services agreement in accordance with its terms.  In 2016, Pepscan terminated the patent license agreement. Since 2015, we have ceased using the scaffolds claimed by Pepscan in our new product candidates and have instead developed proprietary scaffold technology of our own.

BicycleRD instituted proceedings in the District Court of The Hague, or the District Court, to contest the right of Pepscan to terminate the patent license agreement. BicycleRD included a conditional claim for a ruling that the licensed patent relevant to BicycleRD’s activities is invalid. In response, Pepscan claimed, among other things, that the termination of the framework services agreement and alleged breaches by BicycleRD of confidentiality obligations constituted grounds for the termination of the patent license agreement.

In a interlocutory judgement delivered in April 2018, the District Court rejected Pepscan's claim that it was entitled to terminate the patent license agreement on the basis of a breach of a purported exclusive supply obligation. The District Court reserved for further proceedings a decision on both the validity of the Pepscan patent and the question of whether BicycleRD breached its confidentiality obligations. In July 2018, Pepscan appealed the decision of the District Court and the proceedings before the District Court were stayed pending a decision in that appeal.

On February 18, 2020, the Court of Appeal of The Hague, or the Court of Appeal, ruled that Pepscan was entitled to terminate the license agreement and granted a worldwide injunction against BicycleRD exploiting the licensed Pepscan patents and any related know-how, subject to a civil daily fine of EUR 25,000 in the event of non-compliance. BicycleRD intends to appeal the decision of the Court of Appeal to the Dutch Supreme Court and is preparing for further proceedings before the District Court, in particular concerning BicycleRD’s invalidity claim, the claim related to know-how and the assessment of damages should a proceeding for such an assessment be initiated by Pepscan.

Pending such further proceedings, BicycleRD will comply with the injunction issued by the Court of Appeal. The injunction by its terms applies only to BicycleRD.

The patent that is the subject of these proceedings expires in February 2024.

European Patent Opposition Proceedings

In January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that covers our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan's opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed. As of the date of this Annual Report on Form 10-K, no decision has been issued by the European Patent Office in respect of this appeal.

In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that covers extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in its amended form, which upheld this patent. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We also filed a Notice of Appeal contesting the amendments to the patent required by the decision of the Opposition Division along with supporting materials. As of the filing date of this Annual Report on Form 10-K, no decision has been issued by the European Patent Office in respect of these appeals.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our ordinary shares, par value £0.01 per share, are not publicly traded. Our American Depositary Shares, or ADSs, each represent one ordinary share of Bicycle Therapeutics plc and began trading on The Nasdaq Global Select Market on May 23, 2019 under the symbol “BCYC.”  Prior to that date, there was no public trading market for our ADSs or our ordinary shares.

Holders of Ordinary Shares

As of March 5, 2020, there were approximately 75 holders of record of our ordinary shares and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Registered Securities

On May 28, 2019, we completed our IPO of 4,333,333 ADSs at a public offering price of $14.00 per ADS for an aggregate offering price of approximately $60.7 million. In addition, in June 2019, we issued 304,333 ADSs at a public offering price of $14.00 per ADS for an aggregate offering price of approximately $4.3 million in connection with the underwriters’ partial exercise of their option to purchase additional ADSs.  Goldman Sachs & Co. LLC, Jefferies LLC, Piper Jaffray & Co. and Canaccord Genuity LLC served as the underwriters of the IPO.  The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231076), which was declared effective by the SEC on May 22, 2019.

We received aggregate net proceeds from the offering of approximately $56.4 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $4.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of December 31, 2019, we consumed approximately $15.8 million of the net proceeds from the IPO, primarily to advance our BT1718, BT5528, BT8009, BT7480, and other discovery development programs, as well as for continued drug discovery efforts and translational research activities, and for working capital and other general corporate purposes. We have invested the remaining net proceeds from our IPO in interest bearing cash accounts.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.       SELECTED FINANCIAL DATA.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the balance sheet data as of December 31, 2017 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenues	$13,801	$7,136	$2,060
Operating expenses:
Research and development	25,540	20,761	11,866
General and administrative	14,560	8,121	6,407
Total operating expenses	40,100	28,882	18,273
Loss from operations	(26,299)	(21,746)	(16,213)
Other income (expense):
Interest and other income	814	169	50
Other expense, net	(5,377)	(665)	(119)
Total other expense, net	(4,563)	(496)	(69)
Net loss before income tax provision	(30,862)	(22,242)	(16,282)
Benefit from income taxes	(254)	(396)	(23)
Net loss	$(30,608)	$(21,846)	$(16,259)
Net loss attributable to ordinary shareholders	$(30,608)	$(21,846)	$(16,259)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.77)	$(49.78)	$(48.81)
Weighted average ordinary shares outstanding, basic and diluted	11,045,370	438,862	333,125

See Note 2 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculated basic and diluted net loss per share applicable to ordinary shareholders.

	As of December 31,
	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash	$92,117	$63,380	$67,663
Working capital	95,325	67,840	62,061
Total assets	110,194	81,626	74,001
Total deferred revenue	5,657	14,635	14,467
Warrant liability	—	4,804	4,411
Convertible preferred shares	—	122,197	96,441
Total shareholders’ equity (deficit)	$93,198	$(69,826)	$(47,184)

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including statements of our plans, objectives, expectations and intentions, contain forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis. Please also see the section titled “Forward‑Looking Statements.”

For the discussion of the financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the final prospectus forming a part of the registration statement declared effective by the SEC in connection with our initial public offering, or IPO, and filed pursuant to Rule 424(b) under the Securities Act on May 23, 2019.

Overview

We are a clinical‑stage biopharmaceutical company developing a novel and differentiated class of medicines, which we refer to as Bicycles®, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint is designed to confer high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non‑biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, which we believe together support a favorable toxicological profile.

We have a novel and proprietary phage display screening platform which we use to identify Bicycles in an efficient manner. The platform initially displays linear peptides on the surface of engineered bacteriophages, or phages, before “on‑phage” cyclization with a range of small molecule scaffolds which can confer differentiated physicochemical and structural properties. Our platform encodes quadrillions of potential Bicycles which can be screened to identify molecules for optimization to potential product candidates. We have used this powerful screening technology to identify our current portfolio of candidates in oncology and intend to use it in conjunction with our collaborators to seek to develop additional future candidates across a range of other disease areas.

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidate, BT1718, is a Bicycle Toxin Conjugate, or BTC. This Bicycle is being developed to target tumors that express Membrane Type 1 matrix metalloprotease, or MT1‑MMP. The Bicycle is chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK, or CRUK. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type‑A receptor 2, or EphA2, in a Company-sponsored Phase I/II study and conducting Investigational New Drug application, or IND, ‑enabling activities for BT8009, a BTC targeting Nectin-4. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™).

Beyond oncology, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas where we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs outside of oncology include collaborations for anti‑bacterial, cardiovascular, ophthalmology and respiratory indications.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our lead product candidates, BT1718, BT5528,  BT8009, BT7480 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of ADSs and ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Oxurion, AstraZeneca and Sanofi. Since our inception in 2009 through December 31, 2019, we have received gross proceeds of $193.1 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, and $30.2 million of cash payments under our collaboration revenue arrangements, including $4.1 million from Oxurion, $9.0 million from AstraZeneca,  $15.0 million from Sanofi and $1.1 million from DDF. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $30.6 million, $21.8 million and $16.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, we had an accumulated deficit of $100.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect that our expenses and capital requirements will increase substantially if and as we:

•	continue our development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
•	progress the preclinical and clinical development of BT8009, BT7480 and BT7401;
•	seek to identify and develop additional product candidates;
•	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•

hire and retain additional personnel, such as non‑clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;

•	acquire or in‑license other products and technologies;
•	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and

•

add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take many years and is subject to significant uncertainty. We have no commercial‑scale manufacturing facilities of our own, and all of our manufacturing activities have been and are planned to be contracted out to third parties. Additionally, we currently utilize third‑party contract research organizations, or CROs, to carry out our clinical development activities. If we seek to obtain marketing approval for any of our product candidates from which we obtain promising results in clinical development, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution.

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

As of December 31, 2019, we had cash of $92.1 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

Components of Our Results of Operations

Collaboration Revenues

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue consists of collaboration revenue under our arrangements with AstraZeneca, Sanofi, Oxurion, and DDF, including amounts that are recognized related to upfront payments, milestone payments, option exercise payments, and amounts due to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our discovery efforts, and the development of our product candidates, which include:

•	employee‑related expenses including salaries, benefits, and share‑based compensation expense;

•	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
•	the cost of consultants;
•	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials and clinical trial materials;
•	costs related to compliance with regulatory requirements; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

U.K. research and development tax credits and government grant funding are recorded as an offset to research and development expense. See “—Benefit from Income Taxes.”

Our direct external research and development expenses are tracked on a program‑by‑program basis and consist of costs, such as fees paid to consultants, contractors and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in other discovery and platform related expense. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

In December, 2016, we entered into a Clinical Trial and License Agreement with the Cancer Research Technology Limited, or CRTL and Cancer Research UK, or CRUK, whereby the CRUK’s Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our lead product candidate, BT1718, in patients with advanced solid tumors. CRUK has designed and prepared and is carrying out and sponsoring the clinical trial at its own cost. Upon the completion of the Phase I/IIa clinical trial, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, Cancer Research Technology Limited may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted is less certain costs, as defined in the agreement). The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. Upon the completion of the Phase IIa part of the clinical trial, we expect research and development expenses to increase significantly as we expect to fund the continued development of BT1718, as well as incur additional development milestone payments.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and obtain marketing approval for our product candidates, including BT1718 and BT5528;  (ii) initiate clinical trials for our product candidates, including BT8009 and BT7480 and BT7401; and (iii) build our in‑house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

•	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
•	progressing the preclinical and clinical development of BT8009, BT7480 and BT7401;
•	establishing an appropriate safety profile with IND‑enabling studies to advance our preclinical programs into clinical development;
•	identifying new product candidates to add to our development pipeline;
•	successful enrollment in, and the initiation and completion of clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
•	the development and timely delivery of commercial‑grade drug formulations that can be used in our clinical trials;
•	addressing any competing technological and market developments, as well as any changes in governmental regulations;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•

maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know‑how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;

•	continued acceptable safety profile of the drugs following approval; and
•	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share‑based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility‑related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Foreign currency transactions in currencies different from the functional currency of our UK entities are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the translation at period‑end exchange rates in foreign currencies are recorded in general and administrative expense in the statement of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosures About Market Risks” for further discussion.

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

Other Income (Expense)

Interest and Other Income

Interest and other income consists primarily of interest earned on our cash held in operating accounts.

Other Expense

Prior to our IPO, other expense, net consisted primarily of changes in the fair value associated with the remeasurement of the warrant liability for warrants we issued to subscribe for Series A and Series B1 convertible preferred shares. We remeasured the warrant liability at fair value at each reporting period until completion of our IPO in May 2019. Upon the completion of the IPO, the respective warrants were exercised or converted to warrants to subscribe for ordinary shares, and as such, we will not incur additional expense related to the remeasurement of the warrant liability in future periods.

Benefit from Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The benefit from income taxes presented in our consolidated statements of operations and comprehensive loss represents the tax impact from our operating activities in the United States, which generates taxable income based on intercompany service arrangements.

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

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax credit cash rebate regimes: The Small and Medium‑sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure program, or RDEC Program. Qualifying expenditures largely comprise employment costs for research staff, consumables expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf and certain internal overhead costs incurred as part of research projects.

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities are to be eligible for the RDEC Program for the year ended December 31, 2019. We will assess whether it is possible to qualify under the more favorable SME regime for future accounting periods, but this will be affected as a result of becoming a large company by reference to our staff headcount and/or our financial results.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the U.K. of $41.7 million and $29.1 million as of December 31, 2019 and 2018.

Value Added Tax, or VAT, is broadly charged on all taxable supplies of goods and services by VAT‑registered businesses. Under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to HMRC. Similarly, VAT paid on purchase invoices is generally reclaimable from HMRC and is included as a component of prepaid and other current assets in our consolidated balance sheet.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Collaboration revenues	$13,801	$7,136	$2,060
Operating expenses:
Research and development	25,540	20,761	11,866
General and administrative	14,560	8,121	6,407
Total operating expenses	40,100	28,882	18,273
Loss from operations	(26,299)	(21,746)	(16,213)
Other income (expense):
Interest and other income	814	169	50
Other expense, net	(5,377)	(665)	(119)
Total other expense, net	(4,563)	(496)	(69)
Net loss before income tax provision	(30,862)	(22,242)	(16,282)
Benefit from income taxes	(254)	(396)	(23)
Net loss	$(30,608)	$(21,846)	$(16,259)

Comparison of the Years Ended December 31, 2019 and 2018

	December 31,
	2019	2018	Change
	(in thousands)
Collaboration revenues	$13,801	7,136	$6,665
Operating expenses:
Research and development	25,540	20,761	4,779
General and administrative	14,560	8,121	6,439
Total operating expenses	40,100	28,882	11,218
Loss from operations	(26,299)	(21,746)	(4,553)
Other income (expense):
Interest and other income	814	169	645
Other expense	(5,377)	(665)	(4,712)
Total other expense, net	(4,563)	(496)	(4,067)
Net loss before income tax provision	(30,862)	(22,242)	(8,620)
Benefit from income taxes	(254)	(396)	142
Net loss	$(30,608)	(21,846)	$(8,762)

Collaboration Revenues

Collaboration revenues increased by $6.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to an increase of  $6.7 million of revenue from our collaboration with Sanofi. In March 2019,  Sanofi exercised its right to terminate the sickle cell program and in October 2019, Sanofi terminated the hemophilia program, resulting in the recognition of revenue of $5.3 million and $4.7 million, respectively, for amounts allocated to material rights when these options expired. These amounts were offset by a decrease in research services revenue, which services were substantially completed in the second quarter of 2019.  Additional increases in collaboration revenue included an increase of $1.0 million of revenue under a material transfer agreement and an increase of $0.4 million of revenue from a collaboration arrangement with DDF, which was entered into in May 2019.  These amounts were offset by a decrease of $1.7 million of revenue under our collaboration with Oxurion, primarily due to $1.2 million of revenue recognized for certain development milestones achieved during the year ended December 31, 2018 that did not recur in the year ended December 31, 2019.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	Year Ended
	December 31,
	2019	2018	Change
	(in thousands)
BT1718 (MT1)	$1,211	$1,546	$(335)
BT5528 (EphA2)	3,878	4,569	(691)
BT8009 (Nectin‑4)	3,260	2,797	463
Tumor-targeted immune cell agonist	1,082	—	1,082
Other discovery and platform related expense	11,125	8,702	2,423
Employee and contractor related expenses	9,122	7,185	1,937
Share-based compensation	1,289	513	776
Facility expenses	1,297	1,328	(31)
Research and development incentives	(6,724)	(5,879)	(845)
Total research and development expenses	$25,540	$20,761	$4,779

Research and development expense increased by $4.8 million in the year ended December 31, 2019 as compared to year ended December 31, 2018,  primarily due to increases of $0.5 million and $1.1 million in the BT8009 and tumor-targeted immune cell agonist program spending, respectively, $2.4 million in other unallocated discovery and platform related expense, $1.9 million in employee and contractor-related expense due to an increase in headcount as we expanded our operations in the United States and the United Kingdom and $0.8 million of share-based compensation expense. These expenses were offset by a decrease of $0.7 million in BT5528 program spending due to the timing of IND-enabling activities in 2018, as well as an increase in research and development tax credit reimbursement of $0.8 million, due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses beginning at candidate nomination and accumulate all costs incurred to support each program to date. Through December 31, 2019, we have incurred approximately $12.9 million, $8.4 million, $6.1 million and $1.1 million of direct expenses for the development of the BT1718, BT5528,  BT8009 and tumor-targeted immune cell agonist programs, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended
	December 31,
	2019	2018	Change
	(in thousands)
Personnel related costs	$4,594	$2,946	$1,648
Professional and consulting fees	6,084	3,574	2,510
Other general and administration costs	2,983	1,361	1,622
Share-based compensation	1,797	554	1,243
Effect of foreign exchange rates	(898)	(314)	(584)
Total general and administrative expenses	$14,560	$8,121	$6,439

General and administrative expenses increased by $6.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to increases of $1.6 million in personnel related costs due to an increase in headcount as we expanded our operations in the United States and the United Kingdom, $1.2 million in share-based compensation expense as a result of an increase in fair value of our ordinary shares and share options following our IPO,  as well as  $2.5 million in professional fees,  including legal, human resources, marketing and consulting costs and $1.6 million in other general and administrative cost, including insurance costs to support our operations as a public company. These amounts were offset by an increase of $0.6 million in gains from the effect of foreign exchange rates during year ended December 31, 2019.

Other Expense, net

Other expense, net increased by $4.1 million for the year ended December 31, 2019,  as compared to the year ended December 31, 2018,  primarily due to $4.7 million of additional expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO, offset by higher interest income of $0.6 million as a result of a higher cash balance due to proceeds from our IPO.

Liquidity and Capital Resources

From our inception through December 31, 2019, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ordinary shares (including in the form of ADSs) and convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with AstraZeneca, Oxurion, Sanofi, and DDF.

From our inception in 2009 through December 31, 2019, we have received gross proceeds of $193.1 million from the sale of ordinary shares (including in the form of ADSs) and convertible preferred shares, including the proceeds from our IPO, as well as $30.2 million of cash payments under our collaboration revenue arrangements including $4.1 million from Oxurion, $9.0 million from AstraZeneca, $15.0 million from Sanofi, and $1.1 million from DDF.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(28,613)	$(26,078)	$(1,415)
Net cash used in investing activities	(1,555)	(1,186)	(1,113)
Net cash provided by financing activities	58,440	25,430	57,876
Effect of exchange rate changes on cash	465	(2,449)	2,913
Net increase (decrease) in cash	$28,737	$(4,283)	$58,261

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 included our net loss of $30.6 million, net cash used in our operating assets and liabilities of $7.4 million and non‑cash charges of $9.4 million, which included share‑based compensation expense of $3.1 million,  depreciation and amortization of $1.0 million, and changes in the fair value of the warrant liability of $5.4 million. Net changes in our operating assets and liabilities for the year ended December 31, 2019, consisted primarily of a decrease in accounts receivable of $4.9 million primarily due to a payment received from AstraZeneca for its exercise of the Additional Four Target Option, a decrease in deferred revenue of $9.3 million, primarily due to the recognition of revenue related to the Sanofi collaboration arrangement, and a decrease in accrued expenses and other current liabilities of $0.9 million, an increase in prepaid expenses and other assets of $3.1 million primarily due to prepaid clinical costs, offset by an increase in accounts payable of $0.2 million and an increase in other long-term liabilities of $1.1 million.

Net cash used in operating activities for the year ended December 31, 2018 included our net loss of $21.8 million, net cash used in our operating assets and liabilities of $6.6 million and net non‑cash charges of $2.4 million, which included share‑based compensation expense of $1.0 million and depreciation and amortization of $0.7 million, as well as a changes in the fair value of our warrant liability of $0.7 million. Net changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of an increase of $3.6 million in research and development incentives receivable, an increase in accounts receivable of $0.4 million and an increase in prepaid expenses and other assets of $1.6 million, as well as a decrease in accounts payable of $0.2 million and a decrease deferred revenue of $3.9 million due to the recognition of revenue related to the Sanofi collaboration arrangement. These amounts were offset by an increase in accrued expenses and other current liabilities of $2.6 million.

Investing Activities

During the years ended December 31, 2019 and 2018, we used $1.6 million and $1.2 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $58.4 million, primarily consisting of net proceeds of $57.0 million from our IPO, and net proceeds of $1.3 million from our Series B2 convertible preferred shares issued in January 2019.

During the year ended December 31, 2018, net cash provided by financing activities was $25.4 million, consisting of net proceeds of $26.0 million from the sale of our Series B2 convertible preferred shares issued in December 2018 offset by payments of $0.6 million of costs related to our IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

•	continue our development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
•	progress the preclinical and clinical development of BT8009, BT7480 and BT7401;
•	seek to identify and develop additional product candidates;
•	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•

hire and retain additional personnel, such as non‑clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;

•	acquire or in‑license other products and technologies;
•	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and

•

add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company.

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

As of December 31, 2019, we had cash of $92.1 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K.  We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
•	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs;
•	the costs associated with our manufacturing process development and evaluation of third‑party manufacturers and suppliers;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property‑related claims;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
•	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in‑license other product candidates, technologies and intellectual property.
•	the success of our collaborations with AstraZeneca, Oxurion and DDF;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•	the costs of operating as a public company.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, the ownership interests of our existing holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing equity holders. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(in thousands)
Operating lease commitments(1)	$2,099	$879	$1,220	$—	$—
Total	$2,099	$879	$1,220	$—	$—

(1)

Amounts reflect minimum payments due for our office and laboratory space leases. We have one office lease in Cambridge, U.K. under an operating lease that expires in December 2021. We lease laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2022.

In the ordinary course of business, we enter into various agreements with contract research organizations to provide clinical trial services, with contract manufacturing organizations to provide clinical trial materials, and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table of contractual obligations above since the contracts are generally cancelable at any time upon less than 90 days’ prior written notice. We are not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. Under such agreements, we are contractually obligated to make certain minimum payments to the vendors, with the payments in the event of a termination with less than 90 days’ notice based on the timing of the termination and the exact terms of the agreement.

Legal Proceedings

For a discussion of legal matters as of December 31, 2019, see Note 12 “Commitments and Contingencies,” within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Collaboration Revenues

Our revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using our bicyclic peptide screening platform with the goal of identifying compounds for further development and commercialization, (ii) options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees, or (iii) the transfer of intellectual property rights (licenses).

The terms of these arrangements typically include payment to us of one or more of the following: non‑refundable upfront license fees; payments for research and development services; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales‑based milestone payments; and royalties on net sales of future products.

We recognize revenue in accordance with ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all subsequent amendments. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five‑step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations.

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. The promised goods or services in our contracts with customers primarily consist of license rights to our intellectual property for research and development, research and development services, and options to acquire additional research and development services or options to obtain additional licenses, such as a commercialization license for a potential product candidate. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources, and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and whether the required expertise is readily available. In addition, we consider whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises.

We estimate the transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of the potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re‑evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch‑up basis in the period of adjustment.

After determining the transaction price, we allocate it to the identified performance obligations based on the estimated standalone selling prices. We must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction, probabilities of technical and regulatory success and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for each performance obligation.

We then recognize as revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an output or input method.

Licenses of Intellectual Property:  If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non‑refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, such as research and development services and a research license, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

Research and Development Services:  The promises under our collaboration agreements may include research and development services to be performed by us on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts.

Customer Options:  We evaluate customer options to obtain additional items (i.e. additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments:  Our collaboration agreements may include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimate the amounts to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as marketing approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re‑evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch‑up basis, which would affect collaboration revenue and net loss in the period of adjustment.

Royalties:  For sales‑based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales‑based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any sales‑based royalty revenue resulting from our collaboration agreements.

We receive payments from customers based on billing schedules established in each contract. Up‑front payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional, such as when we have a contractual right to payment per the terms of the contract.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre‑determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
•	CMOs in connection with the production of preclinical and clinical trial materials;
•	CROs, investigative sites or other service providers in connection with clinical trials;
•	vendors in connection with preclinical and clinical development activities; and
•	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. As of December 31, 2019, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share‑Based Compensation

We measure share‑based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We record the expense for awards with only service‑based vesting conditions using the straight‑line method and account for forfeitures as they occur.

We have granted awards that include both a service condition, that vests over time, and a performance condition, that will accelerate vesting upon the achievement of a specified collaboration revenue threshold. For equity awards that contain both performance and service conditions, we recognize share‑based compensation expense using an accelerated attribution model over the requisite service period when the achievement of a performance‑based milestone is probable based on the relative satisfaction of the performance condition as of the reporting date.

The fair value of each share option is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of ordinary shares, the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. The assumptions used in computing the fair value of stock option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of share-based awards granted and the amount of share-based compensation recognized in future periods.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered in the future and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

Research and Development Incentives and Receivable

We receive reimbursements of certain research and development expenditures, through our subsidiaries in the United Kingdom, as part of a United Kingdom government’s research and development tax reliefs program. Under the program, a percentage of qualifying research and development expenses incurred by our subsidiaries in the United Kingdom are reimbursed up to 14.5% of the surrenderable losses. We assess our research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, we estimate the reimbursement available to the Company based on available information at the time.

We recognize income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. We record these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, our ongoing tax status, or tax position. The refund is denominated in pounds sterling and, therefore, the receivable is remeasured into U.S. dollars as of each reporting date. The research and development incentives receivable represents an amount due in connection with the above program. We recorded a reduction to research and development expense of $6.7 million, $5.9 million and $2.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Emerging Growth Company Status

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, We will remain an EGC until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2024), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b‑2 under the Exchange Act, which would occur if the market value of our ordinary shares held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an "emerging growth company," we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that has or may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Off‑balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2019, we had cash of $92.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest‑bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short‑term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of December 31, 2019, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.9 million, a foreign exchange gain of $0.3 million and a foreign exchange loss of $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Material Weakness in Our Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we previously identified and disclosed a material weakness in our internal control over financial reporting related to the valuation of our warrant liability. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness was attributable to a deficiency in the design and operating effectiveness of our review of the respective third-party valuation reports. Specifically, the findings relate to our internal control infrastructure that existed as of December 31, 2017, and as of September 30, 2018, where we did not design or implement sufficient processes, controls or other review processes to ensure that the liquidation preferences of our Series A and Series B1 warrants per our articles of association were properly reflected as an input in the valuations during the year ended December 31, 2017 or for the nine month period ended September 30, 2018. As a result, the consolidated financial statements for those periods required restatement.

Remediation of Material Weakness

During the year ended December 31, 2019, we implemented measures designed to improve our internal control over financial reporting to remediate the identified material weakness, including by: formalizing our processes and internal control documentation; strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel to enable the implementation of internal control over financial reporting; and segregating duties amongst accounting and finance personnel. Our management has concluded, based on evidence obtained in validating the design and operating effectiveness of the controls, that the efforts undertaken to enhance the design of our controls would lead to the prevention or detection of a material misstatement of our consolidated financial statements. As such, our management concluded that we have remediated this material weakness as of December 31, 2019.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting.

Other than described in the subsection entitled “Remediation of Material Weakness” above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the sections titled “Board of Directors and Corporate Governance” and “Information About Our Executive Officers” in our Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in the sections titled “Executive Compensation” and “Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the sections titled “Board of Directors and Corporate Governance” and “Transactions with Related Persons” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be included in Proposal 5 in the section titled “Independent Registered Public Account Firm Fees” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K are as follows:

(a)(1) Financial Statements

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished:

Number	Description

3.1

Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

4.1

Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

4.2

Form of American Depositary Receipt (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

4.3

Registration Rights Agreement by and among Bicycle Therapeutics Limited and the Investors listed therein, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on April 26, 2019).

4.4	Description of Securities.

10.1+

Form of Share Option Contract of Bicycle Therapeutics Limited for employees in England (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on April 26, 2019).

10.2+

Form of Share Option Contract of Bicycle Therapeutics Limited for employees in the United States (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on April 26, 2019).

10.3+

Rules of the Bicycle Therapeutics Share Option Plan, as amended on September 12, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on November 7, 2019).

10.4+	Forms of award agreements under the Bicycle Therapeutics Share Option Plan, as amended.

Number	Description

10.5+

2019 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.6+

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.7+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Kevin Lee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on September 30, 2019).

10.8+

Amended and Restated Employment Agreement, dated September 26, 2019, by and between Bicycle Therapeutics Inc. and Lee Kalowski (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on September 30, 2019).

10.9+	Amended and Restated Employment Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Michael Skynner, Ph.D.

10.10+	Amended and Restated Employment Agreement, dated September 26, 2019, by and between Bicycle Therapeutics Inc. and Nicholas Keen, Ph.D.

10.11+	Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd and Nigel Crockett.

10.12+

Form of Deed of Indemnity between the Company and each of its directors (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.13+

Form of Deed of Indemnity between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.14+	Non-employee Director Compensation Policy.

10.15

Contract for the Sale of Leasehold Land with Vacant Possession, by and between Convergence Pharmaceuticals Limited and BicycleRD Limited, dated October 31, 2017, which is pursuant to the Underlease of Ground and First Floor Premises Building 900 Babraham Research Campus Babraham Cambridge, between Imperial College Thinkspace Limited, Convergence Pharmaceuticals Limited and Biogen Idec Limited, dated March 2, 2017 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.16

Lease Agreement, by and between Bicycle Therapeutics Inc. and King 4 Hartwell Place, LLC, dated September 26, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on April 26, 2019).

10.17

Clinical Trial and License Agreement, by and between Bicycle Therapeutics Limited, Cancer Research Technology Limited, and Cancer Research UK, dated December 13, 2016, as amended and restated by the Deed of Amendment on March 31, 2017, as further amended by the Second Deed of Amendment on June 29, 2018 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on April 26, 2019).

Number	Description

10.18††	Discovery Collaboration and License Agreement between BicycleTx Limited and Genentech, Inc., dated February 21, 2020.
21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S‑1 (File No. 333‑231076), filed with the Securities and Exchange Commission on April 26, 2019).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

+     Indicates a management contract or compensatory plan.

†     Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

††    Portions of this Exhibit (indicated with [***]) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

Index to Consolidated Financial Statements of
Bicycle Therapeutics, plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bicycle Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated  financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

March 10, 2020

We have served as the Company's or its predecessor’s auditor since 2010, which includes periods before the Company become subject to SEC reporting requirements.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$92,117	$63,380
Accounts receivable	201	5,021
Prepaid expenses and other current assets	4,884	2,076
Research and development incentives receivable	6,944	6,292
Total current assets	104,146	76,769
Property and equipment, net	2,292	1,818
Operating lease right‑of‑use assets	2,056	—
Other assets	1,700	3,039
Total assets	$110,194	$81,626
Liabilities, convertible preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,949	$1,887
Accrued expenses and other current liabilities	6,144	7,032
Deferred revenue, current portion	728	10
Total current liabilities	8,821	8,929
Warrant liability	—	4,804
Operating lease liabilities	1,251	—
Deferred revenue, net of current portion	4,929	14,625
Other long‑term liabilities	1,995	897
Total liabilities	16,996	29,255
Commitments and contingencies (Note 12)
Series A convertible preferred shares, £0.01 nominal value; no shares and 3,000,001 shares authorized at December 31, 2019 and December 31, 2018, respectively; no shares and 2,800,001 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	41,820
Series B1 convertible preferred shares, £0.01 nominal value: no shares and 4,690,485 shares authorized at December 31, 2019 and December 31, 2018, respectively; no shares and 3,947,198 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	54,621
Series B2 convertible preferred shares, £0.01 nominal value: no shares and 1,403,633 shares authorized at December 31, 2019 and December 31, 2018, respectively; no shares and 1,323,248 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	25,756
Shareholders’ equity (deficit):
Ordinary shares, £0.01 nominal value; 31,995,653 and 15,452,420 shares authorized at December 31, 2019 and December 31, 2018, respectively; 17,993,701 shares issued and outstanding at December 31, 2019; 898,675 shares issued and 814,728 shares outstanding at December 31, 2018	227	10
Additional paid‑in capital	195,056	1,857
Accumulated other comprehensive loss	(1,535)	(1,751)
Accumulated deficit	(100,550)	(69,942)
Total shareholders’ equity (deficit)	93,198	(69,826)
Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$110,194	$81,626

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018	2017
Collaboration revenues	$13,801	$7,136	$2,060
Operating expenses:
Research and development	25,540	20,761	11,866
General and administrative	14,560	8,121	6,407
Total operating expenses	40,100	28,882	18,273
Loss from operations	(26,299)	(21,746)	(16,213)
Other income (expense):
Interest and other income	814	169	50
Other expense, net	(5,377)	(665)	(119)
Total other expense, net	(4,563)	(496)	(69)
Net loss before income tax provision	(30,862)	(22,242)	(16,282)
Benefit from income taxes	(254)	(396)	(23)
Net loss	$(30,608)	$(21,846)	$(16,259)
Net loss attributable to ordinary shareholders	$(30,608)	$(21,846)	$(16,259)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.77)	$(49.78)	$(48.81)
Weighted average ordinary shares outstanding, basic and diluted	11,045,370	438,862	333,125

Comprehensives Loss:
Net loss	$(30,608)	$(21,846)	$(16,259)
Other comprehensive income (loss):
Foreign currency translation adjustment	216	(1,820)	2,355
Total comprehensive loss	$(30,392)	$(23,666)	$(13,904)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share amounts)

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2016	2,800,001	$41,820	—	$—	—	$—	316,215	$4	$323	$(2,286)	$(31,837)	$(33,796)
Issuance of convertible preferred shares, net of issuance costs of $587 and fair value of warrants to subscribe for convertible preferred shares of $3,254	—	—	3,947,198	54,621	—	—	—	—	—	—	—	—
Issuance of restricted share awards	—	—	—	—	—	—	48,480	1	114	—	—	115
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	4,300	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	401	—	—	401
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,355	—	2,355
Net loss	—	—	—	—	—	—	—	—	—	—	(16,259)	(16,259)
Balance at December 31, 2017	2,800,001	41,820	3,947,198	54,621	—	—	368,995	5	838	69	(48,096)	(47,184)
Issuance of convertible preferred shares, net of issuance costs of $327	—	—	—	—	1,323,248	25,756	—	—	—	—	—	—
Issuance of restricted share awards	—	—	—	—	—	—	95,644	1	223	—	—	224
Issuance of ordinary shares in exchange for surrender of vested share options	—	—	—	—	—	—	340,728	4	(4)	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	9,361	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	800	—	—	800
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,820)	—	(1,820)
Net loss	—	—	—	—	—	—	—	—	—	—	(21,846)	(21,846)
Balance at December 31, 2018	2,800,001	41,820	3,947,198	54,621	1,323,248	25,756	814,728	10	1,857	(1,751)	(69,942)	(69,826)
Issuance of convertible preferred shares	—	—	—	—	80,385	1,583	—	—	—	—	—	—
Conversion of convertible preferred shares to ordinary shares	(2,800,001)	(41,820)	(3,947,198)	(54,621)	(1,403,633)	(27,339)	11,647,529	146	123,634	—	—	123,780
Reclassification of warrant liability to additional paid-in capital and exercise of warrants	—	—	—	—	—	—	723,992	9	10,018	—	—	10,027
Issuance of ADSs in initial public offering, net of underwriting discounts, commissions and offering expenses of $8.5 million	—	—	—	—	—	—	4,637,666	59	56,322	—	—	56,381
Issuance of restricted share awards	—	—	—	—	—	—	83,947	2	395	—	—	397
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	85,839	1	142	—	—	143
Share-based compensation expense	—	—	—	—	—	—	—	—	2,688	—	—	2,688
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	—	—	(30,608)	(30,608)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(30,608)	$(21,846)	$(16,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,083	1,023	515
Depreciation and amortization	960	712	332
Change in fair value of warrant liability	5,381	665	119
Changes in operating assets and liabilities:
Accounts receivable	4,909	(400)	—
Non-cash research and development expense	—	—	856
Research and development incentives receivable	(383)	(3,586)	(1,407)
Prepaid expenses and other current assets	(2,723)	(1,329)	(330)
Operating lease right‑of‑use assets	712	—	—
Other assets	(397)	(301)	(1,039)
Accounts payable	220	(169)	67
Accrued expenses and other current liabilities	(852)	2,557	1,267
Lease liabilities	(709)	—	—
Deferred revenue	(9,295)	(3,947)	14,081
Other long-term liabilities	1,089	543	383
Net cash used in operating activities	(28,613)	(26,078)	(1,415)
Cash used in investing activities:
Purchases of property and equipment	(1,555)	(1,186)	(1,113)
Net cash used in investing activities	(1,555)	(1,186)	(1,113)
Cash flows from financing activities:
Proceeds from issuance of series B1 convertible preferred shares, net of issuance costs	—	—	57,875
Proceeds from issuance of series B2 convertible preferred shares, net of issuance costs	1,334	26,005	—
Proceeds from issuance of ADSs in initial public offering, net of issuance costs	56,957	(576)	—
Proceeds from the exercise of share options and sale of ordinary shares	143	1	1
Proceeds from the exercise of warrants	6	—	—
Net cash provided by financing activities	58,440	25,430	57,876
Effect of exchange rate changes on cash	465	(2,449)	2,913
Net increase (decrease) in cash	28,737	(4,283)	58,261
Cash at beginning of period	63,380	67,663	9,402
Cash at end of period	$92,117	$63,380	$67,663
Supplemental disclosure of cash flow information
Cash paid for income taxes	$117	$73	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$891	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$76	$—	$—
Advance billings on deferred revenue included in accounts receivable	$—	$5,045	$—
Series B2 convertible preferred financing costs accrued but not paid	$—	$249	$—
Deferred initial public offering costs accrued but not paid	$—	$1,076	$—
Conversion of convertible preferred shares to ordinary shares upon closing of the initial public offering	$123,780	$—	$—
Reclassification of warrant liability to additional paid-in capital	$10,021	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical‑stage biopharmaceutical company developing a novel and differentiated class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company’s lead product candidate, BT1718, is a Bicycle Toxin Conjugate (“BTC”) that is being developed to target tumors that express Membrane Type 1 matrix metalloprotease. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK. The Company is also evaluating BT5528, a second-generation BTC targeting Ephrin type‑A receptor 2, or EphA2, in a Company-sponsored Phase I/II study and conducting Investigational New Drug application, or IND, ‑enabling activities for BT8009, a BTC targeting Nectin-4. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™). Beyond oncology, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas that include anti‑infective, cardiovascular, ophthalmology and respiratory indications.

The accompanying consolidated financial statements include the accounts of Bicycle Therapeutics plc and its wholly owned subsidiaries, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics Inc. All intercompany balances and transactions have been eliminated on consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Share capital reorganization

In May 2019, the Company’s board of directors and shareholders approved the reorganization of the Company’s share capital by issuing ordinary shares as bonus shares to each holder of ordinary shares on the basis of 1.429 bonus shares for each ordinary share in issue (having the effect of a one for 1.429 share split (without having an impact on the nominal value of the ordinary shares)), which was effected on May 13, 2019. All issued and outstanding share and per share amounts of ordinary shares and share options included in the accompanying consolidated financial statements have been adjusted to reflect this share split for all periods presented. In addition, the number of ordinary shares that will be issued to the holders of the Company’s convertible preferred shares (Note 6) and warrants to subscribe for Series A and Series B1 convertible preferred shares (Note 7) in conjunction with the closing of the initial public offering (“IPO”) has been adjusted accordingly, as well as the number of ordinary shares over which options have been granted.

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

Initial public offering

On May 28, 2019, the Company completed its IPO, pursuant to which it issued and sold 4,333,333 American Depositary Shares (“ADSs”), representing the same number of ordinary shares at a public offering price of $14.00 per ADS. In addition, in June 2019, the Company issued and sold an additional 304,333 ADSs, pursuant to the partial exercise of the underwriters’ option to purchase additional ADSs. The aggregate net proceeds received by the Company from the IPO were $56.4 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $4.0 million. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred shares automatically converted into 11,647,529 ordinary shares, on a 1:1.429 basis. In addition, warrants to subscribe for Series A and Series B1 convertible preferred shares that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the consolidated balance sheet.

2017 Reorganization

Prior to December 2017, the development of Bicycles was conducted by Bicycle Therapeutics Limited (for the purpose of the 2017 Reorganization referred to as “BTL OldCo.”), a limited liability company incorporated in England and Wales on July 13, 2009, and its wholly‑owned U.S. subsidiary, Bicycle Therapeutics Inc., which was incorporated in Delaware in April 2016. During 2017, the Company entered into a series of transactions to effect a reorganization, and created a new holding company to facilitate its ability to pursue an IPO, Bicycle Therapeutics Limited (for the purpose of the 2017 Reorganization referred to as “BTL NewCo.”). These transactions are collectively referred to as the 2017 Reorganization. The 2017 Reorganization was enacted through a share‑for‑share exchange pursuant to which the shareholders of BTL OldCo. exchanged their shares for equivalent shares of BTL NewCo.  Thereafter, BTL OldCo. transferred the entire issued share capital in Bicycle Therapeutics Inc. to BTL NewCo. and certain of its assets, including all employees, were transferred to BicycleTx Limited, a newly created subsidiary of BTL NewCo. The 2017 Reorganization was accounted for as a transaction of entities under common control. Upon completion of the 2017 Reorganization, the historical consolidated financial statements of BTL OldCo. became the historical consolidated financial statements of the Company, which had nominal assets and liabilities and had not conducted any operations other than the actions incidental to the share exchange and its incorporation. The Company concluded that the reorganization resulted in no change in the material rights and preferences of each respective class of equity interests and no change in the fair value of each respective class of equity interests before and after the reorganization.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from sales of convertible preferred shares (Note 6) and proceeds received from its collaboration arrangements (Note 10) and most recently, with proceeds from the IPO completed in May 2019.  The Company has incurred recurring losses since inception, including net losses of $30.6 million for the year ended December 31, 2019, $21.8 million for the year ended December 31, 2018 and $16.3 million for the year ended December 31, 2017. As of December 31, 2019, the Company had an accumulated deficit of $100.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 10, 2020, the issuance date of the annual consolidated financial statements for the year ended December 31, 2019, the Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of the annual consolidated financial statements.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. Accordingly, the Company will need to obtain additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, revenue recognition, the fair value of ordinary shares and the valuation of the warrant liability prior to the Company’s IPO, share-based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market‑specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. On June 1, 2019, Bicycle Therapeutics plc adopted the U.S. dollar as its functional currency. Bicycle Therapeutics plc is a holding company that has no operating activities and its primary functions are to serve as a financing vehicle to fund the operations of the Company’s operating entities, to serve as the listing company needed to access U.S. capital markets, and to hold investments. Therefore, its financing source is the primary indicator of its cash flows and its functional currency. The change in functional currency from the British Pound Sterling is due to a change in the source of Bicycle Therapeutics plc’s financing and cash flows, which following the completion of the IPO is now primarily the U.S. Dollar (“USD”). Historically its financing had been in British Pound Sterling.

The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc. is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non‑monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange gain of $0.9 million, a foreign exchange gain of $0.3 million and a foreign exchange loss of $0.6 million and for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company translates the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred shares and shareholders’ equity (deficit) as a component of accumulated other comprehensive loss.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. The Company does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounts receivable primarily consist of amounts due under the collaboration agreements between BicycleTx Limited and AstraZeneca AB (“AstraZeneca”) and Sanofi (formerly Bioverativ) and between BicycleRD Limited and Oxurion NV. (“Oxurion”), formerly ThromboGenics NV. (Note 10), for which the Company does not obtain collateral. As of December 31, 2019, the Company’s revenue to date has primarily been generated from the collaboration agreements with AstraZeneca, Sanofi, the Dementia Discovery Fund and Oxurion.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2019 and 2018.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write‑offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2019 and 2018.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third‑party fees that are directly associated with in‑process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in‑process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight‑line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Laboratory equipment	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life
Computer equipment	3 years
Furniture and office equipment	5 years

Costs for capital assets not yet placed into service are capitalized as construction‑in‑progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2019 and 2018, there have been no significant asset retirements to date. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long‑lived assets

Long‑lived assets consist of property and equipment. Long‑lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long‑lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long‑lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long‑lived assets.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Prior to the IPO, the Company’s warrant liability was carried at fair value, determined according to the fair value hierarchy described above (Note 3). The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short‑term nature of these assets and liabilities.

Warrant liability

Prior to the IPO, the Company classified warrants to subscribe for Series A and Series B1 convertible preferred shares (Note 6) as a liability on its consolidated balance sheets as these warrants to subscribe for Series A and Series B1 convertible preferred shares were free‑standing financial instruments that might have required the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of the warrants’ issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, warrants to subscribe for Series A and Series B1 convertible preferred shares that were not exercised or expired in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28,

2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the consolidated balance sheet.

Segment and geographic information

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and its chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manages its business as a single operating segment, which is developing a unique class of chemically synthesized medicines based on its proprietary constrained peptides.

The Company operates in two geographic regions: the United Kingdom and the United States.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right‑of‑use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheet. The Company has not entered into any financing leases.

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

Revenue recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using the Company’s bicyclic peptide screening platform with the goal of identifying compounds for further development and commercialization, (ii) options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees, or (iii) the transfer of intellectual property rights (licenses).

The terms of these arrangements typically include payment to the Company of one or more of the following: non‑refundable, upfront license fees; payments for research and development services; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales‑based milestone payments; and royalties on net sales of future products.

The Company recognizes revenue in accordance with ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all subsequent amendments. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five‑step model to contracts when it is probable that the entity will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. The promised goods or services in the Company’s contracts with customers primarily consist of license rights to the Company’s intellectual property for research and development, research and development services, options to acquire additional research and development services, and options to obtain additional licenses, such as a commercialization license for a potential product candidate. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources, and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and whether the required expertise is readily available. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises.

The Company estimates the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re‑evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch‑up basis in the period of adjustment.

After the transaction price is determined it is allocated to the identified performance obligations based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction, probabilities of technical and regulatory success and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

The Company then recognizes as revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an input method.

Licenses of intellectual property:  If a license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non‑refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, such as research and development services and a research license, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

Research and Development Services:  The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts.

Customer Options:  The Company evaluates the customer options to obtain additional items (i.e. additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future services include a material right, they are accounted for as performance obligations. The Company determines an estimated standalone selling price of any material rights for the purpose of allocating the transaction price. The Company considers factors such as the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone payments:  The Company’s collaboration agreements may include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re‑evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch‑up basis, which would affect collaboration revenue and net loss in the period of adjustment.

Royalties:  For sales‑based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales‑based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales‑based royalty revenue resulting from the Company’s collaboration agreements.

The Company receives payments from customers based on billing schedules established in each contract. Up‑front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional, such as when the Company has a contractual right to payment per the terms of the contract.

For a complete discussion of accounting for collaboration revenues, see Note 10, “Significant Agreements”

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes government grant funding in the consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case‑by‑case basis. For the year ended December 31, 2019, the Company recognized $0.6 million, as a reduction of research and development expense related to government grant arrangements. There were no grant proceeds recognized for the years ended December 31, 2018 or 2017.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share‑based compensation and benefits, travel, facilities costs, materials and laboratory supplies, and external costs of outside vendors engaged to conduct preclinical development, clinical development activities, as well as to manufacture clinical trial materials. Facilities costs primarily include the allocation of rent, utilities, and depreciation.

Non‑refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized until the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

Research and manufacturing contract costs and accruals

The Company has entered into various research and development and manufacturing contracts, including contracts with respect to preclinical studies and clinical trials, with companies both inside and outside of the United States. These agreements are generally cancelable with 90 days or less notice, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the research and development and manufacturing activities, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Research and development incentives and receivable

The Company, through its subsidiaries in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred by the Company’s subsidiaries in the United Kingdom for a tax credit of up to 14.5% of the surrenderable losses.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $6.7 million, $5.9 million and $2.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Patent costs

All patent‑related costs incurred in connection with preparing, filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Share‑based compensation

The Company measures all equity awards granted to employees and directors based on the fair value on the date of grant. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with only service‑based vesting conditions using the straight‑line method. The Company accounts for forfeitures as they occur.

The Company has granted awards with both a service condition that vest over time and a performance condition that will accelerate vesting upon the achievement of a specified collaboration revenue threshold. For equity awards that contain both performance and service conditions, the Company recognizes share‑based compensation expense using an accelerated attribution model over the requisite service period when the achievement of a performance‑based milestone is probable based on the relative satisfaction of the performance condition as of the reporting date.

For share‑based awards granted to non‑employee consultants, the measurement date for non-employee awards is the date of grant. The compensation expense is then recognized over the requisite service period, which is the vesting period of the respective award, without subsequent changes in the fair value of the award.

The fair value of each restricted ordinary share award is based on the fair value of the Company’s ordinary shares, less any applicable purchase price. The fair value of each share option is estimated using the Black‑Scholes option‑pricing model, which requires inputs based on certain subjective assumptions, including the fair value of ordinary shares, the expected share price volatility, the expected term of the award, the risk‑free interest rate, and expected dividends.

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. Given the absence of an active market for the Company’s ordinary shares, the board of directors determined the estimated fair value of the Company’s equity instruments based on input from management which utilized the most recently available independent third‑party valuation, and considering a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector. The third party valuation reports performed utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately‑Held Company Equity Securities Issued as Compensation, to estimate the fair value of its ordinary shares. Each valuation methodology includes estimates and assumptions that require judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s ordinary shares at each grant date, including the following: (1) prices paid for the Company’s convertible preferred shares, which the Company had sold to outside investors in arm’s‑length transactions, and the rights, preferences, and privileges of the Company’s convertible preferred shares and ordinary shares; (2) the Company’s stage of development; (3) the fact that the grants of share‑based awards involved illiquid securities in a private company; and (4) the likelihood of achieving a liquidity event for the ordinary shares underlying the share‑based awards, such as an IPO or sale of the Company, given prevailing market conditions.

Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its share‑based awards. The Company uses the remaining contractual term for the expected life of non‑employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on ordinary shares.

The Company classifies share‑based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation as a component of other comprehensive loss in the consolidated statements of operations and comprehensive loss.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings as general and administrative expense within the consolidated statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two‑step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more‑likely‑than‑not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that will more likely than not be realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net loss per share

The Company follows the two‑class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two‑class method determines net loss per share for each class of ordinary and preferred securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to ordinary shareholders for the period to be allocated between ordinary and preferred securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to ordinary shareholders is computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net loss attributable to ordinary shareholders is computed by adjusting net loss attributable to ordinary shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to ordinary shareholders is computed by dividing the diluted net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares assuming the dilutive effect of ordinary share equivalents.

Prior to the Company’s IPO, convertible preferred shares contractually entitled the holders of such shares to participate in dividends but contractually do not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such preferred securities. In periods in which the Company reported a net loss attributable to ordinary shareholders, diluted net loss per share attributable to ordinary shareholders is the same as basic net loss per share attributable to ordinary shareholders, since dilutive ordinary shares are not assumed to have been issued if their effect is anti‑dilutive.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases (“ASC 840”). ASU 2016‑02 requires lessees to recognize most leases on their balance sheet as a right‑of‑use asset and a lease liability. The lease liability is equal to the present value of lease payments and the right‑of‑use asset is based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight‑line expense (similar to current accounting by lessees for operating leases under ASC 840). In July 2018, the FASB issued ASU No. 2018‑11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative‑effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted the new standard on January 1, 2019 by applying the new lease requirements at the adoption date without restating prior periods. In connection with the adoption of ASU 2016‑02 the Company recorded an impact of approximately $2.7 million on its consolidated balance sheet to record right‑of‑use‑assets and $2.6 million to record lease liabilities on January 1, 2019, which are primarily related to the lease of the Company’s corporate headquarters in the U.K. and the lease of its office and laboratory space in Lexington, Massachusetts. The adoption of ASU 2016‑02 did not have a material impact on the Company’s results of operations or cash flows.

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

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company early adopted this standard, as of April 1, 2019, on a prospective basis for applicable implementation costs. The adoption of this standard would not have had a material impact to historical accounting periods. The Company capitalized approximately $0.1 million of implementation cost for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes,” intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this standard on our financial condition and results of operations.

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

3. Fair value of financial assets and liabilities

The warrant liability for warrants to subscribe for convertible preferred shares was initially recorded at fair value upon the date of the warrants’ issuance and was subsequently remeasured to fair value at each reporting date (Note 7). Upon the closing of the IPO on May 28, 2019, warrants that were not exercised or expired in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and met the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the outstanding warrant liability to additional paid-in-capital in the consolidated balance sheet. As such, there is no warrant liability at December 31, 2019.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement
	as of December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$4,804	$4,804
	$—	$—	$4,804	$4,804

During the years ended December 31, 2019 and 2018, there were no transfers between levels.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$4,326	$3,356
Leasehold improvements	300	75
Computer equipment and software	229	221
Furniture and office equipment	120	99
	4,975	3,751
Less: Accumulated depreciation and amortization	(2,683)	(1,933)
	$2,292	$1,818

Depreciation expense was $1.0 million, $0.7 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued employee compensation and benefits	$2,514	$1,610
Accrued external research and development expenses	2,055	3,814
Income taxes payable	1	15
Accrued professional fees	867	1,494
Current portion of operating lease liabilities	640	—
Other	67	99
	$6,144	$7,032

6. Convertible preferred shares

The Company has issued Series A convertible preferred shares (“Series A Preferred Shares”), Series B1 convertible preferred shares (“Series B1 Preferred Shares”), and Series B2 convertible preferred shares (“Series B2 Preferred Shares”) (collectively the “Preferred Shares”).

On May 26, 2017 the Company completed the issue of 3,562,583 Series B1 Preferred Shares at a price per share of £11.2278, for gross cash proceeds of $51.9 million. In addition, on October 27, 2017, an additional unaffiliated investor subscribed for a further 384,615 Series B1 Preferred Shares at a price per share of £13, for gross cash proceeds of $6.6 million. These two transactions are collectively referred to as “the Series B1 Financing”. In conjunction with the Series B1 Financing, the Company also issued warrants to subscribe for 743,287 Series B1 Preferred Shares to the subscribers of the Series B1 Preferred Shares (Note 7). The Company allocated a portion of the proceeds equal to the fair value of the warrants at the date of grant to the warrant liability, and the remaining amount was allocated to the Series B1 Preferred Shares.

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

7. Warrant liability

On May 26, 2017, the Company issued 200,000 warrants to subscribe for Series A Preferred Shares at £0.01 each, which are exercisable at any time after May 26, 2017 provided that they have not otherwise lapsed in accordance with their terms. The warrants to subscribe for Series A Preferred Shares expire upon the earlier of (i) 10 years from their issuance date, or (ii) upon an IPO or exit unless an exercise delay notice is provided by the Series A warrant holder, in which case they will expire 12 months following an IPO or exit. On May 28, 2019, in conjunction with the completion of the IPO, 120,000 warrants to subscribe for Series A Preferred Shares were exercised for 171,480 ordinary shares. The holders of the remaining 80,000 warrants provided the Company with an exercise delay notice, which are exercisable into 114,320 ordinary shares following the completion of the IPO, as adjusted for the impact of the Share Capital Reorganization (Note 1). As of December 31, 2019, 65,000 warrants are outstanding, which are exercisable into 92,885 ordinary shares.

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

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire. The Company assessed this event as a modification to the terms of the Series B1 warrants and, remeasured the warrant liability immediately before and immediately after the modification, which resulted in an incremental change in fair value of $0.1 million, which is included in other expense for the year ended December 31, 2019. On May 28, 2019, in conjunction with the completion of the IPO, all Series B1 Preferred share warrants were exercised for 531,077 ordinary shares, as adjusted for the impact of the Share Capital Reorganization (Note 1).

Prior to the completion of the IPO, the warrants to subscribe for Series A and Series B1 Preferred Shares were recorded as a liability and remeasured to fair value at each reporting date (Note 3). Changes in the fair value of the warrant liability were recognized as other expense, net in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’

equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the consolidated balance sheet.

The following table provides a roll-forward of the fair values of the Company’s warrant liability for which fair value was determined by Level 3 inputs (in thousands):

Warrant
Liability
Fair value at December 31, 2018	$4,804
Change in fair value of warrant liability recorded as other expense	5,381
Conversion of warrant liability to equity upon closing of IPO and exercise of warrants	(10,021)
Impact of exchange rates on translation of warrant liability to USD included in accumulated other comprehensive income (loss)	(164)
Fair value at December 31, 2019	$—

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

	Remeasurement upon closing
	of the IPO on May 28, 2019		December 31, 2018
	Series A	Series B1	Series A	Series B1
	Warrants	Warrants	Warrants	Warrants (1)
Risk-free rate	2.2%	2.1%	2.6%	2.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (years)	8.0	5.8	8.4	6.25
Expected volatility	74.7%	78.2%	75.4%	79.6%
Exercise price	£0.01	£0.01	£0.01	£0.01
Fair value of preferred shares or ordinary shares underlying the warrant	$12.28	$12.28	$8.61	$4.15

(1)

The fair value of the Series B1 preferred shares underlying the warrants to purchase Series B1 preferred shares at December 31, 2018 includes a 50% probability that the warrants will be not be exercisable prior to the IPO, based on their contractual terms.

8. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. As of December 31, 2019 and 2018, the Company has not declared any dividends.

As of December 31, 2019 and 2018, the Company’s authorized capital share consisted of 31,995,653 and 15,452,420 ordinary shares, respectively, with a nominal value of £0.01 per share.

9. Share‑based compensation

Employee incentive pool

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Share Option Plan (the “2019 Plan”), which became effective in conjunction with the IPO. In September 2019, the Compensation Committee of the Company’s Board of Directors approved immaterial clarifying amendments to the 2019 Plan which did not have an impact to the consolidated financial statements.  The 2019 Plan provides for the grant of options to purchase ordinary shares and other share-based awards to officers, employees, directors and other key persons (including consultants).

The Company has initially reserved 2,470,583 ordinary shares for future issuance under the 2019 Plan. The number of ordinary shares reserved for issuance of the 2019 Plan will automatically increase on the first day of January, commencing on January 1, 2020, in an amount equal to 4% of the total number of ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors, subject to adjustment in the event of a share split, share dividend or other change in capitalization. As of December 31, 2019, there were 872,646 shares available for issuance under the 2019 Plan. The number of shares reserved for issuance under the 2019 Plan was increased by 719,748 shares effective January 1, 2020.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. Each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of December 31, 2019, there have been no offering periods to employees under ESPP.

Share‑based compensation

The Company recorded share‑based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Research and development expenses	$1,286	$513	$241
General and administrative expenses	1,797	510	274
	$3,083	$1,023	$515

Share options

The following table summarizes the Company’s option activity since December 31, 2018:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	863,712	$1.01	8.75	$3,292
Granted	2,134,538	12.01	—	—
Exercised	(85,839)	1.67	—	—
Forfeited	(278,065)	4.21	—	—
Outstanding as of December 31, 2019	2,634,346	$9.57	9.04	$6,107
Vested and expected to vest as of December 31, 2019	2,634,346	$9.57	9.04	$6,107
Options exercisable as of December 31, 2019	647,901	$6.81	8.49	$2,868

The weighted average grant‑date fair value of share options granted during the years ended December 31, 2019, 2018 and 2017 was $6.07 per share, $3.73 per share and $1.78 per share, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded share‑based compensation expense for share options granted of $2.7 million, $0.8 million and $0.4 million, respectively. Expense for non‑employee consultants for the years ended December 31, 2019, 2018 and 2017, was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $23,000 and $7,000 respectively.

During the year ended December 31, 2019, 2018 and 2017, the Company granted certain performance based vesting options for the purchase of an aggregate of zero,  70,875 and 678,610 ordinary shares, respectively, for which 20% of the award vests upon the first anniversary of the vesting start date, 60% vests thereafter in 36 equal monthly installments, and 20% on the earlier of the fourth anniversary of the vesting start date, or the achievement of a specified revenue threshold from the Company’s collaboration arrangements. In May 2018, the Company determined that the performance condition became probable of achievement and recorded a cumulative catch‑up to reflect the expense as if the vesting condition was probable of achievement at the time of the grant of the award. The Company recorded expense of $0.1 million, $0.7 million and $0.3 million, during the year ended December 31, 2019, 2018 and 2017, respectively, related to these awards, which includes the acceleration of vesting expense.

The following table presents, on a weighted average basis, the assumptions used in the Black‑Scholes option‑pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2019	2018	2017
Risk-free interest rate	2.1%	2.7%	2.0%
Expected volatility	77.9%	78.6%	79.7%
Expected dividend yield	—	—	—
Expected term (in years)	5.86	6.07	6.07

As of December 31, 2019, total unrecognized compensation expense related to the unvested employee and director share‑based awards was $10.6 million, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted shares

The Company has granted restricted shares with service‑based vesting conditions. Shares of unvested restricted shares may not be sold or transferred by the holder. These restrictions lapse according to the time‑based vesting conditions of each award. These restricted shares are subject to repurchase rights, for aggregate consideration of £1. Accordingly, the Company has recorded the proceeds from the issuance of restricted shares as a liability in the consolidated balance sheets included as a component of accrued expenses and other current liabilities. The restricted share liability is reclassified into shareholders’ (deficit) equity as the restricted shares vest.

The following table summarizes the Company’s restricted ordinary share award activity since December 31, 2018:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested restricted ordinary shares as of December 31, 2018	83,947	$1.93
Issued	—	—
Forfeited	—	—
Vested	(83,947)	1.93
Unvested restricted ordinary shares as of December 31, 2019	—	$—

In conjunction with the IPO in May 2019, the board of directors modified the vesting terms to accelerate vesting for all then unvested restricted shares.  As a result, the Company recorded $0.2 million of expense upon the modification of the restricted shares during the year ended December 31, 2019.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded share-based compensation of $0.4 million, $0.2 million, and $0.1 million, respectively, for unvested restricted shares granted.

The fair value of employee restricted share awards vested during the years ended December 31, 2019, 2018 and 2017, based on estimated fair values of the ordinary shares underlying the restricted share awards on the day of vesting, was $0.7 million, $0.2 million and $0.1 million, respectively.

As of December 31, 2019,  there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

10. Significant Agreements

For the years ended December 31, 2019, 2018 and 2017, the Company had collaboration agreements with AstraZeneca, Sanofi, (formerly Bioverativ), Oxurion (formerly ThromboGenics) and the Dementia Discovery Fund. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Collaboration revenues
AstraZeneca	$1,683	$1,386	$890
Sanofi	10,724	4,007	355
Oxurion	—	1,743	815
Dementia Discovery Fund	394	—	—
Material transfer agreement	1,000	—	—
Total collaboration revenues	$13,801	$7,136	$2,060

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

Under the terms of the AstraZeneca Collaboration Agreement, the Company granted to AstraZeneca, for each research program, a right and license (with the right to sublicense) certain background and platform intellectual property, for the duration of the applicable Research Term, to the extent necessary or useful for AstraZeneca to conduct the activities assigned to it in the applicable research plan, but for no other purpose.

The activities under the AstraZeneca Collaboration Agreement are governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and AstraZeneca. The JSC oversees and reviews each research program. Among other responsibilities, the JSC monitors and reports on research progress and ensure open and frequent exchange between the parties regarding research program activities.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Target One and Target Two Research License and Related Services is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin what would be expected to be realized under similar contracts. The transaction price allocated to each performance obligation was initially $0.6 million.

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

For the years ended December 31, 2019, 2018 and 2017 the Company recognized $0.2 million, $1.0 million, and $0.9 million, respectively, of collaboration revenue related to the Target One and Target Two Research License and Related Services for its Collaboration Agreement with AstraZeneca. As of December 31, 2019 and 2018, the Company recorded zero deferred revenue, and $8,000 of deferred revenue, respectively, in connection with the 2016 AstraZeneca Collaboration Agreement.

May 2018 AstraZeneca Option Exercise — Additional Four Targets

Under the AstraZeneca Collaboration Agreement, AstraZeneca was granted an option to nominate up to four additional targets at any point up to the second anniversary of the agreement (“Additional Four Target Option”). In May 2018, AstraZeneca made an irrevocable election to exercise the Additional Four Target Option. As a result, AstraZeneca is entitled to obtain research and development services with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million to be paid by AstraZeneca to the Company in January 2019. AstraZeneca is obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. Payment is made quarterly in advance of services being provided. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate, after which AstraZeneca would be required to fund development and commercialization costs, and to pay regulatory and commercial milestone payments and royalties to the Company as for the other products developed under the AstraZeneca Collaboration Agreement.

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

The Company concluded that the fourth, fifth and sixth targets available for selection are options. Upon exercise, AstraZeneca will obtain a research license and the related research and development services and an option to a development and exploitation license. The Company has concluded that the research services option, including the underlying development and exploitation license options related to each respective target results in a material right as the option exercise fee related to the development and exploitation license contains a discount that AstraZeneca would not have otherwise received.

The research license and the related research and development services related to the fourth, fifth and sixth targets are not performance obligations, as they are optional services that will be performed if AstraZeneca selects additional targets and they reflect their standalone selling prices and do not provide the customer with material rights. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

The total transaction price was initially determined to be $5.7 million, consisting of the $5.0 million option exercise fee and research and development funding of an estimated $0.7 million. The research and development funding is being provided based on the costs that are incurred to conduct the research and development services. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. Additional consideration to be paid to the Company upon the exercise of the license options by AstraZeneca or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the license option exercise or are outside of the initial contact term.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for each Research License and Related Services obligation is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees AstraZeneca would pay to exercise the license options, the estimated value of the License Option using comparable transactions, and the probability that (i) AstraZeneca would opt into the target development, and (ii) the license options would be exercised by AstraZeneca. Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Target Three Research License and Related Services	$650
Target 3 Material Right	1,504
Target 4 Material Right	1,204
Target 5 Material Right	1,165
Target 6 Material Right	1,127
$5,650

The Company will recognize revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input‑based measurements of total full‑time equivalent effort incurred to date as a percentage of total full‑time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. During the year ended December 31, 2019, the Company commenced research and development services related to the fourth and fifth targets.

For the year ended December 31, 2019, 2018 and 2017, the Company recognized $1.5 million, $0.4 million, and zero, respectively, of revenue related to the Target Three Research License and Related Service, and research and development services for the fourth target and fifth target related to the May 2018 AstraZeneca Option Exercise. As of

December 31, 2019 and 2018, the Company recorded $4.9 million and $4.7 million, respectively, of deferred revenue in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

Sanofi Collaboration Agreement (formerly Bioverativ)

Summary of Agreement

In August 2017, the Company entered into a Collaboration Agreement with Bioverativ Inc., which was acquired by Sanofi in March 2018 (“Sanofi”).  Under the collaboration agreement with Sanofi (the “Sanofi Collaboration Agreement”), the Company was obligated to provide research and development services focused on up to three collaboration programs; (i) Sickle cell disease, (ii) Hemophilia, and (iii) and a third program (“Program 3”), which is an optional program, to be defined. The Company used its bicyclic peptide screening platform to perform research and development services for the programs and Sanofi had the ability to select a collaboration product for each program and obtain a license to develop and exploit the selected collaboration product for an additional option fee.

Under the Sanofi Collaboration Agreement, the Company was obligated to perform research activities on the initial two named collaboration programs, under mutually agreed upon research plans. The research and development services for each program consist of two stages. The first was an initial stage of screening for high affinity binders and affinity maturation of such binders to identify lead compounds led by the Company (the “BV Bicycle Research Term”). Upon the conclusion of the BV Bicycle Research Term, Sanofi could, at is sole discretion, select a certain number of collaboration compounds to move forward into the Joint Research Term. Upon selection of the collaboration compounds, Sanofi was required to pay an option fee. During the Joint Research Term, the Company and Sanofi would jointly conduct research and development activities which included lead optimization of lead compounds, in preparation for lead collaboration product nomination (“Joint Research Term”). Sanofi could, at its sole discretion, approve any compound to be progressed into drug development and upon the selection of each collaboration product candidate, Sanofi was obligated to pay $5.0 million as an option fee, in order to obtain worldwide development and exploitation rights for that collaboration product.

Each research program had an initial period of three years (the “Research Term”) unless a program was abandoned by Sanofi or extended for up to one year. The first year of each Research Term was the BV Bicycle Research Term and the remaining part of the Research Term, including any extensions of the Research Term, was the Joint Research Term.

Under the terms of the Sanofi Collaboration Agreement, the Company granted to Sanofi, for each collaboration program, a non‑exclusive, sublicensable (through multiple tiers), worldwide license under certain intellectual property of the Company to conduct the activities assigned to Sanofi in the applicable research plan for the duration of the applicable Research Term, but for no other purpose.

The activities under the Sanofi Collaboration Agreement were governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Sanofi. The JSC oversaw, reviewed and recommend direction of each collaboration program and variations of or modifications to the research plans.

Under the terms of the Sanofi Collaboration Agreement, the Company received a $10.0 million up‑front cash payment. Additionally, prior to the initiation of the research plan for each collaboration program, Sanofi made a non‑refundable payment of $1.4 million for the Sickle cell program and $2.8 million for the Hemophilia program as payment for the Company’s services during the BV Bicycle Research Term. During the Joint Research Term, Sanofi was obligated to fund a minimum of two FTE’s based on an agreed upon FTE reimbursement rate and fund certain external costs incurred by the Company. Sanofi had the option to obtain development and commercialization licenses associated with each designated collaboration product candidate in return for a fee of $5.0 million per drug candidate. In addition, Sanofi was required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, for each collaboration program, the Company was eligible to receive between $47.5 million and $67.0 million in development milestone payments for the Sickle Cell and Hemophilia programs, respectively, and up to $104.0 million in regulatory milestone payments for each program. In addition, the Company was eligible for up to $55.0 million in commercial milestone payments, on a research program by research program basis. Development milestone payments were triggered upon initiation of a defined phase of clinical research for a collaboration product. Regulatory milestone payments were triggered upon approval to market a product candidate by the FDA or other global regulatory authorities. Commercial milestone payments were triggered when an approved collaboration product reaches certain defined levels of net sales by the licensee. In addition, to the extent any of the collaboration products covered by the licenses conveyed to Sanofi were commercialized, the Company would be entitled to receive tiered royalty payments of mid‑single digits to low double digits based on a percentage of net sales. Royalty payments were subject to certain reductions, including for instances where Sanofi faces generic competition in certain countries.

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

Either party could terminate the Sanofi Collaboration Agreement if the other party had materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. Either party could terminate the Sanofi Collaboration Agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. Sanofi could terminate the Sanofi Collaboration Agreement, entirely or on a program by program, licensed product by licensed product or country by country basis, for convenience upon not less than 30 days prior written notice to the Company.

Accounting Analysis

The Company identified the following four performance obligations associated with the Sanofi Collaboration Agreement:

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

The Company concluded that the option to obtain screening services on the additional Program 3 target was not a material right, as the option did not provide a discount that Sanofi otherwise would not have received. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract. Research license and the related research and development services related to the Joint Research Term were not performance obligations at the inception of the arrangement, as they were optional services to be performed if Sanofi selected collaboration compounds for lead optimization. The amount paid by Sanofi for the services during the Joint Research Team did not reflect a discount that the customer would otherwise receive and did not provide the customer with material rights.

The total transaction price was initially determined to be $14.2 million, consisting of the $10.0 million upfront payment and non‑refundable research and development funding of $4.2 million. The Company could receive reimbursement of FTE costs and external costs associated with work under the Joint Research Term, milestone payments during the Joint Research Term, as well as upon exercise of the license options. These variable amounts were excluded from the transaction price as they related to fees and milestones that could only be achieved subsequent to the exercise of an option.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Research License and Related Services was primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Sanofi would pay to exercise the license options, the estimated value of the license option using comparable transactions, and the probability that the license options would be exercised by Sanofi. Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Sickle Cell Research License and Related Services	$1,405
Hemophilia Research License and Related Services	2,811
Sickle Cell License Option Material Right	5,286
Hemophilia License Option Material Right	4,698
$14,200

The Company recognized revenue related to amounts allocated to the Sickle Cell and Hemophilia Research License and Related Services obligations as the underlying services were performed using a proportional performance model, over the period of service using input‑based measurements of total full‑time equivalent effort incurred to date as a percentage of total full‑time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue, and the Company commenced revenue recognition when the underlying option was exercised or upon expiry of the option.

During the year ended December 31, 2019, Sanofi extended the research and development services on both programs. The arrangement consideration increased to $14.9 million. On March 28, 2019, Sanofi notified the Company that it would not exercise the Sickle Cell License Option. In addition, the collaboration with Sanofi was terminated effective October 23, 2019. As a result, deferred revenue related to amounts allocated to the Sickle Cell License Option Material Right of $5.3 million and the Hemophilia License Option Material Right of $4.7 were recognized during the year ended December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $10.7 million, $4.0 million and $0.4 million, respectively, of collaboration revenue related to its collaboration with Sanofi. As of December 31, 2019 and 2018, the Company recorded deferred revenue of zero and $9.9 million, respectively, related to its collaboration with Sanofi, respectively.

Oxurion Collaboration Agreement

Summary of Agreement

In August 2013, the Company entered into a Research Collaboration and License Agreement (the “Oxurion Collaboration Agreement”) with Oxurion. Under the Oxurion Collaboration Agreement, the Company is responsible for identifying Bicycle peptides related to the collaboration target, plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by the Company.

Under the Oxurion Collaboration Agreement, the Company is obligated to perform specified research activities in accordance with the research plan, which includes two stages. Stage I, now completed, focused on the screening of targets using the Company’s Bicycle peptide discovery platform with the goal of identifying compounds that meet the criteria set by the parties, and Stage II, now underway, during which Oxurion has continued research activities on selected Bicycle peptides with the goal of identifying compounds for further development and commercialization. The Company is not obligated or expected to perform any research services during Stage II of the research plan.

The Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion Collaboration Agreement provided for an upfront payment of €1.0 million and potential additional R&D funding, at an agreed upon FTE rate, should the research effort require more than one FTE or the research plan be amended or extended by Oxurion. In addition, Oxurion is required to make certain milestone payments to the Company upon the achievement of specified research, development, regulatory and commercial events. More specifically, for each collaboration program, the Company is eligible to receive up to €8.3 million in research and development milestones of which €1.8 million has been received as of December 31, 2019. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or EU for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid‑single digits based on a percentage of net sales. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from Oxurion.

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

In November 2017, the parties executed the First Deed of Amendment to the Oxurion Collaboration Agreement (“First Amendment”). The First Amendment confirms that THR‑149 has been selected as a development compound under the Oxurion Collaboration Agreement. The First Amendment provided for additional research services to be performed by the Company related to the identification of two additional compounds for Oxurion, in its discretion, to select as development compounds. As for the work under the Oxurion Collaboration Agreement, the Company will perform the work under Stage I of the research plan which will be funded at a specified FTE rate, plus any direct out of pocket expenses, and Oxurion will be responsible for Stage II research and any development after the selection of a development compound. Additional milestones and royalties were added for the potential additional licensed compounds, consistent with those of the initial Oxurion Collaboration Agreement. The Company is not obligated or expected to perform any research services during Stage II of the research plan.

Accounting Analysis

Under the Oxurion Collaboration Agreement, all licenses were granted and research services to be provided by the Company were fully completed and revenue associated with those obligations was fully recognized prior to January 1, 2016. Under the First Amendment, the Company has identified a single performance obligation associated with the performance of research services associated with Stage I of the research plan for which the Company will be reimbursed for its services at a specified FTE reimbursement rate plus out of pocket costs which will be recognized on a proportional performance basis as the associated FTE efforts and costs are incurred, which best reflects the progress towards satisfaction of the performance obligation. None of the unpaid development or regulatory milestones have been included in the transaction price, as all milestone are not considered probable at December 31, 2019 and December 31, 2018.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized zero,  $1.7 million and $0.8 million, respectively, of revenue related to its agreements with Oxurion. As of December 31, 2018, the research services under the First Amendment were complete. The revenue recognized for the years ended December 2019, 2018 and 2017 includes zero,  $1.2 million and $0.8 million, respectively, related to the achievement of developmental milestones during the advancement of the research by Oxurion into a Phase I clinical study. There was no deferred revenue recorded as of December 31, 2019 and 2018 in connection with the agreements with Oxurion.

Dementia Discovery Fund Agreement

In May 2019, the Company entered into a collaboration with the Dementia Discovery Fund (“DDF”) to use Bicycle technology for the discovery and development of novel therapeutics for dementia (the “DDF Collaboration

Agreement”). In October 2019, the collaboration with DDF was expanded to include Oxford University’s Oxford Drug Discovery Institute (ODDI). Under the terms of the DDF Collaboration Agreement, the Company and DDF will collaborate to identify Bicycles that bind to clinically validated dementia targets (the “DDF Research Plan”). The Company is obligated to use commercially reasonable efforts to perform research activities under the DDF Research Plan. DDF shall not be directly engaged in the conduct of any research activities under the arrangement. ODDI will then profile these Bicycles in a range of target-specific and disease-focused assays to determine their therapeutic potential. The activities under the DDF Collaboration Agreement will be governed by a project advisory panel, composed of two representatives from the Company and DDF. The Research Advisory Panel will oversee, review and recommend direction for the Research Plans and variations of or modifications of research plans.

The Company received an upfront payment of $1.1 million in May 2019. The Company may receive up to an additional $0.7 million, upon achievement of certain milestones such as the identification of lead bicycle candidates with a certain affinity, which would be used to fund additional research and development services including lead optimization.

Intellectual property created by the collaboration shall be owned by the Company, and background intellectual property improvements shall be owned by the party from whose background intellectual property they exclusively relate. If promising lead compounds are identified, the Company, ODDI and DDF have the option (the “DDF Option”) to establish a jointly owned new company (“NewCo”) to advance the compounds through further development towards commercialization. NewCo will receive a royalty and milestone-bearing assignment and license of intellectual property from the Company for this purpose. The DDF Option is exercisable at any time until 90 days following the completion of the Research Plan and delivery of a final report. If DDF does not elect to exercise the DDF Option during the Option period, then DDF shall have no right in the collaboration intellectual property. NewCo will initially be owned 66% by the Company and 34% by DDF; however, the Company shall not be entitled to exercise more than 50% of the total voting rights related to its ownership interests. After completion of the DDF Option exercise, for a period of two years following the option exercise, NewCo shall have the right to initiate a new research program to develop up to three additional dementia targets, on a target by target basis, and the Company will be entitled to charge NewCo an agreed upon FTE rate for peptide screening and optimization for the active targets.

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

For the year ended December 31, 2019, the Company recognized $0.4 million of revenue, and recorded deferred revenue of $0.7 million for the year ended December 31, 2019 related to its collaboration with DDF.

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

For the year ended December 31, 2019 and 2018, the Company recognized $1.0 million and zero, respectively, of revenue related to its Materials Transfer Agreement, as the Company concluded that the recipient has the ability to direct the use of and obtain substantially all of the remaining benefit from the Materials upon the delivery of the Materials and the data package.

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

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Period	Additions	Deductions	Rates	Period
Period ended December 31, 2019
Contract assets	$—	$149	$(149)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,727	58	(35)	163	4,913
Sanofi collaboration deferred revenue	9,908	—	(9,984)	76	—
DDF collaboration deferred revenue	—	1,114	(394)	24	744
Total deferred revenue	$14,635	$1,172	$(10,413)	$263	$5,657

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Year	Additions	Deductions	Rates	Period
Period ended December 31, 2018
Contract assets	$—	$91	$(91)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	—	5,350	(466)	(157)	4,727
Sanofi collaboration deferred revenue	14,467	—	(4,006)	(553)	9,908
Total deferred revenue	$14,467	$5,350	$(4,472)	$(710)	$14,635

The contract assets represents research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance as of December 31, 2019 includes $4.9 million allocated to the Target 3, Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires. The remaining balance relates to research and development services billed in advance that will be recognized over the Bicycle Research Term.

During the year ended December 31, 2019, 2018 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$(429)	$(4,472)	$(355)
Revenue recognized based on expiration of material rights	(9,984)	—	—
Total	$(10,413)	$(4,472)	$(355)

Cancer Research UK

BT1718

On December 13, 2016, the Company entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited (“CRTL”) and Cancer Research UK (“CRUK”). Pursuant to the agreement, as amended in March 2017 and June 2018, CRUK’s Centre for Drug Development will sponsor and fund a Phase Ia and Phase IIa clinical trial for the Company’s lead product candidate, BT1718, a Bicycle Toxin Conjugate, in patients with advanced solid tumors.

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

The Company granted CRUK a license to its and its affiliates’ intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial the Company retains the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, the CRTL may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted). The CRUK agreement contains additional future milestone payments upon the achievement of development and regulatory milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed.

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products or is an affiliate of such party). CRUK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met, in which case, if the study is terminated by CRUK prior to the completion of the Phase 1a dose escalation portion of the study for such reasons or if CRUK refuses release of any additional quantities of GMP materials or if the parties cannot agree upon a plan to supply the additional quantities of GMP materials, the Company will be obligated to refund fifty percent of the costs and expenses incurred or committed by CRUK to perform the clinical trial. If the study is terminated by CRUK for an insolvency event, a material breach by the Company, or if the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, the Company will reimburse CRUK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case where we are acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, CRUK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and the CRT may elect to receive an exclusive license to develop and commercialize the product without CRT being required to make any payment to the Company.

The Company concluded that the costs incurred by CRUK is a liability in accordance with ASC 730, Research and Development, as the payment is not based solely on the results of the research and development having future economic benefit. As such, for the year ended December 31, 2019 and 2018, the Company recorded a liability of $2.0 million and $0.8 million, respectively, which is recorded in other long‑term liabilities in the consolidated balance sheets. The liability is recorded as incremental research and development expense in the statements of operations and comprehensive loss.

BT7401

In December 2019, the Company entered into a clinical trial and license agreement with the Cancer Research Technology Limited and CRUK. Pursuant to the agreement, CRUK’s Centre for Drug Development will fund and sponsor development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors.

The Company granted to CRUK a license to our intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. The Company retains the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, the Cancer Research Technology Limited may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the CRUK in the very low double digit percentage of sublicense income depending on the stage of development when the license is granted.

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the study is terminated by the Company prior to the filing of a clinical trial authorization, or by the CRUK for an insolvency event or a material breach by us prior to the start of a clinical trial, the Company will reimburse CRUK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products, CRUK will not be obliged to grant a license to us in respect of the results of the clinical trial and the Cancer Research Technology Limited may elect to receive an exclusive license to develop and commercialize the product without Cancer Research Technology Limited being required to make any payment to the Company. There were no activities initiated under the BT7401 CRUK arrangement as of December 31, 2019, and as such there was no accounting impact as of and for the year ended December 31, 2019.

11. Income Taxes

The components of net loss before tax provision from income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
United Kingdom	$(31,906)	$(22,229)	$(16,319)
United States	1,044	(13)	37
Total	$(30,862)	$(22,242)	$(16,282)

The components of the benefit for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Current income tax provision (benefit)
Federal	$49	$(25)	$75
State	61	7	10
Total current income tax provision (benefit)	110	(18)	85
Deferred income tax (benefit) provision
Federal	(295)	(167)	(58)
State	(69)	(211)	(50)
Total deferred income tax (benefit)	(364)	(378)	(108)
Total benefit from income taxes	$(254)	$(396)	$(23)

A reconciliation of the benefit for income taxes computed at the statutory income tax rate to the benefit for income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31,
	2019	2018	2017
Benefit for income taxes at statutory rate	19.0%	19%	19%
(Decreases) increases resulting from:
Federal tax credits	1.3%	1.1%	0.4%
Change in valuation allowance	(8.0)%	(7.2)%	(9.4)%
Net losses surrendered for research credit	(5.3)%	(3.7)%	(6.7)%
Preferred share warrants	(3.3)%	(0.6)%	(1.1)%
Other	(2.9)%	(6.8)%	(2.1)%
Effective income tax rate	0.8%	1.8%	0.1%

Significant components of the Company’s current and deferred tax assets at December 31, 2019  and 2018, were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforwards	$7,082	$4,953
Research credit carryforwards	434	197
Operating lease liability	439	—
Accrued expenses and other	1,779	1,149
Total deferred tax assets	9,734	6,299
Deferred tax liabilities:
Operating lease right-of-use asset	(422)	—
Depreciation & amortization	(326)	(163)
Total deferred tax liabilities	(748)	(163)
Valuation allowance	(8,104)	(5,621)
Net deferred tax assets	$882	$515

During the years ended December 31, 2019, 2018 and 2017, the Company recorded an income tax benefit of $0.3 million, $0.4 million and $23,000, respectively. The Company is subject to United Kingdom corporate taxation.  Due to the nature of its business, the Company has generated losses since inception and therefore not paid United Kingdom corporation tax.  The Company's income tax benefit is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., and has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company's history of cumulative net profits in the United states, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased in the year ended December 31, 2019 by $2.5 million due to the corresponding increase in UK deferred tax assets, primarily due to operating loss carryforwards generated during the year that were not surrendered for research credit utilization.

The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2019 and 2018.

The Company intends to continue to maintain a full valuation allowance on its U.K. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to the benefit for income taxes for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

The benefit for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible, U.K., federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

As of December 31, 2019, the Company had $41.7 million of U.K. operating loss carryforwards and zero of federal and state net operating loss carryforwards. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. As of December 31, 2019, the Company had $0.3 million and $0.2 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2039.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2019 and 2018. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in the Commonwealth of Massachusetts for state income taxes. In the ordinary course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2017 and 2018 tax year remains open to examination the by HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since inception in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

12. Commitments and Contingencies

Leases

In September 2015, the Company entered into a tenancy agreement for space in Building 260 Babraham Research Campus, Cambridge, UK for a period of two years, beginning on October 1, 2015. The annual rent was approximately $0.2 million plus service charges. In October 2017 this agreement was extended until January 2018 with annual rent of approximately $0.2 million.

In January 2017, Bicycle Therapeutics Inc. entered into a lease for office and laboratory space in Cambridge, Massachusetts for the period from February 1, 2017 to December 31, 2017. Rental payments under the lease were $19,500 per month, plus a portion of the landlords operating costs.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018 and expires on December 31, 2022. Bicycle Therapeutics Inc. has the option to extend for a successive period which is not included in the lease term as it is not reasonably certain that the option will be exercised. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million as well as prepaid rent of $0.1 million for the first month of the third, fourth, and fifth year of the lease. The deposit is recorded in other assets in the consolidated balance sheets. With the adoption of ASU 2016‑02, the Company has recorded a right‑of‑use asset (inclusive of the impact of prepaid rent) and corresponding lease liability, by calculating the present value of lease payments, discounted at 9%, the incremental borrowing rate, over the lease term.

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which expires on December 21, 2021. The annual rent is approximately $0.5 million. The Company has the right to renew the lease for five years commencing December 21, 2021, which is not included in the lease term as it is not reasonably certain that the right will be exercised. Service charges are also payable based on floor area and are estimated to be approximately $0.1 million per year. In conjunction with the 2017 lease agreement, the Company paid a security deposit of $0.6 million, which is recorded in other assets in the consolidated balance sheets. With the adoption of ASU 2016‑02, the Company has recorded a right‑of‑use asset and corresponding lease liability, by calculating the present value of lease payments, discounted at 7.75%, the incremental borrowing rate, over the lease term.

The future minimum lease payments due under the Company’s operating leases as of December 31, 2018 under ASC 840 were as follows (in thousands):

Year Ending December 31,
2019	$888
2020	901
2021	915
2022	483
2023	—
$3,187

Prior to the adoption of ASU 2016‑02 and for the year ended December 31, 2018 and 2017 the Company recognized rent expense on a straight‑line basis over the lease period and recorded deferred rent for rent expense incurred but not yet paid. During year ended December 31, 2018 and 2017, the Company recognized total rent expense of $1.0 million and $0.5 million, respectively.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the consolidated statement of operations and comprehensive loss are as follows (in thousands):

December 31,
2019
Operating lease cost	$900
Variable lease cost	390
Total lease cost	$1,290
Weighted‑average remaining operating lease term (years)	2.6
Weighted‑average discount rate	8.52%

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$879
2021	777
2022	443
2023	—
2024	—
Present value adjustment	(208)
Total lease liabilities	$1,891
Less: current lease liabilities	(640)
Long term lease liabilities	$1,251

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

In September 2016, the Company’s subsidiary, BicycleRD, filed a complaint in the District Court of the Hague against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non‑exclusive patent license agreement entered into with Pepscan in 2009 (“PLA”). BicycleRD included a conditional claim for a ruling that the licensed patent relevant to BicycleRD’s activities is invalid. In response, Pepscan counterclaimed for injunctive relief and unquantified damages. The Company is vigorously prosecuting its claims and defending against those of Pepscan. The Company does not believe that a loss is probable or estimable at this time, and as such, the Company has not recorded a liability related to the Pepscan litigation as of December 31, 2019 or 2018. Should the Company not be successful in maintaining its rights to Pepscan’s patent or in the Company’s alternative demand that the patent be invalidated, commercialization of the Company’s lead product could be delayed. As the Pepscan patent expires prior to the expected commercialization date of the product, the Company does not believe that the legal proceedings could have a material adverse effect on the Company’s business and operating results.

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

In accordance with the terms of the Founder Royalty Agreements, as amended in May 2017, the parties amended the terms of the royalty arrangements to limit the future royalties payments to net sales on future products that could be generated under the collaboration with Oxurion and AstraZeneca, in exchange for the issuance of warrants to subscribe for 200,000 Series A Preferred Shares. The Company recorded the fair value of the warrants to subscribe for Series A Preferred Shares to the founders of $0.9 million as research and development expense during the year ended December 31, 2017, as the licenses do not have alternative future use, in accordance with ASC Topic 730, Research and Development.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 and 2018.

13. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2019	2018	2017
Numerator:
Net loss attributable to ordinary shareholders	$(30,608)	$(21,846)	$(16,259)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	11,045,370	438,862	333,125
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.77)	$(49.78)	$(48.81)

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

	Year Ended
	December 31,
	2019	2018	2017
Convertible preferred shares (as converted to ordinary shares)	—	11,532,659	9,641,740
Warrants to subscribe for convertible preferred shares (as adjusted to reflect the impact of the share capital reorganization and issuance of bonus shares (Note 1))(1)(2)	92,885	1,347,953	1,347,953
Restricted ordinary shares	—	83,947	162,466
Options to purchase ordinary shares	2,634,346	863,712	964,538
	2,727,231	13,828,271	12,116,697

(1)

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire.

(2)	At December 31, 2019 65,000 warrants are outstanding which are exercisable into 92,885 ordinary shares (Note 6).

14. Benefit plans

The Company established a defined‑contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2019, 2018, and 2017 the Company made contributions totaling $0.2 million, $0.1 million and $42,000, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may match employees’ contributions each year (“U.K Plan”). During the years ended December 31, 2019, 2018 and 2017 the Company made contributions totaling $0.3 million, $0.2 million and $0.2 million, respectively, to the U.K. Plan.

15. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 12). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s Board of Directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.1 million during the year ended December 31, 2019.

The former Chairman of the Company’s Board of Directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling $50,000,  $0.2 million, and $0.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

16. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long‑lived assets held in different geographic regions is presented in the table below (in thousands):

	December 31,
	2019	2018
United States	$2,017	$498
United Kingdom	2,331	1,320
	$4,348	$1,818

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

17. Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial information for 2019 and 2018. The Company believes the following information includes all recurring adjustments necessary for a fair statement of such information (in thousands, except share and per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Statements of Operations Data:
Collaboration revenues	$5,281	$614	$1,522	$6,384
Total operating expenses	10,045	10,867	9,510	9,678
Total other income (expense), net	220	440	(2,094)	(3,129)
Net loss before income tax provision	(4,544)	(9,813)	(10,082)	(6,423)
(Benefit from) provision for income taxes	(138)	(331)	135	80
Net loss	$(4,406)	$(9,482)	$(10,217)	$(6,503)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.53)	$(1.40)	$(7.80)
Weighted average ordinary shares outstanding, basic and diluted	17,926,165	17,900,978	7,298,139	834,043

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Statements of Operations Data:
Collaboration revenues	$1,057	$1,610	$1,661	$2,808
Total operating expenses	8,599	7,967	6,619	5,697
Total other expense, net	901	(1,335)	(21)	(41)
Net loss before income tax provision	(6,641)	(7,692)	(4,979)	(2,930)
Benefit from income taxes	—	—	—	(396)
Net loss	$(6,641)	$(7,692)	$(4,979)	$(2,534)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(13.19)	$(17.73)	$(11.85)	$(6.38)
Weighted average ordinary shares outstanding, basic and diluted	503,309	433,795	420,063	397,483

18. Subsequent events

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement (the “Genentech Collaboration Agreement”) with Genentech, a member of the Roche Group. The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets suitable for Genentech to advance into further development and commercialization. Bicycle will be responsible for discovery and lead optimization of such Bicycle peptides through specified phases of the collaboration, and following drug candidate selection Genentech will be responsible for all future research and development. The initial discovery and optimization activities will focus on two immuno-oncology targets, potentially with additional targeting elements, and Genentech has the option to nominate up to two additional immuno-oncology targets, potentially with additional targeting elements, to be the subject of additional collaboration programs during a specified period following completion of certain activities under an agreed research plan, in which case Genentech will pay to the Company an expansion fee of $10.0 million per additional collaboration program. Genentech has the right, under certain limited circumstances, to select an alternative target to be the subject of a collaboration program, in some cases subject to payment of an additional target selection fee.

Under the Genentech Collaboration Agreement, Genentech will make an upfront payment to the Company of $30.0 million. The Company will perform research activities for each target under the collaboration, under a mutually agreed upon research plan through specified collaboration phases, under the oversight of a joint research committee. For each collaboration program, Genentech may elect, at its sole discretion, to progress development candidates into further preclinical development and obtain exclusive worldwide development and commercialization rights for compounds directed to the target of such collaboration program in exchange for success-based milestone payments totaling $10-12 million per collaboration program.

On a collaboration program-by-collaboration program basis, if Genentech elects to obtain exclusive development and commercialization rights and pays the applicable success-based milestone payments, Genentech will be required to make milestone payments to the Company upon the achievement of specified development, regulatory, and initial commercialization milestones for products arising from each collaboration program, totaling up to $200.0 million. In addition, the Company is also eligible to receive up to $200.0 million in sales milestone payments on a product-by-product basis. In addition, to the extent any of the product candidates covered by the licenses conveyed to Genentech are commercialized, the Company would be entitled to receive tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the later of the expiration of specified licensed patents covering such product in such country, or ten years from first commercial sale of such product in such country.

Either party may terminate the Genentech Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Genentech may terminate the Genentech Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable program, either in its entirety or on a program-by- program basis or major market-by-major market basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: March 10, 2020	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer (Principal Executive Officer)

/s/Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kevin Lee and Lee Kalowski, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	March 10, 2020
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Lee Kalowski	Chief Financial Officer and President	March 10, 2020
Lee Kalowski, MBA	(Principal Financial and Accounting Officer)

/s/ Pierre Legault	Chairman of the Board and Director	March 10, 2020
Pierre Legault, MBA, CPA

/s/ Michael Anstey	Director	March 10, 2020
Michael Anstey, DPhil

/s/ Catherine Bingham	Director	March 10, 2020
Catherine Bingham, MBA

/s/ Janice Bourque	Director	March 10, 2020
Janice Bourque, MBA

/s/ Bosun Hau	Director	March 10, 2020
Bosun Hau

/s/ Veronica Jordan	Director	March 10, 2020

Veronica Jordan, Ph.D.

/s/ Richard Kender	Director	March 10, 2020
Richard Kender, MBA

/s/ Carolyn Ng	Director	March 10, 2020
Carolyn Ng, Ph.D.

/s/ Sir Gregory Winter	Director	March 10, 2020
Sir Gregory Winter, FRS
A