Form 10-Q
period 2020-03-31
BICYCLE THERAPEUTICS plc
filed 2020-05-07
CIK 1761612

an

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 18,087,657 ordinary shares, nominal value £0.01 per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10‑Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

•

statements regarding the impact of the COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	our ability to advance our product candidates into, and successfully complete, clinical trials;
•	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC, tumor-targeted immune cell agonist programs, and our other pipeline programs;
•	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
•	the timing or likelihood of regulatory filings and approvals;
•	the commercialization of our product candidates, if approved;
•	our ability to develop sales and marketing capabilities;
•	the pricing, coverage and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
•	cost associated with defending intellectual property infringement, product liability and other claims;
•	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

ii

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	the rate and degree of market acceptance of any approved products;
•	developments relating to our competitors and our industry, including competing therapies;
•	our ability to effectively manage our anticipated growth;
•	our ability to attract and retain qualified employees and key personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$109,637	$92,117
Accounts receivable	1,002	201
Prepaid expenses and other current assets	4,248	4,884
Research and development incentives receivable	8,503	6,944
Total current assets	123,390	104,146
Property and equipment, net	2,203	2,292
Operating lease right‑of‑use assets	1,815	2,056
Other assets	1,874	1,700
Total assets	$129,282	$110,194
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,434	$1,949
Accrued expenses and other current liabilities	5,716	6,144
Deferred revenue, current portion	6,047	728
Total current liabilities	16,197	8,821
Operating lease liabilities	1,056	1,251
Deferred revenue, net of current portion	28,206	4,929
Other long‑term liabilities	2,010	1,995
Total liabilities	47,469	16,996
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 31,995,653 shares authorized at March 31, 2020 and December 31, 2019; 18,016,207 and 17,993,701 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	227	227
Additional paid‑in capital	197,179	195,056
Accumulated other comprehensive loss	(3,719)	(1,535)
Accumulated deficit	(111,874)	(100,550)
Total shareholders’ equity	81,813	93,198
Total liabilities and shareholders’ equity	$129,282	$110,194

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Collaboration revenues	$1,129	$6,384
Operating expenses:
Research and development	7,774	6,276
General and administrative	4,998	3,402
Total operating expenses	12,772	9,678
Loss from operations	(11,643)	(3,294)
Other income (expense):
Interest and other income	212	64
Other expense, net	—	(3,193)
Total other income (expense), net	212	(3,129)
Net loss before income tax provision	(11,431)	(6,423)
(Benefit from) provision for income taxes	(107)	80
Net loss	$(11,324)	$(6,503)
Net loss attributable to ordinary shareholders	$(11,324)	$(6,503)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.63)	$(7.80)
Weighted average ordinary shares outstanding, basic and diluted	17,997,929	834,043

Comprehensives Loss:
Net loss	$(11,324)	$(6,503)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,184)	1,080
Total comprehensive loss	$(13,508)	$(5,423)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	1,071	—	2	—	—	2
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	21,435	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	2,121	—	—	2,121
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,184)	—	(2,184)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,324)	(11,324)
Balance at March 31, 2020	—	$—	—	$—	—	$—	18,016,207	$227	$197,179	$(3,719)	$(111,874)	$81,813

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2018	2,800,001	$41,820	3,947,198	$54,621	1,323,248	$25,756	814,728	$10	$1,857	$(1,751)	$(69,942)	$(69,826)
Issuance of convertible preferred shares	—	—	—	—	80,385	1,583	—	—	—	—	—	—
Issuance of restricted share awards	—	—	—	—	—	—	27,304	1	103	—	—	104
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	3	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	172	—	—	172
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,080	—	1,080
Net loss	—	—	—	—	—	—	—	—	—	—	(6,503)	(6,503)
Balance at March 31, 2019	2,800,001	$41,820	3,947,198	$54,621	1,403,633	$27,339	842,035	$11	$2,132	$(671)	$(76,445)	$(74,973)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,324)	$(6,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,121	276
Depreciation and amortization	305	213
Change in fair value of warrant liability	—	3,197
Changes in operating assets and liabilities:
Accounts receivable	(846)	4,860
Research and development incentives receivable	(2,097)	(1,650)
Prepaid expenses and other current assets	347	(215)
Operating lease right‑of‑use assets	187	176
Other assets	(215)	125
Accounts payable	2,702	415
Accrued expenses and other current liabilities	(464)	(783)
Lease liabilities	191	(176)
Deferred revenue	30,103	(5,327)
Other long-term liabilities	152	191
Net cash provided by (used in) operating activities	21,162	(5,201)
Cash used in investing activities:
Purchases of property and equipment	(320)	(418)
Net cash used in investing activities	(320)	(418)
Cash flows from financing activities:
Proceeds from issuance of series B2 convertible preferred shares, net of issuance costs	—	1,334
Payments of initial public offering costs	—	(1,300)
Proceeds from the exercise of share options and sale of ordinary shares	2	—
Net cash provided by financing activities	2	34
Effect of exchange rate changes on cash	(3,324)	1,569
Net increase (decrease) in cash	17,520	(4,016)
Cash at beginning of period	92,117	63,380
Cash at end of period	$109,637	$59,364
Supplemental disclosure of cash flow information
Cash paid for income taxes	11	—
Cash paid for amounts included in the measurement of operating lease liabilities	—	224
Purchases of property and equipment included in accounts payable and accrued expenses	71	—
Deferred initial public offering costs accrued but not paid	—	431

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles® are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company’s lead product candidate, BT1718, is a Bicycle Toxin Conjugate (“BTC”) that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK. The Company is also evaluating BT5528, a second-generation BTC targeting Ephrin type‑A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II study as a monotherapy and in combination with nivolumab, and is conducting Investigational New Drug application (“IND”) ‑enabling activities for BT8009, a BTC targeting Nectin-4.  The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™). Beyond oncology, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas that include anti-bacterial, cardiovascular, ophthalmology, dementia and respiratory indications.

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

Liquidity

On May 28, 2019, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 4,333,333 American Depositary Shares (“ADSs”), representing the same number of ordinary shares at a public offering price of $14.00 per ADS. In addition, in June 2019, the Company issued and sold an additional 304,333 ADSs, pursuant to the partial exercise of the underwriters’ option to purchase additional ADSs. The aggregate net proceeds received by the Company from the IPO were $56.4 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $4.0 million.

The Company is subject to risks common to companies in the biotechnology industry and in light of the ongoing COVID-19 pandemic, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company's research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from sales of convertible preferred shares (Note 6) and proceeds received from its collaboration arrangements (Note 10), and most recently, with proceeds from the IPO completed in May 2019. The Company has incurred recurring losses since inception, including $11.3 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had an accumulated deficit of $111.9 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”), on March 10, 2020 (the “2019 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, revenue recognition, the fair value of ordinary shares and the valuation of the warrant liability prior to the Company’s IPO, share-based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market‑specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience and may be changed as new events occur and additional information is obtained. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions, and any such differences may be material to the Company’s financial statements.

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business.  While the Company is experiencing limited financial impacts at this time, the extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for the Company’s ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and ability to execute its strategy, as well as risks and uncertainties common to companies in the biotechnology industry, including but not limited to: risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Unaudited Interim Financial Information

Certain information in the footnote disclosures of the financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.

The accompanying condensed consolidated balance sheet at March 31, 2020, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred shares and shareholders’ equity (deficit) and condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. On June 1, 2019, Bicycle Therapeutics plc adopted the U.S. dollar (“USD”) as its functional currency. Bicycle Therapeutics plc is a holding company that has no operating activities and its primary functions are to serve as a financing vehicle to fund the operations of the Company’s operating entities, to serve as the listing company needed to access U.S. capital markets, and to hold investments. Therefore, its financing source is the primary indicator of its cash flows and its functional currency. The change in functional currency from the British Pound Sterling is due to a change in the source of Bicycle Therapeutics plc’s financing and cash flows, which following the completion of the IPO is now primarily the U.S. dollar. Historically its financing had been in British Pound Sterling.

The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc. is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange gain of $1.3 million and an exchange loss of $0.3 million during the three months ended March 31, 2020 and 2019, respectively.

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be smaller reporting companies as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

3. Fair value of financial assets and liabilities

Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable: Level 1, Quoted prices in active markets for identical assets or liabilities; Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data; Level 3, unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short‑term nature of these assets and liabilities. As of March 31, 2020 and December 31, 2019, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2020 and December 31, 2019.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$4,256	$4,326
Leasehold improvements	363	300
Computer equipment and software	222	229
Furniture and office equipment	184	120
	5,025	4,975
Less: Accumulated depreciation and amortization	(2,822)	(2,683)
	$2,203	$2,292

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued employee compensation and benefits	$1,081	$2,514
Accrued external research and development expenses	3,142	2,055
Income taxes payable	7	1
Accrued professional fees	717	867
Current portion of operating lease liabilities	636	640
Other	133	67
	$5,716	$6,144

6. Convertible preferred shares

The Company had issued Series A convertible preferred shares (“Series A Preferred Shares”), Series B1 convertible preferred shares (“Series B1 Preferred Shares”), and Series B2 convertible preferred shares (“Series B2 Preferred Shares”) (collectively the “Preferred Shares”).

On May 26, 2017, the Company completed the issue of 3,562,583 Series B1 Preferred Shares at a price per share of £11.2278, for gross cash proceeds of $51.9 million. In addition, on October 27, 2017, an additional unaffiliated investor subscribed for a further 384,615 Series B1 Preferred Shares at a price per share of £13.00, for gross cash proceeds of $6.6 million. These two transactions are collectively referred to as “the Series B1 Financing.” In conjunction with the Series B1 Financing, the Company also issued warrants to subscribe for 743,287 Series B1 Preferred Shares to the subscribers of the Series B1 Preferred Shares (Note 7). The Company allocated a portion of the proceeds equal to the fair value of the warrants at the date of grant to the warrant liability, and the remaining amount was allocated to the Series B1 Preferred Shares.

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

In May 2019, the Company’s board of directors and shareholders approved the reorganization of the Company’s share capital by issuing ordinary shares as bonus shares to each holder of ordinary shares on the basis of 1.429 bonus shares for each ordinary share in issue (having the effect of a one for 1.429 share split (without having an impact on the nominal value of the ordinary shares)), which was effected on May 13, 2019 (the “Share Capital Reorganization”). All issued and outstanding share and per share amounts of ordinary shares and share options included in the accompanying consolidated financial statements have been adjusted to reflect this share split for all periods presented. Upon the closing of the IPO in May 2019, all of the Company’s outstanding convertible preferred shares automatically converted into 11,647,529 ordinary shares on a 1:1.429 basis.

7. Warrant liability

On May 26, 2017, the Company issued 200,000 warrants to subscribe for Series A Preferred Shares at £0.01 each, which were exercisable at any time after May 26, 2017 provided that they had not otherwise lapsed in accordance with their terms. The warrants to subscribe for Series A Preferred Shares expired upon the earlier of (i) 10 years from their issuance date, or (ii) upon an IPO or exit unless an exercise delay notice was provided by the Series A warrant holder, in which case they expire 12 months following an IPO or exit. On May 28, 2019, in conjunction with the completion of the IPO, 120,000 warrants to subscribe for Series A Preferred Shares were exercised for 171,480 ordinary shares. The holders of the remaining 80,000 warrants, which were exercisable into 114,320 ordinary shares following the completion of the IPO, as adjusted for the impact of the Share Capital Reorganization (Note 6),  provided the Company with an exercise delay notice.

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

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire. The Company assessed this event as a modification to the terms of the Series B1 warrants and, remeasured the warrant liability immediately before and immediately after the modification, which resulted in an incremental change in fair value of $0.1 million, which is included in other expense for the three months ended March 31, 2019. On May 28, 2019, in conjunction with the completion of the IPO, all Series B1 Preferred share warrants were exercised for 531,077 ordinary shares, as adjusted for the impact of the Share Capital Reorganization (Note 6).

Prior to the completion of the IPO, the warrants to subscribe for Series A and Series B1 Preferred Shares were recorded as a liability and remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as other expense, net in the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and met the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the condensed consolidated balance sheet. The Company recorded other expense of zero and $3.2 million related to the remeasurement of the warrant liability during the three months ended March 31, 2020 and 2019, respectively.

8. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of March 31, 2020 and December 31, 2019, the Company has not declared any dividends.

As of March 31, 2020 and December 31, 2019, the Company’s authorized capital share consisted of 31,995,653 ordinary shares with a nominal value of £0.01 per share.

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

The Company initially reserved 2,470,583 ordinary shares for future issuance under the 2019 Plan. The number of ordinary shares reserved for issuance of the 2019 Plan will automatically increase on the first day of January, commencing on January 1, 2020, in an amount equal to 4% of the total number of ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors, subject to adjustment in the event of a share split, share dividend or other change in capitalization. The number of shares reserved for issuance under the 2019 Plan was increased by 719,748 shares effective January 1, 2020. As of March 31, 2020, there were 567,433 shares available for issuance under the 2019 Plan.

Share options issued under the 2019 Share Option Plan have a 10 year contractual life, and generally either vest monthly over a three year service period, or over a four‑year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments. Certain awards granted to our directors are fully vested on the date of grant. The exercise price of share options issued under the 2019 Share Option Plan shall not be less than the fair value of ordinary shares as of the date of grant.

Pre-IPO Share Options and restricted shares

Prior to the IPO, the Company issued share options and ordinary shares, as administered by the board of directors, using standardized share option and share subscription agreements. To the extent such incentives were in the form of share options, the options may have been granted pursuant to a potentially tax-favored Enterprise Management Incentive (“EMI”) scheme available to U.K. employees, directors and consultants of the Company. Upon completion of the IPO, shares reserved for future issuance outside of the 2019 Share Option Plan were cancelled.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in our capitalization. On January 1, 2020, the total number of shares available for issuance under the ESPP was increased by 179,937 ordinary shares pursuant to this provision.

Each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of March 31, 2020, there have been no offering periods to employees under ESPP.

Share‑based compensation

The Company recorded share‑based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development expenses	$675	$108
General and administrative expenses	1,446	168
	$2,121	$276

Share options

The following table summarizes the Company’s option activity since December 31, 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,634,346	$9.57	9.04	$2,868
Granted	1,030,361	10.17	—	—
Exercised	(1,071)	1.47	—	—
Forfeited	(8,748)	8.67	—	—
Outstanding as of March 31, 2020	3,654,888	$9.74	9.17	$14,973
Vested and expected to vest as of March 31, 2020	3,654,888	$9.74	9.17	$14,973
Options exercisable as of March 31, 2020	984,491	$7.71	8.79	$5,993

The weighted average grant‑date fair value of share options granted during the three months ended March 31, 2020 and 2019 was $6.68 per share and $3.68 per share, respectively.

Total share-based compensation expense for share options granted was $2.1 million for the three months ended March 31, 2020, and $0.2 million for the three months ended March 31, 2019. Expense for non-employee consultants for the three months ended March 31, 2020 and 2019 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was immaterial during each of the three months ended March 31, 2020 and 2019.

The following table presents, on a weighted average basis, the assumptions used in the Black‑Scholes option‑pricing model to determine the fair value of share options granted to employees and directors:

	Three
	Months
	Ended
	March 31,
	2020	2019
Risk-free interest rate	1.6%	2.7%
Expected volatility	73.7%	79.6%
Expected dividend yield	—	—
Expected term (in years)	5.95	6.07

As of March 31, 2020, total unrecognized compensation expense related to the unvested employee and director share‑based awards was $15.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted shares

The Company had granted restricted shares with service‑based vesting conditions. In conjunction with the IPO in May 2019, the board of directors modified the vesting terms to accelerate vesting for all then unvested restricted shares. As of March 31, 2020 and December 31, 2019 there are no unvested restricted ordinary shares. Total share-based compensation for unvested restricted shares granted was zero for the three months ended March 31, 2020, and $0.1 million for the three months ended March 31, 2019.

The fair value of employee restricted share awards vested, based on estimated fair values of the ordinary shares underlying the restricted share awards on the day of vesting, was zero during the three ended March 31, 2020, and $0.1 million during the three months ended March 31, 2019.

As of March 31, 2020, there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

10. Significant agreements

For the three months ended March 31, 2020 and 2019, the Company had collaboration agreements with Genentech Inc. (“Genentech”), AstraZeneca AB (“AstraZeneca”), Sanofi (formerly Bioverativ), Oxurion (formerly ThromboGenics), and the Dementia Discovery Fund (“DDF”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from the Company’s collaboration agreements (in thousands):

	Three Months
	Ended
	March 31,
	2020	2019
Collaboration revenues
AstraZeneca	$412	$425
Sanofi	—	5,959
Dementia Discovery Fund	56	—
Genentech	661	—
Total collaboration revenues	$1,129	$6,384

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

Under the AstraZeneca Collaboration Agreement, the Company is obligated to use commercially reasonable efforts to perform research activities on the initial two targets, under mutually agreed upon research plans. The research plans include two discrete parts, on a research program by research program basis: (i) the Bicycle Research Term, which is focused on the generation of Bicycle peptide libraries using the Company’s peptide drug discovery platform, to be screened against selected biological targets and optimization of promising compounds, with the goal of identifying compounds that meet the criteria set by the parties, and (ii) the AZ Research Term, during which AstraZeneca may select certain compounds and continue research activities on those compounds, at its sole expense, with the goal of identifying compounds that satisfy the relevant pharmacological and pharmaceutical criteria for clinical testing. AstraZeneca may, at its sole discretion, approve any compound to be progressed into drug development and, upon the selection of each drug candidate, AstraZeneca is to pay $8.0 million as an option fee, in order to obtain worldwide development and exploitation rights.

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

In October 2017, AstraZeneca selected a replacement target for the first target, and as such a new Research Term was started related to the Target One Research License and Related Services. In addition, both programs were extended. The total transaction price under the arrangement increased to $2.0 million for the additional research and development funding received.

For the three months ended March 31, 2020 and 2019, the Company recognized zero and $0.1 million, respectively, of collaboration revenue related to the Target One and Target Two Research License and Related Services for its Collaboration Agreement with AstraZeneca. As of March 31, 2020, and December 31, 2019, the Company recorded zero deferred revenue in connection with the 2016 AstraZeneca Collaboration Agreement.

May 2018 AstraZeneca Option Exercise — Additional Four Targets

Under the AstraZeneca Collaboration Agreement, AstraZeneca was granted an option to nominate up to four additional targets at any point up to the second anniversary of the agreement (“Additional Four Target Option”). In May 2018, AstraZeneca made an irrevocable election to exercise the Additional Four Target Option. As a result, AstraZeneca is entitled to obtain research and development services with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million, which was paid by AstraZeneca to the Company in January 2019. AstraZeneca is obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. Payment is made quarterly in advance of services being provided. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate, after which AstraZeneca would be required to fund development and commercialization costs, and to pay regulatory and commercial milestone payments and royalties to the Company as for the other products developed under the AstraZeneca Collaboration Agreement.

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

For the three months ended March 31, 2020 and 2019, the Company recognized $0.4 million and $0.3 million of revenue, respectively for the Target Three Research License and Related Service, and research and development services for the fourth target and fifth targets related to the May 2018 AstraZeneca Option Exercise. As of March 31, 2020, and as of December 31, 2019, the Company recorded $4.7 million and $4.9 million of deferred revenue, respectively, in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

Sanofi Collaboration Agreement (formerly Bioverativ)

Summary of Agreement

In August 2017, the Company entered into a Collaboration Agreement with Bioverativ Inc., which was acquired by Sanofi in March 2018 (“Sanofi”). Under the collaboration agreement with Sanofi (the “Sanofi Collaboration Agreement”), the Company provided research and development services focused on up to three collaboration programs; (i) Sickle cell disease, (ii) Hemophilia, and (iii) and a third program (“Program 3”), which was an optional program, to be defined. The option expired in November 2018 unexercised. The Company used its bicyclic peptide screening platform to perform research and development services for the programs and Sanofi had the ability to select a collaboration product for each program and obtain a license to develop and exploit the selected collaboration product for an additional option fee.

Under the terms of the Sanofi Collaboration Agreement, the Company granted to Sanofi, for each collaboration program, a non‑exclusive, sublicensable (through multiple tiers), worldwide license under certain intellectual property of the Company to conduct the activities assigned to Sanofi in the applicable research plan for the duration of the applicable Research Term, but for no other purpose. The activities under the Sanofi Collaboration Agreement were governed by a joint steering committee (“Sanofi JSC”) formed by an equal number of representatives from the Company and Sanofi. The Sanofi JSC oversaw, review and recommends direction of each collaboration program and variations of or modifications to the research plans.

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

The Company concluded that the option to obtain screening services on the additional Program 3 target was not a material right, as the option did not provide a discount that Sanofi otherwise would not have received. The Company’s participation in the Sanofi JSC was assessed as immaterial in the context of the contract. Research license and the related research and development services related to the Joint Research Term were not performance obligations at the inception of the arrangement, as they were optional services that will be performed if Sanofi selects collaboration compounds for lead optimization. The amount paid by Sanofi for the services during the Joint Research Team did not reflect a discount that the customer would otherwise receive and do not provide the customer with material rights.

The total transaction price was initially determined to be $14.2 million, consisting of the $10.0 million upfront payment and non‑refundable research and development funding of $4.2 million. The Company could receive reimbursement of FTE costs and external costs associated with work under the Joint Research Term, milestone payments during the Joint Research Term, as well as upon exercise of the license options. These variable amounts were excluded from the transaction price as they relate to fees and milestones that can only be achieved subsequent to the exercise of an option.

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
$14,200

The Company recognized revenue related to amounts allocated to the Sickle Cell Research License and Related Services and the Hemophilia Research License and Related Services obligations as the underlying services were performed using a proportional performance model, over the period of service using input‑based measurements of total full‑time equivalent effort incurred to date as a percentage of total full‑time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue and the Company commended revenue recognition when the underlying option was exercised or upon expiry of the option.

During the year ended December 31, 2019, Sanofi extended the research and development services on both programs. The arrangement consideration increased to $14.9 million. On March 28, 2019, Sanofi notified the Company that it would not exercise the Sickle Cell License Option. As a result, the amount allocated to the Sickle Cell License Option Material Right of $5.3 million was recognized into revenue during the three months ended March 31, 2019. The collaboration with Sanofi was terminated effective October 23, 2019, and as a result, deferred revenue related to amounts allocated to the Hemophilia License Option Material Right were recognized in the fourth quarter of 2019.

The Company recognized zero and $6.0 million of collaboration revenue for the three months ended March 31, 2020 and 2019, respectively, related to its collaboration with Sanofi. As of March 31, 2020 and December 31, 2019 the Company recorded zero deferred revenue related to its collaboration with Sanofi.

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

The Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion Collaboration Agreement provided for an upfront payment of €1.0 million and potential additional research and development funding, at an agreed upon FTE rate, should the research effort require more than one FTE or the research plan be amended or extended by Oxurion. In addition, Oxurion is required to make certain milestone payments to the Company upon the achievement of specified research, development, regulatory and commercial events. More specifically, for each collaboration program, the Company is eligible to receive up to €8.3 million in research and development milestones of which €1.8 million has been received as of March 31, 2020. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or EU for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid‑single digits based on a percentage of net sales.

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

Accounting Analysis

Under the Oxurion Collaboration Agreement, all licenses were granted and research services to be provided by the Company were fully completed and revenue associated with those obligations was fully recognized prior to January 1, 2016. Under the First Amendment, the Company has identified a single performance obligation associated with the performance of research services associated with Stage I of the research plan for which the Company was reimbursed for its services at a specified FTE reimbursement rate plus out of pocket costs which were recognized on a proportional performance basis as the associated FTE efforts and costs were incurred, which best reflected the progress towards satisfaction of the performance obligation. None of the unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at March 31, 2020 and December 31, 2019.

The research services under the First Amendment were completed in 2018. The Company recognized zero revenue during the three months ended March 31, 2020, and 2019, related to its agreements with Oxurion, and zero deferred revenue as of March 31, 2020 and December 31, 2019.

Dementia Discovery Fund Agreement

In May 2019, the Company entered into a collaboration with the DDF to use Bicycle technology for the discovery and development of novel therapeutics for dementia (the “DDF Collaboration Agreement”). Under the terms of the DDF Collaboration Agreement, the Company and DDF will collaborate to identify Bicycles that bind to clinically validated dementia targets (the “DDF Research Plan”). The Company is obligated to use commercially reasonable efforts to perform research activities under the DDF Research Plan. DDF shall not be directly engaged in the conduct of any research activities under the arrangement. The activities under the DDF Collaboration Agreement will be governed by a project advisory panel, composed of two representatives from each Party. The Research Advisory Panel will oversee, review and recommend direction for the Research Plans and variations of or modifications of research plans.

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

For the three months ended March 31, 2020 the Company recognized $0.1 million of revenue, and recorded deferred revenue of $0.6 million. As of December 31, 2019, the Company recorded deferred revenue of $0.7 million related to its collaboration with DDF.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement (the “Genentech Collaboration Agreement”) with Genentech. The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets suitable for Genentech to advance into further development and commercialization.

Under the terms of the Genentech Collaboration Agreement, Bicycle received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities will focus on utilizing Bicycle’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as a targeting elements for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech has the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”), which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech will pay to the Company an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

If Genentech elects for Bicycle to perform discovery and optimization services for certain Targeting Arms, the Company will be entitled to receive an additional advance payment for the additional research services.  Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement, which entitled the Company to an additional $1.0 million payment. If a Targeting Arm achieves specified criteria in accordance with the research plan, Genentech will be required to pay a further specified amount in the low single digit millions for each such Targeting Arm as consideration for the additional services to be provided.

Bicycle granted to Genentech a non-exclusive research license under Bicycle’s intellectual property solely to enable Genentech to perform any activities under the agreement. The activities under the Genentech Collaboration Agreement are governed by a joint research committee (“JRC”) with  representatives from each of the Company and Genentech. The JRC will oversee, review and recommend direction of each Genentech Collaboration Program, achievement of development criteria, and variations of or modifications to the research plans.

After the Company performs the initial discovery and optimization activities in accordance with an agreed research plan and achieves specified criteria, Genentech will have the option to have the Company perform initial pre-clinical development and optimization activities in exchange for an additional specified milestone payment in the mid-single digit millions for each Genentech Collaboration Program (the “LSR Go Option”).  Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech will have the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program in exchange for an additional specified payment in the mid to high single digit millions for each of the initial two Genentech Collaboration Programs and each of the two Expansion Option Genentech Collaboration Programs (the “Dev Go Option”).

On a Genentech Collaboration Program by Genentech Collaboration Program basis, if Genentech elects to obtain exclusive development and commercialization rights and pays the applicable LSR Go Option and Dev Go Option fees, Genentech will be required to make milestone payments to the Company upon the achievement of specified development, regulatory, and initial commercialization milestones for products arising from each collaboration program, totaling up to $200.0 million. Specifically, the Company is eligible for additional development milestones totaling up to $65.0 million, as well as regulatory milestones of up to $135.0 million for each collaboration program. In addition, the Company is also eligible to receive up to $200.0 million in sales milestone payments on a Genentech Collaboration Program-by-Genentech Collaboration Program basis. In addition, to the extent any of the product candidates covered by the licenses conveyed to Genentech are commercialized, the Company would be entitled to receive tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product by product and country by country basis, until the later of the expiration of specified licensed patents covering such product in such country, or ten years from first commercial sale of such product in such country.

Accounting Analysis

Upon the execution of the Genentech Collaboration Agreement, the Company has identified the following performance obligations:

(i)	Research license, and the related research and development and preclinical services through LSR Go for a first Genentech Collaboration Program (Genentech Collaboration Program #1);
(ii)

Research license, and the related research and development and preclinical services through LSR Go for a second Genentech Collaboration Program with a specified Targeting Arm (Genentech Collaboration Program #2);

(iii)	Material right associated with an option to a specified Targeting Arm for Genentech Collaboration Program #1;
(iv)

Two material rights associated with the LSR Go Option for Genentech Collaboration Program #1 and Genentech Collaboration Program #2, which includes research services to be provided through the Dev Go Option and an option to receive an exclusive license;

(v)	Material rights associated with certain limited substitution rights with respect to a limited number of collaboration targets;
(vi)

Two material rights related to each Genentech Expansion Option, which upon exercise include the services for an additional immuno-oncology target through the LSR Go Option, an LSR Go Option which includes the services to be provided through the Dev Go Option and an option to receive an exclusive license, limited substitution rights, and an option to select a specified Targeting Arm

The Company concluded that certain substitution rights that require the payment of additional consideration, which approximate the standalone selling price of the underlying services to be provided, do not provide the customer with a material right and therefore, are not considered as performance obligations and are accounted for as separate a contracts upon exercise, if ever.  The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

The Company has concluded that the research license is not distinct from the research and development services as Genentech cannot obtain the benefit of the research license without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as it relates to constrained peptide technology that is not available in the marketplace. As a result, for each research program, the research license has been combined with the research and development services into a single performance obligation. In addition, the Company concluded that the Dev Go Option is not distinct or separately exercisable from the LSR Go Option, as the customer cannot benefit from the Dev Go Option unless and until the LSR Go Option is exercised.

In assessing whether the various options under the Genentech Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise, the standalone selling price of the underlying goods, services, and additional options.  For the material rights identified above the Company concluded that each of the options provided Genentech with a discount that it otherwise would not have received.

The total transaction price was initially determined to be $31.0 million, consisting of the $30.0 million upfront fee and the additional $1.0 million for Genentech’s selection of a new Targeting Arm at inception.  The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. Additional consideration to be paid to the Company upon the exercise of options by Genentech and subsequent milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option. In addition, other variable consideration for development milestones not subject to option exercises was fully constrained, as a result of the uncertainty regarding whether any of the milestones will be achieved.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options.  Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Genentech Collaboration Program #1 Performance Obligation	$3,775
Genentech Collaboration Program #2 Performance Obligation	7,550
Specified Targeting Arm Material Right Arm for Genentech Collaboration Program #1	330
Two material rights associated with the LSR Go Option for Collaboration Programs #1 and #2	11,650
Material rights associated with limited substitution rights	1,115
Two material rights for Expansion Options	6,580
$31,000

The Company will recognize revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input‑based measurements of total full‑time equivalent efforts and external costs incurred to date as a percentage of total full‑time equivalent time and external expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The

Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two years, and the material rights will be exercised or expire within approximately four years from contract execution.

During the three months ended March 31, 2020, the Company commenced development activities related to Genentech Collaboration Programs #1 and #2 and recognized revenue of $0.7 million for the three months ended March 31, 2020.  As of March 31, 2020, the Company recorded $29.0 million of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Period	Additions	Deductions	Rates	Period
Period ended March 31, 2020
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,913	—	(412)	157	4,658
DDF collaboration deferred revenue	744	—	(56)	(48)	640
Genentech collaboration deferred revenue	—	31,000	(661)	(1,384)	28,955
Total deferred revenue	$5,657	$31,000	$(1,129)	$(1,275)	$34,253

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Period	Additions	Deductions	Rates	Period
Period ended December 31, 2019
Contract assets	$—	$149	$(149)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,727	58	(35)	163	4,913
Sanofi collaboration deferred revenue	9,908	—	(9,984)	76	—
DDF collaboration deferred revenue	—	1,114	(394)	24	744
Total deferred revenue	$14,635	$1,172	$(10,413)	$263	$5,657

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance at March 31, 2020 includes $4.7 million allocated to the Target 3, Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

The Genentech deferred revenue balance at March 31, 2020 includes $19.7 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$(1,129)	$(1,044)
Revenue recognized based on expiration of material rights	—	(5,340)
Total	$(1,129)	$(6,384)

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

The CRUK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products or is an affiliate of such party). CRUK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met, in which case, if the study is terminated by CRUK prior to the completion of the Phase 1a dose escalation portion of the study for such reasons or if CRUK refuses release of any additional quantities of GMP materials or if the parties cannot agree upon a plan to supply the additional quantities of GMP materials, the Company will be obligated to refund fifty percent of the costs and expenses incurred or committed by CRUK to perform the clinical trial. If the study is terminated by CRUK for an insolvency event, a material breach by the Company, or if the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, the Company will reimburse CRUK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, CRUK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and the Company will assign or grant to CRTL an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company.

The Company concluded that the costs incurred by CRUK is a liability in accordance with ASC 730, Research and Development, as the payment is not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $2.0 million and $2.0 million at March 31, 2020 and at December 31, 2019, which is recorded in other long‑term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the statements of operations and comprehensive loss.

BT7401

In December 2019, the Company entered into a clinical trial and license agreement with Cancer Research Technology Limited and CRUK. Pursuant to the agreement, CRUK’s Centre for Drug Development will fund and sponsor development of BT7401, a multivalent Bicycle CD137 agonist, from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors.

The Company granted to CRUK a license to the Company’s intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. The Company retains the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, CRTL may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the CRUK in the very low double digit percentage of sublicense income depending on the stage of development when the license is granted.

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the study is terminated by the Company prior to the filing of a clinical trial authorization, or by CRUK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse CRUK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products, CRUK will not be obliged to grant a license to us in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. There were no material activities initiated under the BT7401 CRUK arrangement as of March 31, 2020.

11. Income Taxes

During the three months ended March 31, 2020, the Company recorded an income tax benefit of $0.1 million. During the three months ended March 31, 2019, the Company recorded an income tax provision of $0.1 million. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company's income tax provision recognized represents income tax payable in the United States on profits generated from an intercompany service arrangement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, and the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of March 31, 2020 and December 31, 2019.

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

The (benefit from) provision for income taxes shown on the condensed consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible, U.K., federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

March 31,
2020
Operating lease cost	$223
Variable lease cost	139
Total lease cost	$362
Weighted‑average remaining operating lease term (years)	2.4
Weighted‑average discount rate	8.56%

The following table summarizes the maturities of the Company’s operating leases as of March 31, 2020 (in thousands):

Year Ending December 31,
2020	$743
2021	751
2022	443
2023	—
2024	—
Present value adjustment	(245)
Total lease liabilities	$1,692
Less: current lease liabilities	(636)
Long term lease liabilities	$1,056

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

In September 2016, the Company’s subsidiary, Bicycle RD Limited (“BicycleRD”),  filed a complaint in the District Court of The Hague (the “District Court”) against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non‑exclusive patent license agreement entered into with Pepscan in 2009. BicycleRD included a conditional claim for a ruling that the licensed patent relevant to BicycleRD’s activities is invalid. In response, Pepscan counterclaimed for injunctive relief and unquantified damages. The Company is vigorously prosecuting its claims and defending against those of Pepscan. The Company does not believe that a loss is probable or estimable at this time, and as such, the Company has not recorded a liability related to the Pepscan litigation as of March 31, 2020 and December 31, 2019. Should the Company not be successful in maintaining its rights to Pepscan’s patent or in the Company’s alternative demand that the patent be invalidated, commercialization of the Company’s lead product could be delayed. As the Pepscan patent is expected to expire prior to the expected commercialization date of the product, the Company does not believe that the legal proceedings could have a material adverse effect on the Company’s business and operating results.

Founder Royalty arrangements

At the time BicycleRD was organized, BicycleRD entered into a royalty agreement with its founders and initial investors (the “Founder Royalty Agreement”). Pursuant to the Founder Royalty Agreement, as amended in May 2017, the Company will pay a royalty rate in the low single digit percentages on net product sales that could be generated under the collaborations with Oxurion and AstraZeneca to its founders and initial investors, for a period of 10 years from the first commercial sale on a country by country basis. No royalties have been earned or paid under the royalty arrangements to date.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

13. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to ordinary shareholders	$(11,324)	$(6,503)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	17,997,929	834,043
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.63)	$(7.80)

The Company’s potentially dilutive securities which include share options, and which prior to the completion of the IPO included convertible preferred shares, warrants to subscribe for Series A and Series B1 Preferred Shares, and unvested restricted shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti‑dilutive effect:

	Three Months Ended
	March 31,
	2020	2019
Convertible preferred shares (as converted to ordinary shares)	—	11,647,529
Warrants to subscribe for convertible preferred shares (as adjusted to reflect the impact of the share capital reorganization and issuance of bonus shares (Note 6))(1)(2)	71,450	1,347,953
Restricted ordinary shares	—	56,643
Options to purchase ordinary shares	3,654,888	930,861
	3,726,338	13,982,986

(1)

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire.

(2)	At March 31, 2020, 50,000 warrants are outstanding which are exercisable into 71,450 ordinary shares (Note 6).

14. Benefit plans

The Company established a defined‑contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During each of the three months ended March 31, 2020 and 2019, the Company made contributions totaling $0.1 million to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may match employees’ contributions each year (“U.K Plan”). During each of the three months ended March 31, 2020 and 2019, the Company made contributions totaling $0.1 million to the U.K. Plan.

15. Related party transactions

The Company has entered into the Founder Royalty Agreements with its founders and initial investors (Note 12). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s Board of Directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $40,000 and zero during the three months ended March 31, 2020 and 2019, respectively.

The former Chairman of the Company’s Board of Directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling zero and $50,000 during the three months ended March 31, 2020 and 2019, respectively.

16. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long‑lived assets, including operating lease right‑of‑use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2020	2019
United States	$1,971	$2,017
United Kingdom	2,047	2,331
	$4,018	$4,348

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on March 10, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors” in Part II, Item 1A of this report. Such factors may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles ®, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint is designed to confer high affinity and selectivity,  making Bicycles attractive candidates for drug development.  Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non‑biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, which we believe together support a favorable toxicological profile.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidate, BT1718, is a Bicycle Toxin Conjugate, or BTC. This Bicycle is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1‑MMP. The Bicycle is chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK, or CRUK. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type‑A receptor 2, or EphA2, in a Company-sponsored Phase I/II study as a monotherapy and in combination with nivolumab, and is conducting Investigational New Drug application, or IND, ‑enabling activities for BT8009, a BTC targeting Nectin-4. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™).

Beyond oncology, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas where we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs outside of oncology include collaborations for anti-bacterial, cardiovascular, ophthalmology, dementia and respiratory indications.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees, customers and our business.  While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.  We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.  Our laboratories in the United Kingdom and the United States remain operational, however, in March 2020, our global non-laboratory based workforce transitioned to working remotely. We are currently preparing plans to reopen our offices to allow non-laboratory based employees to return to the office, which will be based on a phased approach that is principles-based and local in design, with a focus on patient continuity, employee safety and optimal work environment.

Clinical Development

With respect to clinical development, our CRO’s have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity.  While we have not experienced a material impact to our business, as of the date of filing of this Quarterly Report on Form 10-Q, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom have paused enrollment of new patients due to the COVID-19 pandemic.  We are currently enrolling patients in a Phase I/II clinical trial for BT5528 in the United States. The clinical trial sites remain open and activities are ongoing. However, as the COVID-19 pandemic continues, we anticipate our ability to enroll patients in the BT5528 trial may also be impacted.  We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise.  In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic.  If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical trial materials and supplies as a result of the COVID-19 pandemic.  We currently expect to have adequate global supply of clinical trial materials and supplies in 2020. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to provide investigational product to our clinical trial sites and to generate sales of and revenues from our approved products, if approved.

Other Financial and Corporate Impacts

The impact of the COVID-19 pandemic on our business operations and financial results, clinical development and regulatory efforts, corporate development objectives and the value of and market for our ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the year.

In March 2020, our global non-laboratory based workforce transitioned to working remotely. If remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, our operations, ability to timely and accurately report financial results, the operating effectiveness of our internal controls, and the security of our informational technology and systems could be impacted.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our lead product candidates, BT1718, BT5528,  BT8009, BT7480, BT7401,and BT7455 and conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of ADS’s and ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Genentech, Oxurion, AstraZeneca and Sanofi, and DDF. From our inception in 2009 through March 31, 2020, we have received gross proceeds of $193.0 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, as well as $60.6 million of cash payments under our collaboration revenue arrangements, including $30.0 million from Genentech, $9.4 million from AstraZeneca, $4.1 million from Oxurion, $14.9 million from Sanofi and $1.1 million from DDF. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $11.3 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $111.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

•	continue our development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
•	progress the preclinical and clinical development of BT8009, BT7480, BT7401, and BT7455;
•	seek to identify and develop additional product candidates;
•	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, charitable grants, monetization transactions or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital.

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

Components of Our Results of Operations

Collaboration Revenues

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with Genentech, AstraZeneca, Sanofi, Oxurion, and DDF, including amounts that are recognized related to upfront payments, milestone payments, option exercise payments, and amounts due to us for research and development services. In the future, revenue may include additional milestone payments, option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, and milestone and other payments.

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

In December, 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, or CRUK, whereby the CRUK’s Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our lead product candidate, BT1718, in patients with advanced solid tumors. CRUK has designed and prepared and is carrying out and sponsoring the clinical trial at its own cost. Upon the completion of the Phase I/IIa clinical trial, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, we will assign or grant to CRTL an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted is less certain costs, as defined by the agreement). The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. Upon the completion of the Phase IIa part of the clinical trial, we expect research and development expenses to increase significantly as we expect to fund the continued development of BT1718, as well as incur additional development milestone payments.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we:  (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT1718 and BT5528; (ii) initiate clinical trials for our product candidates, including BT8009, BT7480, BT7401 and BT7455; and (iii) build our in-house process development and analytical capabilities and continue to seek to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

•

whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, CROs, other service providers, and collaborators with whom we conduct business; and

•	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
•	progressing the preclinical and clinical development of BT8009, BT7480, BT7401 and BT7455;
•	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
•	identifying new product candidates to add to our development pipeline;
•	successful enrollment in, and the initiation and completion of clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
•	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
•	addressing any competing technological and market developments, as well as any changes in governmental regulations;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•

maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;

•	continued acceptable safety profile of the drugs following approval; and
•	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. For instance, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom have paused enrollment of new patients due to the ongoing COVID-19 pandemic.    In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

(Benefit From) Provision For Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The (benefit from) provision for income taxes presented in our condensed consolidated statements of operations and comprehensive loss represents the tax impact from our operating activities in the United States, which has generated taxable income in certain periods based on intercompany service arrangements.

The research and development tax credit received in the United Kingdom is recorded as a reduction to research and development expenses. The U.K. research and development tax credit, as described below, is fully refundable to us after surrendering tax losses and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the U.K. research and development tax credit as a reduction to research and development expenses and is not reflected as part of the income tax provision. If, in the future, any U.K. research and development tax credits generated are needed to offset a corporate income tax liability in the United Kingdom, that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded as a reduction to research and development expenses.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the RDEC Program for the year ended December 31, 2019. We will assess whether it is possible to qualify under the more favorable SME regime for future accounting periods, but this will be affected as a result of becoming a large company by reference to our staff headcount and/or our financial results.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Collaboration revenues	$1,129	$6,384	$(5,255)
Operating expenses:
Research and development	7,774	6,276	1,498
General and administrative	4,998	3,402	1,596
Total operating expenses	12,772	9,678	3,094
Loss from operations	(11,643)	(3,294)	(8,349)
Other income (expense):
Interest and other income	212	64	148
Other expense	—	(3,193)	3,193
Total other income (expense), net	212	(3,129)	3,341
Net loss before income tax provision	(11,431)	(6,423)	(5,008)
(Benefit from) provision for income taxes	(107)	80	(187)
Net loss	$(11,324)	$(6,503)	$(4,821)

Collaboration Revenues

Collaboration revenues decreased by $5.3 million in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $6.0 million decrease in revenue from our collaboration with Sanofi. In March 2019, Sanofi exercised its right to terminate the sickle cell program, resulting in the recognition of revenue of $5.3 million for amounts allocated to a material right when the option expired. This amount was offset by a $0.7 million increase of revenue under our collaboration with Genentech entered into on February 21, 2020.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
BT1718 (MT1)	$203	$448	$(245)
BT5528 (EphA2)	1,313	783	530
BT8009 (Nectin‑4)	565	1,087	(522)
Tumor-targeted immune cell agonist	1,308	—	1,308
Other discovery and platform related expense	2,710	3,064	(354)
Employee and contractor related expenses	2,673	2,136	537
Share-based compensation	675	108	567
Facility expenses	264	300	(36)
Research and development incentives	(1,937)	(1,650)	(287)
Total research and development expenses	$7,774	$6,276	$1,498

Research and development expense increased by $1.5 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase of $1.1 million in direct program spend, primarily due to increased clinical and TICA program development expenses, as well as an increase of $0.5 million in personnel-related expenses attributable to increased headcount and $0.6 million of incremental share-based compensation expense, offset by a $0.4 million decrease in other unallocated discovery and platform expense due to the timing of development activities, and by a  $0.3 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date. Through March 31, 2020, we have incurred approximately $13.1 million, $9.8 million, $6.6 million, and $2.4 million of direct expenses for the development of the BT1718, BT5528,  BT8009, and  tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Personnel related costs	$1,507	$1,161	$346
Professional and consulting fees	2,205	1,458	747
Other general and administration costs	1,185	360	825
Share-based compensation	1,446	168	1,278
Effect of foreign exchange rates	(1,345)	255	(1,600)
Total general and administrative expenses	$4,998	$3,402	$1,596

General and administrative expenses increased by $1.6 million in the three months ended March 31, 2020 compared the three months ended March 31, 2019 primarily due to an increase of $0.4 million in personnel related costs and $1.3 million in share-based compensation expense, as well as $0.8 million in professional fees, including legal, human resources, marketing and consulting costs and $0.8 million in other general and administrative costs, including insurance expense, to support operations as a public company.  These amounts were offset by a $1.6 million favorable impact of foreign exchange rates during the three months ended March 31, 2020 as compared the three months ended March 31, 2019.

Other Income (Expense), net

Other income (expense), net increased in the three months ended March 31, 2020 compared the three months ended March 31, 2019 by $3.3 million. In the three months ended March 31, 2019, we recognized $3.2 million of other expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO, whereas in the three months ended March 31, 2020 we recognized $0.2 million of interest income.

Liquidity and Capital Resources

From our inception through March 31, 2020, we have not generated any revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with AstraZeneca, Oxurion, Sanofi, DDF and Genentech.

From our inception in 2009 through March 31, 2020, we have received gross proceeds of $193.0 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, as well as $30.0 million from Genentech, $9.4 million from AstraZeneca, $4.1 million from Oxurion, $14.9 million from Sanofi and $1.1 million from DDF. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019

Net cash provided by (used in) operating activities	$21,162	$(5,201)
Net cash used in investing activities	(320)	(418)
Net cash provided by financing activities	2	34
Effect of exchange rate changes on cash	(3,324)	1,569
Net increase (decrease) in cash	$17,520	$(4,016)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 included our net loss of $11.3 million, net cash generated by changes in our operating assets and liabilities of $30.3 million and non-cash charges of $2.4 million, which included share-based compensation expense of $2.1 million, and depreciation and amortization of $0.3 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of an increase of $30.1 million in deferred revenue primarily from the upfront payment received from the Genentech arrangement, an increase of $2.7 million in accounts payable, and an increase of $0.2 million increase in other long-term liabilities, offset by an increase of $2.1 million in research and development incentives receivable, and an increase of $0.8 million in accounts receivable from start-up activities from the Genentech collaboration.

Net cash used in operating activities for the three months ended March 31, 2019 included our net loss of $6.5 million, net cash used by changes in our operating assets and liabilities of $2.4 million and non-cash charges of $3.7 million, which included share-based compensation expense of $0.3 million and depreciation and amortization of $0.2 million and changes in the fair value of the warrant liability of $3.2 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of an increase of $1.7 million in research and development incentives receivable as well as a decrease in accounts receivable of $4.9 million primarily due to a receipt from AstraZeneca and a decrease in deferred revenue of $5.3 million due to recognition of revenue related to the Sanofi collaboration arrangement.

Investing Activities

During the three months ended March 31, 2020 and 2019, we used $0.3 million and $0.4 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $2,000 from proceeds from the exercise of share options and sale of ordinary shares.

During the three months ended March 31, 2019, net cash provided by financing activities was $34,000, consisting of net proceeds from the sale of our Series B2 convertible preferred shares issued in January 2019 of $1.3 million offset by payments of initial public offering costs of $1.3 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

•	continue our development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
•	progress the preclinical and clinical development for BT8009, BT7480, BT7401 and BT7455;

•	seek to identify and develop additional product candidates;
•	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
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

In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners. Even if we are able to generate product sales, we may not become profitable. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital.

We expect that our existing cash will enable us to fund our operating expenses for at least the next twelve months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	our ability to raise capital in light of the impacts of the global COVID-19 pandemic on the global financial markets;
•	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
•

our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;

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

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
•	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
•	the success of our collaborations with Genentech, AstraZeneca, Oxurion and other partners;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
•	the costs of operating as a public company.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ADSs and ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ADSs or ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2019 Annual Report, which was filed with the SEC, on March 10, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2019 Annual Report, which was filed with the SEC on March 10, 2020. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies from those described in our 2019 Annual Report.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that has or may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO (December 31, 2024) or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2020, we had cash of $109.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2020, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a  foreign exchange gain of $1.3 million and a foreign exchange loss of $0.3 million during the three months ended March 31, 2020 and 2019, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In an interlocutory judgement delivered in April 2018, the District Court rejected Pepscan's claim that it was entitled to terminate the patent license agreement on the basis of a breach of a purported exclusive supply obligation. The District Court reserved for further proceedings a decision on both the validity of the Pepscan patent and the question of whether BicycleRD breached its confidentiality obligations. In July 2018, Pepscan appealed the decision of the District Court and the proceedings before the District Court were stayed pending a decision in that appeal.

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

European Patent Opposition Proceedings

In January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan's opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed. As of the date of this Quarterly Report on Form 10-Q, no decision has been issued by the European Patent Office in respect of this appeal.

In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in its amended form, which upheld this patent. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We also filed a Notice of Appeal contesting the amendments to the patent required by the decision of the Opposition Division along with supporting materials. As of the filing date of this Quarterly Report on Form 10-Q, no decision has been issued by the European Patent Office in respect of these appeals.

Item 1A. Risk Factors.

Investing in our American Depositary Shares, or ADSs, involves a high degree of risk.  The following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q and our 2019 Annual Report, filed with the SEC on March 10, 2020, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future,  and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term.  Since inception, we have incurred recurring losses, including $11.3 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, we had an accumulated deficit of $111.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future.  We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials.  Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials with respect to our lead product candidate, BT1718, and our other product candidates in our Bicycle® Toxin Conjugate, or BTC, tumor-targeted immune cell agonist programs, and our other pipeline programs;

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

Our revenue to date has been primarily generated from our research collaborations with Genentech, AstraZeneca AB, or AstraZeneca, Sanofi (formerly Bioverativ, Inc.), Oxurion NV (formerly ThromboGenics NV), or Oxurion, and Dementia Discovery Fund, or DDF.  There can be no assurance that we will generate revenue from these collaborations in the future.

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

Our business commenced operations in 2009.  Our operations to date have been limited to financing and staffing our company, developing our technology, conducting preclinical research and early-stage clinical trials for our product candidates and pursuing strategic collaborations to advance our product candidates.  We have not yet demonstrated an ability to successfully conduct late-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.  Accordingly, any current or prospective holder of our ADSs or ordinary shares should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours, all of which delays and difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic.

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

We believe that our existing cash of $109.6 million as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect.  Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.  Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the long-term economic impact of the pandemic is difficult to assess or predict, it has already significantly disrupted global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

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

Within our BTC program, we are investigating BT1718 for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with the Centre for Drug Development of Cancer Research UK, or CRUK.  Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from CRUK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount.  If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted.  BT1718 is designed to target tumors that express MT1-MMP.  In addition, we are evaluating BT5528, our first second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression. We are also developing BT8009, targeting Nectin-4, and BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137, for oncology indications.  These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. There can be no assurance our BTCs or Bicycle tumor-targeted immune cell agonists will ever demonstrate evidence of safety or effectiveness for any use or receive U.S. or E.U. regulatory approval in any indication.  Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BTCs, tumor-targeted immune cell agonists, and our other product candidates will depend on, among other things, our ability to:

•	successfully complete preclinical studies and clinical trials, which may be delayed;

•	receive regulatory approvals from the FDA, the European Commission based on a recommendation from the EMA and other similar regulatory authorities;

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

•

obtain and enforce sufficient intellectual property rights for any approved products and product candidates and maintain freedom to operate for such products with respect to the intellectual property rights of third parties.

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

Regulatory authorities have limited experience with Bicycles and may require evidence of safety and efficacy that goes beyond what we and our collaborators have included in our development plans.  In such a case, development of Bicycle product candidates may be more costly or time-consuming than expected, and our candidate products and those of our collaboration partners may not prove to be viable.

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

The FDA in the United States, the European Commission based on a recommendation from the EMA in the European Union and the European Economic Area, and any other comparable regulatory authorities in other jurisdictions must approve new product candidates before they can be marketed, promoted or sold in those territories.  We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates.  We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution.  We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the European Commission based on a recommendation from the EMA or any other comparable regulatory authority.

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays.  We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all.  It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage.  The ongoing COVID-19 pandemic, including many jurisdictions’ shelter-in-place, stay-at-home and similar restrictions, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials.  COVID-19-related shelter-in-place, stay-at-home and similar restrictions, site closures, travel limitations and supply chain interruptions, or infection of site personnel or trial patients with COVID-19, may also reduce our or our collaboration partners’ abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our and our suppliers’ abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

Furthermore, we sometimes estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives.  These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings or commercialization objectives.  From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, the receipt of marketing approval or a commercial launch of a product.  The achievement of many of these milestones may be outside of our control.  All of these milestones are based on a variety of assumptions, which may cause the timing of achievement of the milestones to vary considerably from our estimates.  If we fail to achieve milestones in the timeframes we expect, including as a result of the ongoing COVID-19 pandemic, the commercialization of our product candidates may be delayed, we may not be entitled to receive certain contractual payments, which could have a material adverse effect on our business, financial position, results of operations and future growth prospects.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom have paused enrollment of new patients due to the COVID-19 pandemic.  Further clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks.  For example, the Phase I/IIa trial of BT1718 is being conducted by CRUK at up to seven sites in the United Kingdom, and the findings may not be replicated in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. Additionally, the ongoing COVID-19 pandemic may negatively impact our ability to enroll participants in future or later stage trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.  We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, our ability to enroll trial participants, including as a result of the COVID-19 pandemic, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants.  If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities.  Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.  As of April 24, 2020, the most recent date for which information has been provided by the CRUK, the most common treatment-related adverse events (>15%, n=39) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, gamma-glutamyltransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease. To date, administered doses of BT5528, a second-generation BTC targeting EphA2, appear well-tolerated with manageable adverse events in the ongoing Phase I/II trial in patients with advanced solid tumors associated with EphA2 expression.

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

Two of our product candidates are currently undergoing safety testing in the form of Phase I/IIa clinical trials.  None of our products have completed this testing to date.  While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated.  Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients.  So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT1718, or any other of our product candidates are safe in humans.

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

We may be delayed or not successful in our efforts to identify or discover additional product candidates.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorization from the European Commission and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application.  Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.  Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.  We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate.  Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval.  In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.  Any marketing approval we ultimately obtain, if any, may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use.  When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure.  Second- and third-line therapies are administered to patients when prior therapy is not effective.  We may initially seek approval of BT1718, BT5528, and any other product candidates we develop as a therapy for patients who have received one or more prior treatments.  Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies.  These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies.  For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma Inc., Seattle Genetics, Inc., AstraZeneca and GlaxoSmithKline plc, are developing programs for the targets that we are exploring for our BTC programs.  Furthermore, Agenus Inc., Bristol-Myers Squibb Company, Pfizer Inc., Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc. and Roche are developing bi-specific antibodies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop.  Our competitors also may obtain FDA, European or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.  Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

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

Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Another Executive Order terminates the cost- sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The case was appealed to the U.S. Supreme Court, which heard oral arguments in December 2019, but has not yet issued a ruling. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act adversely affect our business, financial condition, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously  released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective,   Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Risks Related to Our Business and Our International Operations

COVID-19 could impact our business.

Our business could be adversely affected by the effects of the recent COVID-19 outbreak in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations as well as causing significant disruption in the operations and business of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business.

Following the outbreak of a novel strain of coronavirus, referred to as SARS‑CoV‑2, the World Health Organization declared the associated coronavirus disease (COVID-19) outbreak a pandemic. In response to the COVID-19 pandemic, many state, local and foreign governments, including the UK and U.S. have put in place quarantines, executive orders, shelter-in-place or stay-at-home orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or continue for a protracted period of time, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and those of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business.

We have implemented work-from-home policies for certain employees. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom have paused enrollment of new patients due to the COVID-19 pandemic.  Further clinical site initiation and patient enrollment may be suspended or delayed due to prioritization of hospital resources toward the COVID-19 pandemic or shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the long-term economic impact from the pandemic may be difficult to assess or predict, it has already caused significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or the existing market correction resulting from the spread of COVID-19 could materially affect our business.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

•

business interruptions resulting from geo-political actions, including war and terrorism, natural disasters,  including earthquakes, typhoons, floods and fires, or public health crises, including outbreaks of COVID-19 or H1N1 flu.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations.

European data collection is governed by restrictive regulations governing the use,  processing,  and cross-border transfer of personal information.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or the GDPR, which became effective and enforceable across all then-current member states of the European Union on May 25, 2018. In the United Kingdom, the Data Protection Act 2018 complements the GDPR. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed between the United Kingdom and European Union, the GDPR will continue to have effect in United Kingdom law until December 31, 2020 in the same fashion as was the case prior to that withdrawal as if the United Kingdom remained a member state of the European Union for such purposes. Following December 31, 2020, it is likely that the data protection obligations of the GDPR will continue to apply to United Kingdom-based organization’s processing of personal data in substantially unvaried form and fashion, for at least the short term thereafter.  The GDPR enhances data protection obligations for both processors and controllers of personal data, including by materially expanding the definition of what is expressly noted to constitute personal data, requiring additional disclosures about how personal data is to be used, imposing limitations on retention of personal data, creating mandatory data breach notification requirements in certain circumstances, and establishing onerous new obligations on services providers who process personal data simply on behalf of others, as well as obligations regarding the security and confidentiality of the personal data.  The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area to third countries (including the United States).  The GDPR has expanded its reach to include any business, regardless of its location, that processes personal data in relation to the offering of goods or services to individuals in the European Union and/or the monitoring of their behavior.  This expansion would incorporate any potential clinical trial activities in European Union member states.  The GDPR imposes special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated.  Failure to comply with the requirements of the GDPR may result in fines of up to 4% of an undertaking’s total global annual turnover for the preceding financial year, or €20,000,000, whichever is greater.   In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. While we have taken steps to comply with the

GDPR, and implementing legislation in applicable member states, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller, reviewing our security procedures, and entering into data processing agreements with relevant customers and business partners, we cannot assure you that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.

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

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. Our operations, and the operations of our third party service providers and collaborators with whom we conduct business, in the United Kingdom as well as in other countries in the European Economic Area, or EEA,  could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market.

There may continue to be economic uncertainty surrounding the consequences of Brexit, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our ADSs.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us.  Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union and Asia that are billed in U.S. dollars.  Further, potential future revenue may be derived from abroad, particularly from the United States.  As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period.  Currently, we do not have any exchange rate hedging arrangements in place. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events, such as the COVID-19 pandemic, have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies.

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

Under our collaborations with Genentech, AstraZeneca, Oxurion, and DDF, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization.  As part of our collaboration with Cancer Research Technology Limited and CRUK, CRUK’s Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors.  We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive.  We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products.  If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

•

that the COVID-19 pandemic could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers,  CROs and other service providers that we and/or our collaborators conduct business with; and

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

In addition, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan's opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed.  In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in its amended form, which upheld this patent. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We also filed a Notice of Appeal contesting the amendments to the patent required by the decision of the Opposition Division along with supporting materials. As of the filing date of this Quarterly Report on Form 10-Q, no final decision has been issued by the European

Patent Office in respect of these appeals. If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities.  Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all.  In addition, quality issues may arise during scale-up activities and at any other time.  For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of shelter-in-place, stay-at-home or similar orders or other impacts due to the ongoing COVID-19 pandemic.  If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including as a result of the impacts of the COVID-19 pandemic on the global workforce and manufacturing operations, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us.  In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes.  We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates.  These legal means, however, afford only limited protection and may not adequately protect our rights.  As of March 31, 2020, our intellectual property portfolio includes four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 73 patent families directed to bicyclic peptides and related conjugates, and seven patent families directed to clinical indications and other properties of development assets.

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

In addition, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan's opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed.   In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in its amended form, which upheld this patent. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We also filed a Notice of Appeal contesting the amendments to the patent required by the decision of the Opposition Division along with supporting materials. As of the filing date of this Quarterly Report on Form 10-Q, no final decision has been issued by the European Patent Office in respect of these appeals.  If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

We may be subject to claims that former employees, collaborators or other third parties have an ownership interest in the patents and intellectual property that we own or that we may own or license in the future.  While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own or such assignments may not be self-executing or may be breached.  We could be subject to ownership disputes arising, for example, from conflicting obligations of employees, consultants or others who are involved in developing our products or product candidates.  Litigation may be necessary to defend against any claims challenging inventorship or ownership.  If we fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference and post-grant proceedings before the USPTO.  There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our product candidates.  We cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.  Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing.  In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.  Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future.  The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance.  The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture.  The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform.  If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this.  Proving invalidity is difficult.  For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.  Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results.  In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property.  To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel.  In addition, our patents may become involved in inventorship, priority, or validity disputes.  To counter or defend against such claims can be expensive and time-consuming, and our adversaries may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.  Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both.

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

As of March 31, 2020, we had 78 full-time or part-time employees.  Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner.  We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft,  data corruption and significant disruption of our business operations.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities.  As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data.  In addition, due to the COVID-19 pandemic, we have enabled our non-laboratory-based our employees to work remotely, which may make us more vulnerable to cyberattacks. We have been the target of cyber-attacks in the past.  For example, we were recently targeted in a phishing incident, which included email accounts being accessed by unauthorized third parties.  Promptly after discovery, we performed third-party investigations and as there was no evidence of access or acquisition of any personal information as a result of the incident, we believe that no further action was required under U.K, E.U. (GDPR) or U.S. federal or state law.  There was no material impact to our business or financial condition.  While we believe we responded appropriately, including implementing remedial measures to stop the cyber-attacks and with the goal of preventing similar ones in the future, there can be no assurance that we will be successful in these remedial and preventative measures or successfully mitigating the effects of future cyber-attacks.  Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems.  Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects.  In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to respond appropriately to such breaches and to implement further data protection measures. We are aware that some public companies have recently received Civil Investigative Demands from the Federal Trade Commission, or FTC, requesting information and documents following disclosures of privacy or security incidents in SEC filings. The FTC has taken the position that inadequately disclosing privacy and security incidents in SEC filings may be a deceptive business practice, and the FTC has relied on SEC filings as a launching pad for incident investigations even where the filings were not inadequate.  We cannot be certain that the FTC will consider our disclosure adequate or that the FTC will not rely on our disclosure to initiate an incident investigation.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity.  Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:  (1) FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, and (4) laws that require the reporting of financial information or data accurately.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, bribery and other abusive practices.  These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Employee or collaborator misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. In May 2019, we adopted a code of conduct and business ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

The market price of our ADSs is highly volatile.  Since our initial public offering, or IPO, in May 2019, through May 4, 2020, the trading price of our ADSs has ranged from $19.79 to $6.24.    The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs.  The market price for our ADSs may be influenced by many factors, including:

•	adverse results or delays in preclinical studies or clinical trials;

•	reports of adverse events in products similar or perceived to be similar to those we are developing or clinical trials of such products;

•	an inability to obtain additional funding;

•	failure by us to successfully develop and commercialize our product candidates;

•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us to identify additional product candidates for our pipeline;

•	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;

•	changes in laws or regulations applicable to future products;

•	changes in the structure of healthcare payment systems;

•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	the introduction of new products, services or technologies by our competitors;

•	failure by us to meet or exceed financial projections we may provide to the public;

•	failure by us to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or shareholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our ADSs or ordinary shares by us or our shareholders in the future; and

•	the trading volume of our ADSs.

In addition, companies trading in the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects.  Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our ADSs, regardless of our actual operating performance.

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

As of March 31, 2020, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 78.6% of our ordinary shares and ordinary shares in the form of ADSs.  Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting.  Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions.  Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs.  Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs.  For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure program, or RDEC Program.  Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions).  The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims.  On October 29, 2018, the U.K. government proposed that from April 1, 2020 the amount of payable credit that a qualifying loss-making SME business can receive through R&D relief in any one year will be capped at three times the company’s total PAYE and NICs liability for that year. An update on the proposal and the timing of its introduction is expected from the U.K. government on or after March 11, 2020 as part of the U.K. annual “budget” fiscal event.

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

There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of March 31, 2020, we have utilized approximately $24.4 million of the net proceeds from the IPO, primarily to advance our BT1718, BT5528, BT8009, BT7480, and other discovery development programs, as well as for continued drug discovery efforts and translational research activities, and for working capital and other general corporate purposes. We have invested the remaining net proceeds from our IPO in interest bearing cash accounts.

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

10.1*	Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2020.

10.2††

Discovery Collaboration and License Agreement between BicycleTx Limited and Genentech, Inc., dated February 21, 2020 (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

††    Portions of this Exhibit (indicated with [***]) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

#     The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10‑Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BICYCLE THERAPEUTICS PLC

Date: May 7, 2020	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)