Form 10-Q
period 2020-06-30
BICYCLE THERAPEUTICS plc
filed 2020-08-05
CIK 1761612

an

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ◻   No ⌧

As of August 3, 2020, the registrant had 19,284,370 ordinary shares, nominal value £0.01 per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC, tumor-targeted immune cell agonist programs, and our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	cost associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

ii

●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$96,910	$92,117
Accounts receivable	489	201
Prepaid expenses and other current assets	4,318	4,884
Research and development incentives receivable	10,814	6,944
Total current assets	112,531	104,146
Property and equipment, net	2,173	2,292
Operating lease right-of-use assets	1,627	2,056
Other assets	2,271	1,700
Total assets	$118,602	$110,194
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,338	$1,949
Accrued expenses and other current liabilities	8,221	6,144
Deferred revenue, current portion	5,419	728
Total current liabilities	16,978	8,821
Operating lease liabilities	850	1,251
Deferred revenue, net of current portion	27,663	4,929
Other long‑term liabilities	2,085	1,995
Total liabilities	47,576	16,996
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 31,995,653 shares authorized at June 30, 2020 and December 31, 2019; 18,091,657 and 17,993,701 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	228	227
Additional paid-in capital	198,507	195,056
Accumulated other comprehensive loss	(3,720)	(1,535)
Accumulated deficit	(123,989)	(100,550)
Total shareholders’ equity	71,026	93,198
Total liabilities and shareholders’ equity	$118,602	$110,194

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaboration revenues	$1,571	$1,522	$2,700	$7,906
Operating expenses:
Research and development	7,958	6,537	15,728	12,813
General and administrative	6,196	2,973	11,197	6,375
Total operating expenses	14,154	9,510	26,925	19,188
Loss from operations	(12,583)	(7,988)	(24,225)	(11,282)
Other income (expense):
Interest and other income, net	371	90	583	154
Other expense, net	—	(2,184)	—	(5,377)
Total other income (expense), net	371	(2,094)	583	(5,223)
Net loss before income tax provision	(12,212)	(10,082)	(23,642)	(16,505)
(Benefit from) provision for income taxes	(97)	135	(204)	215
Net loss	$(12,115)	$(10,217)	$(23,438)	$(16,720)
Net loss attributable to ordinary shareholders	$(12,115)	$(10,217)	$(23,438)	$(16,720)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.67)	$(1.40)	$(1.30)	$(4.08)
Weighted average ordinary shares outstanding, basic and diluted	18,077,770	7,298,139	18,024,314	4,101,564

Comprehensives Loss:
Net loss	$(12,115)	$(10,217)	$(23,438)	$(16,720)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(1,512)	(2,185)	(432)
Total comprehensive loss	$(12,116)	$(11,729)	$(25,623)	$(17,152)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	1,071	—	2	—	—	2
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	21,435	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	2,121	—	—	2,121
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,184)	—	(2,184)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,324)	(11,324)
Balance at March 31, 2020	—	$—	—	$—	—	$—	18,016,207	$227	$197,179	$(3,719)	$(111,874)	$81,813
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	4,000	—	9	—	—	9
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	71,450	1	—	—	—	1
Share-based compensation expense	—	—	—	—	—	—	—	—	1,319	—	—	1,319
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,115)	(12,115)
Balance at June 30, 2020	—	$—	—	$—	—	$—	18,091,657	$228	$198,507	$(3,720)	$(123,989)	$71,026

Balance at December 31, 2018	2,800,001	$41,820	3,947,198	$54,621	1,323,248	$25,756	814,728	$10	$1,857	$(1,751)	$(69,942)	$(69,826)
Issuance of convertible preferred shares	—	—	—	—	80,385	1,583	—	—	—	—	—	—
Issuance of restricted share awards	—	—	—	—	—	—	27,304	1	103	—	—	104
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	3	—	—	—	—	—
Share‑based compensation expense	—	—	—	—	—	—	—	—	172	—	—	172
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,080	—	1,080
Net loss	—	—	—	—	—	—	—	—	—	—	(6,503)	(6,503)
Balance at March 31, 2019	2,800,001	$41,820	3,947,198	$54,621	1,403,633	$27,339	842,035	$11	$2,132	$(671)	$(76,445)	$(74,973)
Conversion of convertible preferred shares to ordinary shares	(2,800,001)	(41,820)	(3,947,198)	(54,621)	(1,403,633)	(27,339)	11,647,529	146	123,634	—	—	123,780
Reclassification of warrant liability to additional paid-in capital and exercise of warrants	—	—	—	—	—	—	702,557	9	10,018	—	—	10,027
Issuance of ADSs in initial public offering, net of underwriting discounts, commissions and offering expenses of $8.4 million	—	—	—	—	—	—	4,637,666	59	56,469	—	—	56,528
Issuance of restricted share awards	—	—	—	—	—	—	56,643	1	292	—	—	293
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	14,301	—	21	—	—	21
Share-based compensation expense	—	—	—	—	—	—	—	—	612	—	—	612
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,512)	—	(1,512)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,217)	(10,217)
Balance at June 30, 2019	—	—	—	—	—	—	17,900,731	226	193,178	(2,183)	(86,662)	104,559

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,438)	$(16,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	3,440	1,181
Depreciation and amortization	615	443
Change in fair value of warrant liability	—	5,381
Changes in operating assets and liabilities:
Accounts receivable	(332)	4,955
Research and development incentives receivable	(4,446)	(3,518)
Prepaid expenses and other current assets	267	(60)
Operating lease right‑of‑use assets	374	352
Other assets	(292)	(124)
Accounts payable	1,325	530
Accrued expenses and other current liabilities	2,050	(978)
Lease liabilities	4	(351)
Deferred revenue	29,013	(4,329)
Other long-term liabilities	233	429
Net cash provided by (used in) operating activities	8,813	(12,809)
Cash used in investing activities:
Purchases of property and equipment	(621)	(881)
Net cash used in investing activities	(621)	(881)
Cash flows from financing activities:
Proceeds from issuance of series B2 convertible preferred shares, net of issuance costs	—	1,334
Proceeds from the issuance of ADSs in initial public offering, net of issuance costs	—	57,768
Proceeds from the exercise of share options and sale of ordinary shares	11	21
Proceeds from the exercise of warrants	1	6
Net cash provided by financing activities	12	59,129
Effect of exchange rate changes on cash	(3,411)	(283)
Net increase in cash	4,793	45,156
Cash at beginning of period	92,117	63,380
Cash at end of period	$96,910	$108,536
Supplemental disclosure of cash flow information
Cash paid for income taxes	38	73
Public offering costs accrued but not paid	274	664
Cash paid for amounts included in the measurement of operating lease liabilities	406	447
Purchases of property and equipment included in accounts payable and accrued expenses	12	—
Conversion of convertible preferred shares to ordinary shares upon closing of the initial public offering	—	123,780
Reclassification of warrant liability to additional paid-in capital	—	10,021

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles®, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company’s lead product candidate, BT1718, is a Bicycle Toxin Conjugate (“BTC”) that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK. The Company is also evaluating BT5528, a second-generation BTC targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II trial as a monotherapy and in combination with nivolumab and plans to commence a Company-sponsored Phase I/II clinical trial of BT8009, a second-generation BTC targeting Nectin-4, in 2020. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™). Beyond oncology, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas that include anti-bacterial, cardiovascular, ophthalmology, dementia and respiratory indications.

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

Liquidity

On May 28, 2019, the Company completed its initial public offering (the “IPO”), pursuant to which it issued and sold 4,333,333 American Depositary Shares (“ADSs”), representing the same number of ordinary shares at a public offering price of $14.00 per ADS. In addition, in June 2019, the Company issued and sold an additional 304,333 ADSs, pursuant to the partial exercise of the underwriters’ option to purchase additional ADSs. The aggregate net proceeds received by the Company from the IPO were $56.4 million, after deducting underwriting discounts and commissions of $4.5 million and offering expenses of $4.0 million.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from sales of convertible preferred shares (Note 6), proceeds received from its collaboration arrangements (Note 10), proceeds from the IPO completed in May 2019. The Company has incurred recurring losses since inception, including $12.1 and $23.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had an accumulated deficit of $124.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, revenue recognition, the fair value of ordinary shares and the valuation of the warrant liability prior to the Company’s IPO, share-based compensation expense, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience and may be changed as new events occur and additional information is obtained. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions, and any such differences may be material to the Company’s financial statements.

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, the Company established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on the Company’s business. While the Company is experiencing limited financial impacts at this time, the extent to which the COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for the Company’s ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The accompanying condensed consolidated balance sheet at June 30, 2020, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred shares and shareholders’ equity (deficit) for the three months and six months ended June 30, 2020 and 2019, and condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange gain of $0.1 million and $0.7 million during the three months ended June 30, 2020 and 2019, respectively, and foreign exchange gain of $1.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes and will be effective beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2019-12 in the consolidated financial statements.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of June 30, 2020 and December 31, 2019, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2020 and December 31, 2019.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$4,529	$4,326
Leasehold improvements	363	300
Computer equipment and software	176	229
Furniture and office equipment	165	120
	5,233	4,975
Less: Accumulated depreciation and amortization	(3,060)	(2,683)
	$2,173	$2,292

Depreciation expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued employee compensation and benefits	$1,786	$2,514
Accrued external research and development expenses	4,143	2,055
Accrued professional fees	1,470	867
Current portion of operating lease liabilities	653	640
Other	169	68
	$8,221	$6,144

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

7. Warrant liability

On May 26, 2017, the Company issued 200,000 warrants to subscribe for Series A Preferred Shares at £0.01 each, which were exercisable at any time after May 26, 2017 provided that they had not otherwise lapsed in accordance with their terms. The warrants to subscribe for Series A Preferred Shares expired upon the earlier of (i) 10 years from their issuance date, or (ii) upon an IPO or exit unless an exercise delay notice was provided by the Series A warrant holder, in which case they expire 12 months following an IPO or exit. On May 28, 2019, in conjunction with the completion of the IPO, 120,000 warrants to subscribe for Series A Preferred Shares were exercised for 171,480 ordinary shares. The holders of the remaining 80,000 warrants, which were exercisable into 114,320 ordinary shares following the completion of the IPO, as adjusted for the impact of the Share Capital Reorganization (Note 6), provided the Company with an exercise delay notice. As of June 30, 2020, all of the warrants have been exercised.

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

Prior to the completion of the IPO, the warrants to subscribe for Series A and Series B1 Preferred Shares were recorded as a liability and remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as other expense, net in the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and met the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the condensed consolidated balance sheet. The Company recorded other expense of zero and $2.2 million related to the remeasurement of the warrant liability during the three months ended June 30, 2020 and 2019, respectively, and zero and $5.4 million for the six months ended June 30, 2020 and 2019, respectively.

8. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of June 30, 2020 and December 31, 2019, the Company has not declared any dividends.

As of June 30, 2020 and December 31, 2019, the Company’s authorized capital share consisted of 31,995,653 ordinary shares with a nominal value of £0.01 per share.

9. Share-based compensation

Employee incentive pool

2020 Share Option Plan

In June 2020, the Company’s shareholders approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan (the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, restricted share units, performance restricted share units and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2020, there were 4,773,557 shares available for issuance and no share outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2020, there were 2,645,465 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

Share options previously issued under the 2019 Share Option Plan have a 10 year contractual life, and generally either vest monthly over a three year service period, or over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments. Certain awards granted to our non-employee directors were fully vested on the date of grant. The exercise price of share options issued under the 2019 Share Option Plan is not less than the fair value of ordinary shares as of the date of grant.

Pre-IPO Share Options and restricted shares

Prior to the IPO, the Company issued share options and ordinary shares, as administered by the board of directors, using standardized share option and share subscription agreements. As of June 30, 2020, there were 1,008,547 pre-IPO share options outstanding. Options granted, as well as restricted shares granted as employee incentives prior to the IPO, typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments and expire no later than 10 years from the date of grant.

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

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of June 30, 2020, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expenses	$522	$291	$1,195	$399
General and administrative expenses	797	614	2,245	782
	$1,319	$905	$3,440	$1,181

Share options

The following table summarizes the Company’s option activity since December 31, 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,634,346	$9.57	9.04	$2,868
Granted	1,174,434	10.88	—	—
Exercised	(5,071)	2.29	—	—
Forfeited	(149,697)	10.72	—	—
Outstanding as of June 30, 2020	3,654,012	$9.91	8.94	$21,378
Vested and expected to vest as of June 30, 2020	3,654,012	$9.91	8.94	$21,378
Options exercisable as of June 30, 2020	1,168,098	$8.06	8.18	$9,655

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2020 and 2019 was $7.08 per share and $8.26 per share, respectively.

Total share-based compensation expense for share options granted was $1.3 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2019, respectively. Expense for non-employee consultants for the three months and six months ended June 30, 2020 and 2019 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was immaterial and $0.1 million for the three and six months ended June 30, 2020, respectively, and $0.1 million for each of the three and six months June 30, 2019.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.2%	1.5%	2.2
Expected volatility	76.8%	78.0%	74.1%	78.1
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	5.8	6.0	5.9

As of June 30, 2020, total unrecognized compensation expense related to the unvested employee and director share-based awards was $14.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted shares

The Company had granted restricted shares with service-based vesting conditions. In conjunction with the IPO in May 2019, the board of directors modified the vesting terms to accelerate vesting for all then unvested restricted shares. As of June 30, 2020 and December 31, 2019 there are no unvested restricted ordinary shares. Total share-based compensation for unvested restricted shares granted was zero for each of the three and six months ended June 30, 2020, and $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

The fair value of employee restricted share awards vested, based on estimated fair values of the ordinary shares underlying the restricted share awards on the day of vesting, was zero during each of the three and six months ended June 30, 2020, and $0.6 million and $0.7 million during the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

10. Significant agreements

For the three and six months ended June 30, 2020 and 2019, the Company had collaboration agreements with Genentech Inc. (“Genentech”), AstraZeneca AB (“AstraZeneca”), Sanofi (formerly Bioverativ), Oxurion (formerly ThromboGenics), and the Dementia Discovery Fund (“DDF”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from the Company’s collaboration agreements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaboration revenues
AstraZeneca	$319	$362	$731	$787
Sanofi	—	57	—	6,016
Dementia Discovery Fund	56	103	112	103
Material transfer agreement	—	1,000	—	1,000
Genentech	1,196	—	1,857	—
Total collaboration revenues	$1,571	$1,522	$2,700	$7,906

AstraZeneca Collaboration Agreement

Summary of Agreement — 2016 Agreement

In November 2016, the Company entered into a Research Collaboration Agreement (the “AstraZeneca Collaboration Agreement”) with AstraZeneca. The collaboration is focused on the research and development of Bicycle peptides that bind to up to six biological targets. After discovery and initial optimization of such Bicycle peptides, AstraZeneca will be responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca has option rights, at drug candidate selection, which allow it to obtain development and exploitation license rights with regard to such drug candidate. The initial research obligation focuses on two targets within respiratory, cardiovascular and metabolic disease. AstraZeneca also had an option to nominate up to four additional targets at any point up to the second anniversary of the agreement (“Additional Four Target Option”). The exercise of this option right resulted in an option fee payable to the Company of $5.0 million and the research obligations and rights consistent with the obligations and rights related to the initial two targets discussed below.

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

For each of the three and six months ended June 30, 2020, the Company recognized zero, and for the three and six months ended 2019, the Company recognized $25,000 and $0.2 million, respectively, of collaboration revenue related to the Target One and Target Two Research License and Related Services for its Collaboration Agreement with AstraZeneca. As of June 30, 2020, and December 31, 2019, the Company recorded zero deferred revenue in connection with the 2016 AstraZeneca Collaboration Agreement.

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

For the three and six months ended June 30, 2020, the Company recognized $0.3 million and $0.7 million, respectively, and for the three and six months ended June 30, 2019 the Company recognized $0.3 million and $0.6 million, respectively, of revenue for the Target Three Research License and Related Service and research and development services for the fourth target and fifth targets related to the May 2018 AstraZeneca Option Exercise. As of June 30, 2020, and as of December 31, 2019, the Company recorded $4.8 million and $4.9 million of deferred revenue, respectively, in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

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
$14,200

The Company recognized revenue related to amounts allocated to the Sickle Cell Research License and Related Services and the Hemophilia Research License and Related Services obligations as the underlying services were performed using a proportional performance model, over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue and the Company commended revenue recognition when the underlying option was exercised or upon expiry of the option.

During the year ended December 31, 2019, Sanofi extended the research and development services on both programs. The arrangement consideration increased to $14.9 million. On March 28, 2019, Sanofi notified the Company that it would not exercise the Sickle Cell License Option. As a result, the amount allocated to the Sickle Cell License Option Material Right of $5.3 million was recognized into revenue during the three months ended June 30, 2019. The collaboration with Sanofi was terminated effective October 23, 2019, and as a result, deferred revenue related to amounts allocated to the Hemophilia License Option Material Right were recognized in the fourth quarter of 2019.

The Company recognized zero of collaboration revenue for the three and six months ended June 30, 2020, respectively, and $0.1 million and $6.0 million for the three and six months ended June 30, 2019, respectively, related to its collaboration with Sanofi. As of June 30, 2020 and December 31, 2019 the Company recorded zero deferred revenue related to its collaboration with Sanofi.

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

Under the Oxurion Collaboration Agreement, the Company was obligated to perform specified research activities in accordance with the research plan, which includes two stages. Stage I, now completed, focused on the screening of targets using the Company’s Bicycle peptide discovery platform with the goal of identifying compounds that meet the criteria set by the parties, and Stage II, during which Oxurion has continued research activities on selected Bicycle peptides with the goal of identifying compounds for further development and commercialization. The Company is not obligated or expected to perform any research services during Stage II of the research plan.

The Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion Collaboration Agreement provided for an upfront payment of €1.0 million and potential additional research and development funding, at an agreed upon FTE rate, should the research effort require more than one FTE or the research plan be amended or extended by Oxurion. In addition, Oxurion is required to make certain milestone payments to the Company upon the achievement of specified research, development, regulatory and commercial events. More specifically, for each collaboration program, the Company is eligible to receive up to €8.3 million in research and development milestones of which €1.8 million has been received as of June 30, 2020. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or EU for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

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

Accounting Analysis

Under the Oxurion Collaboration Agreement, all licenses were granted and research services to be provided by the Company were fully completed and revenue associated with those obligations was fully recognized prior to January 1, 2016. Under the First Amendment, the Company has identified a single performance obligation associated with the performance of research services associated with Stage I of the research plan for which the Company was reimbursed for its services at a specified FTE reimbursement rate plus out of pocket costs which were recognized on a proportional performance basis as the associated FTE efforts and costs were incurred, which best reflected the progress towards satisfaction of the performance obligation. None of the unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at June 30, 2020 and December 31, 2019.

The research services under the First Amendment were completed in 2018. The Company recognized zero in revenue during each of the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, and December 31, 2019 the Company recorded zero deferred revenue related to its collaboration with Oxurion.

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

For each of the three and six month periods ended June 30, 2020 and 2019 the Company recognized $0.1 million of revenue. As of June 30, 2020, and December 31, 2019 the Company recorded $0.6 million and $0.7 million, respectively, of deferred revenue related to its collaboration with DDF.

Material Transfer Agreement

In October 2018, the Company entered into a Materials Transfer Agreement. Under the terms of the agreement, the Company agreed to transfer bicyclic peptides (the “Materials”) to the recipient for the purpose of testing the materials in order to evaluate the Company’s technology platform. The recipient agreed to pay the Company $1.0 million within 30 business days after receipt of the materials and related data package, which was paid to the Company in May 2019. The Company recognized $1.0 million of revenue during the three and six months ended June 30, 2019 related to its Materials Transfer Agreement, as the Company concluded that the recipient had the ability to direct the use of and obtain substantially all of the remaining benefit from the Materials upon the delivery of the Materials and the data package.

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

Accounting Analysis

Upon the execution of the Genentech Collaboration Agreement, the Company has identified the following performance obligations:

(i)Research license, and the related research and development and preclinical services through LSR Go for a first Genentech Collaboration Program (Genentech Collaboration Program #1);
(ii)Research license, and the related research and development and preclinical services through LSR Go for a second Genentech Collaboration Program with a specified Targeting Arm (Genentech Collaboration Program #2);
(iii)Material right associated with an option to a specified Targeting Arm for Genentech Collaboration Program #1;
(iv)Two material rights associated with the LSR Go Option for Genentech Collaboration Program #1 and Genentech Collaboration Program #2, which includes research services to be provided through the Dev Go Option and an option to receive an exclusive license;
(v)Material rights associated with certain limited substitution rights with respect to a limited number of collaboration targets;
(vi)Two material rights related to each Genentech Expansion Option, which upon exercise include the services for an additional immuno-oncology target through the LSR Go Option, an LSR Go Option which includes the services to be provided through the Dev Go Option and an option to receive an exclusive license, limited substitution rights, and an option to select a specified Targeting Arm

The Company concluded that certain substitution rights that require the payment of additional consideration, which approximate the standalone selling price of the underlying services to be provided, do not provide the customer with a material right and therefore, are not considered as performance obligations and are accounted for as separate a contracts upon exercise, if ever. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

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
$31,000

The Company will recognize revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent time and external expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two years, and the material rights will be exercised or expire within approximately four years from contract execution.

During the three and six months ended June 30, 2020 the Company recognized revenue of $1.2 million and $1.9 million, respectively. As of June 30, 2020, the Company recorded $27.7 million of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Period	Additions	Deductions	Rates	Period
Period ended June 30, 2020
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,913	271	(33)	(344)	4,807
DDF collaboration deferred revenue	744	—	(112)	(50)	582
Genentech collaboration deferred revenue	—	31,000	(1,857)	(1,450)	27,693
Total deferred revenue	$5,657	$31,271	$(2,002)	$(1,844)	$33,082

	Balance at			Impact of	Balance at
	Beginning of			Exchange	End of
	Period	Additions	Deductions	Rates	Period
Period ended December 31, 2019
Contract assets	$—	$149	$(149)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,727	58	(35)	163	4,913
Sanofi collaboration deferred revenue	9,908	—	(9,984)	76	—
DDF collaboration deferred revenue	—	1,114	(394)	24	744
Total deferred revenue	$14,635	$1,172	$(10,413)	$263	$5,657

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance at June 30, 2020 includes $4.5 million allocated to the Target 3, Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

The Genentech deferred revenue balance at June 30, 2020 includes $19.7 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$(1,251)	$(113)	$(2,002)	$(138)
Revenue recognized based on expiration of material rights	—	—	—	(5,286)
Total	$(1,251)	$(113)	$(2,002)	$(5,424)

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

CRUK is responsible to design, prepare, carry out and sponsor the clinical trial at its cost. The Company is responsible for supplying agreed quantities of GMP materials for the trial, the supply of which has been completed. In the event that additional quantities are needed, the Company will provide CRUK with all reasonable assistance to complete the arrangements necessary for the generation and supply of such additional GMP materials but CRUK will be responsible for supplying and paying for such additional quantities of GMP materials.

The Company granted CRUK a license to its intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial the Company retains the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, the Company will assign or grant to CRTL an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted). The CRUK Agreement contains additional future milestone payments upon the achievement of development and regulatory milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed.

The CRUK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products or is an affiliate of such party). CRUK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met, in which case, if the trial is terminated by CRUK prior to the completion of the Phase 1a dose escalation portion of the trial for such reasons or if CRUK refuses release of any additional quantities of GMP materials or if the parties cannot agree upon a plan to supply the additional quantities of GMP materials, the Company will be obligated to refund fifty percent of the costs and expenses incurred or committed by CRUK to perform the clinical trial. If the trial is terminated by CRUK for an insolvency event, a material breach by the Company, or if the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, the Company will reimburse CRUK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, CRUK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and the Company will assign or grant to CRTL an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company.

The Company concluded that the costs incurred by CRUK is a liability in accordance with ASC 730, Research and Development, as the payment is not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $2.1 million and $2.0 million at June 30, 2020 and at December 31, 2019, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the statements of operations and comprehensive loss.

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

The Company granted to CRUK a license to the Company’s intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. The Company retains the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, CRTL may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The CRUK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the CRUK in the very low double digit percentage of sublicense income depending on the stage of development when the license is granted.

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by CRUK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse CRUK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products, CRUK will not be obliged to grant a license to us in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. There were no material activities initiated under the BT7401 CRUK arrangement as of June 30, 2020.

11. Income Taxes

During the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company’s income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company’s income tax provision recognized represents income tax payable in the United States on profits generated from an intercompany service arrangement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, and the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of June 30, 2020 and December 31, 2019.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use assets and corresponding lease liabilities:

●	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company has not included any option periods in the expected lease term as it is not reasonably certain that the Company will exercise such options.
●	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third-party quotations.
●	Lease and non-lease components — In certain cases, the Company is also responsible for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The amounts paid are considered non-lease components. The Company has elected the practical expedient which allows the non-lease components to be combined with the lease components. The payments for other operating costs are considered variable lease cost and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three	Six
	Months	Months
	June 30,	June 30,
	2020	2020
Operating lease cost	$220	$443
Variable lease cost	164	303
Total lease cost	$384	$746
Weighted‑average remaining operating lease term (years)	2.2	2.2
Weighted‑average discount rate	8.59%	8.59%

The following table summarizes the maturities of the Company’s operating leases as of June 30, 2020 (in thousands):

Year Ending December 31,
2020	$443
2021	753
2022	443
2023	—
Present value adjustment	(136)
Total lease liabilities	$1,503
Less: current lease liabilities	(653)
Long term lease liabilities	$850

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

In September 2016, the Company’s subsidiary, Bicycle RD Limited (“BicycleRD”), filed a complaint in the District Court of The Hague (the “District Court”) against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009. BicycleRD included a conditional claim for a ruling that the licensed patent relevant to BicycleRD’s activities is invalid. In response, Pepscan counterclaimed for injunctive relief and unquantified damages. The Company is vigorously prosecuting its claims and defending against those of Pepscan. The Company does not believe that a loss is probable or estimable at this time, and as such, the Company has not recorded a liability related to the Pepscan litigation as of June 30, 2020 and December 31, 2019. Should the Company not be successful in maintaining its rights to Pepscan’s patent or in the Company’s alternative demand that the patent be invalidated, commercialization of the Company’s lead product could be delayed. As the Pepscan patent is expected to expire prior to the expected commercialization date of the product, the Company does not believe that the legal proceedings could have a material adverse effect on the Company’s business and operating results.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

13. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to ordinary shareholders	$(12,115)	$(10,217)	$(23,438)	$(16,720)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	18,077,770	7,298,139	18,024,314	4,101,564
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.67)	$(1.40)	$(1.30)	$(4.08)

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

	Six Months Ended
	June 30,
	2020	2019
Warrants to subscribe for convertible preferred shares (as adjusted to reflect the impact of the share capital reorganization and issuance of bonus shares (Note 6))(1)(2)	—	114,320
Options to purchase ordinary shares	3,654,012	2,615,949
	3,654,012	2,730,269

(1)	On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire.
(2)	At June 30, 2019, 80,000 warrants are outstanding which are exercisable into 114,320 ordinary shares.

14. Benefit plans

The Company established a defined‑contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three months ended June 30, 2020 and 2019 the Company made contributions totaling $38,000 and $25,000, respectively, to the 401(k) Plan. During each of the six months ended June 30, 2020 and 2019, the Company made contributions totaling $0.1 million to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may match employees’ contributions each year (“U.K Plan”). During each of the three months ended June 30, 2020 and 2019 the Company made contributions totaling $0.1 million to the U.K. Plan. During each of the six months ended June 30, 2020 and 2019, the Company made contributions totaling $0.2 million to the U.K. Plan.

15. Related party transactions

The Company has entered into the Founder Royalty Agreements with its founders and initial investors (Note 12). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s Board of Directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.1 million during each of the three and six month periods ended June 30, 2020, and zero during each of the three and six month periods ended June 30, 2019.

The former Chairman of the Company’s Board of Directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling zero during each of the three and six month periods ended June 30, 2020, and zero and $50,000 during the three and six months ended June 30, 2019, respectively.

16. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2020	2019
United States	$1,823	$2,017
United Kingdom	1,977	2,331
	$3,800	$4,348

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

17. Subsequent events

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market offering program (“ATM”) under which the Company may offer and sell, from time to time at its sole discretion, ADSs through the Sales Agents, representing the same number of ordinary shares, having an aggregate offering price of up to $50.0 million. On July 7, 2020, the Company sold 1,192,713 ADSs, representing the same number of ordinary shares at a public offering price of $15.50 per ADS ordinary share pursuant to the Sales Agreement, for gross proceeds of $18.5 million, resulting in net proceeds of $17.6 million after deducting sales commissions and offering expenses of $0.9 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on March 10, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors” in Part II, Item 1A of this report. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles®, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint is designed to confer high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non-biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, which we believe together support a favorable toxicological profile.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidate, BT1718, is a Bicycle Toxin Conjugate, or BTC. This Bicycle is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1-MMP. The Bicycle is chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK, or CRUK. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type-A receptor 2, or EphA2, in a Company-sponsored Phase I/II trial as a monotherapy and in combination with nivolumab, and plans to commence a Company-sponsored Phase I/II clinical trial of BT8009, a second-generation BTC targeting Nectin-4, in 2020. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™).

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

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees, customers and our business. While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the ongoing COVID-19 situation as we evolve our business continuity plans and response strategy. Our laboratories in the United Kingdom and the United States remain operational, however, in March 2020, our global non-laboratory based workforce transitioned to working remotely. We have prepared and begun to implement plans to reopen our offices to allow non-laboratory based employees to return to the office, in a phased approach that is principles-based and local in design, with a focus on employee safety and optimal work environment. However, in light of continually changing circumstances regarding infection rates and local government recommendations, we may be required to suspend or reverse any planned return to the office in the future.

Clinical Development

With respect to clinical development, our CROs have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. While we have not experienced a material impact to our business, during the first half of 2020, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic. As of the date of filing of this Quarterly Report on Form 10-Q, the pause in enrollment has been lifted and patient enrollment in the Phase IIa portion of the clinical trial is underway. We are also currently enrolling patients in a Phase I/II clinical trial for BT5528 in the United States. These clinical trial sites have remained open and activities are ongoing. However, as the COVID-19 pandemic continues, we anticipate our ability to enroll patients in these trials may be impacted. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical trial materials and supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate global supply of clinical trial materials and supplies in 2020. If the COVID-19 pandemic persists for an extended period of time or begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to provide investigational product to our clinical trial sites and to generate sales of and revenues from our approved products, if approved.

Other Financial and Corporate Impacts

The impact of the ongoing COVID-19 pandemic on our business operations and financial results, clinical development and regulatory efforts, corporate development objectives and the value of and market for our ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. If remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect or are reimposed due to increased incidence or infection rates, we may need to reassess our priorities and our corporate objectives for the year. Additionally, our operations, ability to timely and accurately report financial results, the operating effectiveness of our internal controls, and the security of our informational technology and systems could be impacted.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our lead product candidates, BT1718, BT5528, BT8009, BT7480, BT7455, and BT7401 conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of ADSs and ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Genentech, Oxurion, AstraZeneca and Sanofi and DDF. From our inception in 2009 through June 30, 2020, we have received gross proceeds of $193.1 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, as well as $61.6 million of cash payments under our collaboration revenue arrangements, including $31.0 million from Genentech, $9.4 million from AstraZeneca, $4.1 million from Oxurion, $14.9 million from Sanofi and $1.1 million from DDF. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $12.1 million and $23.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $124.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
●	progress the preclinical and clinical development of BT8009, BT7480, BT7455, and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;

●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, charitable grants, monetization transactions or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, or if infection rates increase in areas where they have previously declined, we could experience an inability to access additional capital.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits, and share-based compensation expense;

●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	the cost of consultants;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials and clinical trial materials;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT1718 and BT5528; (ii) initiate clinical trials for our product candidates, including BT8009, BT7480, BT7455 and BT7401; and (iii) build our in-house process development and analytical capabilities and continue to seek to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
●	progressing the preclinical and clinical development of BT8009, BT7480, BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the ongoing COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. For instance, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. The pause in enrollment has been lifted and patient enrollment in the Phase IIa portion of the clinical trial is again underway. However, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our portfolio of product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, information systems, legal, intellectual property, regulatory and tax compliance services, director and officer insurance costs and investor and public relations costs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
Collaboration revenues	$1,571	$1,522	$49
Operating expenses:
Research and development	7,958	6,537	1,421
General and administrative	6,196	2,973	3,223
Total operating expenses	14,154	9,510	4,644
Loss from operations	(12,583)	(7,988)	(4,595)
Other income (expense):
Interest and other income	371	90	281
Other expense, net	—	(2,184)	2,184
Total other income (expense), net	371	(2,094)	2,465
Net loss before income tax provision	(12,212)	(10,082)	(2,130)
(Benefit from) provision for income taxes	(97)	135	(232)
Net loss	$(12,115)	$(10,217)	$(1,898)

Collaboration Revenues

Collaboration revenues increased by $49,000 in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to an increase of $1.2 million from our collaboration with Genentech entered into in February 2020, offset by a decrease in revenue of $1.0 million related to a one-time payment pursuant to a Material Transfer Agreement in 2019 and other immaterial decreases related to our other collaboration arrangements.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
BT1718 (MT1)	$74	$299	$(225)
BT5528 (EphA2)	1,487	1,441	46
BT8009 (Nectin‑4)	1,090	941	149
Tumor-targeted immune cell agonist	1,776	—	1,776
Other discovery and platform related expense	2,260	2,915	(655)
Employee and contractor related expenses	2,733	2,163	570
Share-based compensation	522	291	231
Facility expenses	315	355	(40)
Research and development incentives	(2,299)	(1,868)	(431)
Total research and development expenses	$7,958	$6,537	$1,421

Research and development expense increased by $1.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase of $1.1 million in direct program spend, primarily due to increased clinical and TICA program development expenses, offset by a $0.7 million decrease in other unallocated discovery and platform expense due to the timing of development activities, as well as an increase of $0.6 million in personnel-related expenses attributable to increased headcount and $0.2 million of incremental share-based compensation expense, offset by a $0.4 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date. Through June 30, 2020, we have incurred approximately $13.2 million, $11.2 million, $7.7 million, and $4.2 million of direct expenses for the development of the BT1718, BT5528, BT8009 and tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended June 30,
	2020	2019	Change

	(in thousands)
Personnel related costs	$1,484	$999	$485
Professional and consulting fees	2,893	1,549	1,344
Other general and administration costs	1,120	481	639
Share-based compensation	797	613	184
Effect of foreign exchange rates	(98)	(669)	571
Total general and administrative expenses	$6,196	$2,973	$3,223

General and administrative expenses increased by $3.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase of $0.5 million in personnel related costs and $0.2 million in share-based compensation expense, as well as $1.3 million in professional fees, including legal, human resources, marketing and consulting costs and $0.6 million in other general and administrative costs, including insurance expense, to support operations as a public company as well as a $0.6 million unfavorable impact of foreign exchange rates during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Other Income (Expense), net

Other income (expense), net increased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 by $2.5 million. In the three months ended June 30, 2019, we recognized $2.2 million of other expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO, whereas in the three months ended June 30, 2020, we recognized $0.3 million of interest income.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Collaboration revenues	$2,700	$7,906	$(5,206)
Operating expenses:
Research and development	15,728	12,813	2,915
General and administrative	11,197	6,375	4,822
Total operating expenses	26,925	19,188	7,737
Loss from operations	(24,225)	(11,282)	(12,943)
Other income (expense):
Interest and other income, net	583	154	429
Other expense, net	—	(5,377)	5,377
Total other expense, net	583	(5,223)	5,806
Net loss before income tax provision	(23,642)	(16,505)	(7,137)
Benefit from income taxes	(204)	215	(419)
Net loss	$(23,438)	$(16,720)	$(6,718)

Collaboration Revenues

Collaboration revenues decreased by $5.2 million in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a $6.0 million decrease in revenue from our collaboration with Sanofi when Sanofi exercised its right to terminate the sickle cell program in March 2019, a decrease in revenue of $1.0 million related to a one-time payment pursuant to a Material Transfer Agreement in 2019 and other immaterial decreases related to our other collaboration arrangements, offset by a $1.9 million increase in revenue under our collaboration with Genentech entered into in February 2020.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
BT1718 (MT1)	$415	$747	$(332)
BT5528 (EphA2)	2,800	2,225	575
BT8009 (Nectin‑4)	1,655	2,028	(373)
Tumor-targeted immune cell agonist	3,601	—	3,601
Other discovery and platform related expense	4,491	5,978	(1,487)
Employee and contractor related expenses	5,404	4,299	1,105
Share-based compensation	1,195	399	796
Facility expenses	580	655	(75)
Research and development incentives	(4,413)	(3,518)	(895)
Total research and development expenses	$15,728	$12,813	$2,915

Research and development expense increased by $2.9 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase of $2.0 million in direct program spend, primarily due to increased clinical and TICA program development expenses offset by a $1.5 million decrease in other unallocated discovery and platform expense due to the timing of development activities, as well as an increase of $1.1 million in employee and contractor related expenses attributable to increased headcount and $0.8 million of incremental share-based compensation expense, offset by a $0.9 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Six Months Ended June 30,
	2020	2019	Change

	(in thousands)
Personnel related costs	$2,996	$2,160	$836
Professional and consulting fees	5,094	3,007	2,087
Other general and administration costs	2,303	841	1,462
Share-based compensation	2,245	781	1,464
Effect of foreign exchange rates	(1,441)	(414)	(1,027)
Total general and administrative expenses	$11,197	$6,375	$4,822

General and administrative expenses increased by $4.8 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase of $0.8 million in personnel related costs and $1.5 million in share-based compensation expense, as well as $2.1 million in professional fees, including legal, human resources, marketing and consulting costs and $1.5 million in other general and administrative costs, including insurance expense, to support operations as a public company. These amounts were offset by a $1.0 million favorable impact of foreign exchange rates during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Other Income (Expense), net

Other income, net increased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 by $5.8 million. In the six months ended June 30, 2019, we recognized $5.4 million of other expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO, whereas in the six months ended June 30, 2020, we recognized $0.6 million of interest income.

Liquidity and Capital Resources

From our inception through June 30, 2020, we have not generated any revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ordinary shares, convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with AstraZeneca, Oxurion, Sanofi, DDF and Genentech.

From our inception in 2009 through June 30, 2020, we have received gross proceeds of $193.1 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, as well as $31.0 million from Genentech, $9.4 million from AstraZeneca, $4.1 million from Oxurion, $14.9 million from Sanofi and $1.1 million from DDF. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$8,813	$(12,809)
Net cash used in investing activities	(621)	(881)
Net cash provided by financing activities	12	59,129
Effect of exchange rate changes on cash	(3,411)	(283)
Net increase in cash	$4,793	$45,156

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 included our net loss of $23.4 million, net cash generated by changes in our operating assets and liabilities of $28.2 million and non-cash charges of $4.1 million, which included share-based compensation expense of $3.4 million, and depreciation and amortization of $0.6 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of an increase of $29.0 million in deferred revenue primarily from the upfront payment received from the Genentech arrangement, an increase of $1.3 million in accounts payable, and an increase of $0.2 million increase in other long-term liabilities, offset by an increase of $4.4 million in research and development incentives receivable, and an increase of $0.3 million in accounts receivable.

Net cash used in operating activities for the six months ended June 30, 2019 included our net loss of $16.7 million, net cash used by changes in our operating assets and liabilities of $3.1 million and non-cash charges of $7.0 million, which included share-based compensation expense of $1.2  million and depreciation and amortization of $0.4 million and changes in the fair value of the warrant liability of $5.4 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of an increase of $3.5 million in research and development incentives receivable as well as a decrease in accounts receivable of $5.0 million primarily due to a receipt from AstraZeneca and a decrease in deferred revenue of $4.3 million due to recognition of revenue related to the Sanofi collaboration arrangement.

Investing Activities

During the six months ended June 30, 2020 and 2019, we used $0.6 million and $0.9 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $12,000, from proceeds from the exercise of share options and warrants for ordinary shares.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT1718 and BT5528;
●	progress the preclinical and clinical development for BT8009, BT7480, BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

In addition, if we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners. Even if we are able to generate product sales, we may not become profitable. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. The ongoing COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, or if infection rates increase in areas where they have previously declined, we could experience an inability to access additional capital.

We expect that our existing cash will enable us to fund our operating expenses for at least the next twelve months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Genentech, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ADSs and ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ADSs or ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders. The ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, or if infection rates in areas where they have previously declined, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization.

Contractual Obligations and Commitments

During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2019 Annual Report, which was filed with the SEC, on March 10, 2020.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an

“emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that has or may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO (December 31, 2024) or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2020, we had cash of $96.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2020, we had no debt outstanding and are therefore not subject to interest rate risk related to debt.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.1 million and $0.7 million during the three months ended June 30, 2020 and 2019, respectively, and foreign exchange gain of $1.4 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below, we are not currently subject to any material legal proceedings.

License Litigation

In 2009, our subsidiary, BicycleRD Limited, or BicycleRD, entered into a non-exclusive patent license agreement with Pepscan Systems B.V. and its affiliates, or Pepscan, pursuant to which it licensed rights related to the scaffold used for Bicycles contained in our lead product candidate, BT1718, which is currently in a clinical trial sponsored by CRUK, and in THR-149, which has been licensed to Oxurion. The agreement required BicycleRD to enter into a framework services agreement with Pepscan under which Pepscan would provide certain Bicycles not produced by BicycleRD. In 2010, BicycleRD entered into such a framework services agreement. In 2015, BicycleRD terminated the framework services agreement in accordance with its terms.   Since 2015, we have ceased using the scaffolds claimed by Pepscan in our new product candidates and have instead developed proprietary scaffold technology of our own.

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

On February 18, 2020, the Court of Appeal of The Hague, or the Court of Appeal, ruled that Pepscan was entitled to terminate the license agreement and granted a worldwide injunction against BicycleRD exploiting the licensed Pepscan patents and any related know-how, subject to a civil daily fine of EUR 25,000 in the event of non-compliance. BicycleRD has appealed the decision of the Court of Appeal to the Dutch Supreme Court and is preparing for further proceedings before the District Court, in particular concerning BicycleRD’s invalidity claim, the claim related to know-how and the assessment of damages should a proceeding for such an assessment be initiated by Pepscan.

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

European Patent Opposition Proceedings

In January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan’s opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed. A hearing before the Board of Appeal has been scheduled for December 16th, 2020. However, as of the date of this Quarterly Report on Form 10-Q, neither a preliminary decision nor a decision has been issued by the European Patent Office in respect of this appeal.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including $23.4 million and $16.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $124.0 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our lead product candidate, BT1718, and our other product candidates in our Bicycle® Toxin Conjugate, or BTC, tumor-targeted immune cell agonist programs, and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

We believe that our existing cash of $96.9 million as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our current and future product candidates;

●	our ability to enter into, and the terms and timing of, any collaborations, licensing or other arrangements;

●	our ability to identify one or more future product candidates for our pipeline;

●	the number of future product candidates that we pursue and their development requirements;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;

●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims; and

●	the costs of operating as a public company.

The spread of COVID-19, which continues to cause a broad impact globally, may materially affect us economically. While the long-term economic impact of the pandemic is difficult to assess or predict, it has already significantly disrupted global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

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

Within our BTC program, we are investigating BT1718 for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with the Centre for Drug Development of Cancer Research UK, or CRUK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from CRUK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. BT1718 is designed to target tumors that express MT1-MMP. In addition, we are evaluating BT5528, a second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression, and we plan to commence a Company-sponsored Phase I/II study of BT8009, a second-generation BTC targeting Nectin-4, in 2020. We are also developing BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137, for oncology indications. These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. There can be no assurance our BTCs or Bicycle tumor-targeted immune cell agonists will ever demonstrate evidence of safety or effectiveness for any use or receive U.S. or E.U. regulatory approval in any indication. Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BTCs, tumor-targeted immune cell agonists, and our other product candidates will depend on, among other things, our ability to:

●	successfully complete preclinical studies and clinical trials, which may be delayed;

●	receive regulatory approvals from the FDA, the European Commission based on a recommendation from the EMA and other similar regulatory authorities;

●	establish and maintain collaborations with third parties for the development and/or commercialization of our product candidates, or otherwise build and maintain strong development, sales, distribution and marketing capabilities that are sufficient to develop products and launch commercial sales of any approved products;

●	obtain coverage and adequate reimbursement from payors such as government health care systems and insurance companies and achieve commercially attractive levels of pricing;

●	secure acceptance of our product candidates from physicians, health care payors, patients and the medical community;

●	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of our product candidates to permit successful commercialization;

●	manage our spending as expenses increase due to clinical trials and commercialization; and

●	obtain and enforce sufficient intellectual property rights for any approved products and product candidates and maintain freedom to operate for such products with respect to the intellectual property rights of third parties.

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

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. The ongoing COVID-19 pandemic, including many jurisdictions’ shelter-in-place, stay-at-home and similar restrictions, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Although some jurisdictions have relaxed such restrictions, other jurisdictions are imposing restrictions for the first time or may re-institute previously relaxed restrictions. Ongoing, new or re-imposed COVID-19-related shelter-in-place, stay-at-home and similar restrictions, site closures, travel limitations and supply chain interruptions, or infection of site personnel or trial patients with COVID-19, may also reduce our or our collaboration partners’ abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our and our suppliers’ abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

In connection with clinical trials of our product candidates, we face a number of risks, including risks that:

●	a product candidate is ineffective or inferior to existing approved products for the same indications;

●	a product candidate causes or is associated with unacceptable toxicity or has unacceptable side effects;

●	patients may die or suffer adverse effects for reasons that may or may not be related to the product candidate being tested;

●	the results may not confirm the positive results of earlier trials;

●	the results may not meet the level of statistical significance required by the FDA, the EMA or other relevant regulatory agencies to establish the safety and efficacy of our product candidates for continued trial or marketing approval; and

●	our collaborators may be unable or unwilling to perform under their contracts.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the ongoing COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. While the pause in enrollment has been lifted and patient enrollment in the Phase IIa portion of the clinical trial is underway, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. Further clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. For example, due to the nature of the indications that we are initially targeting, patients with advanced disease progression may not be suitable candidates for treatment with our product candidates and may be ineligible for enrollment in our clinical trials. Therefore, early diagnosis in patients with our target diseases is critical to our success. Patient enrollment and trial completion is affected by factors including the:

●	size of the patient population and process for identifying subjects;

●	design of the trial protocol;

●	eligibility and exclusion criteria;

●	safety profile, to date, of the product candidate under study;

●	perceived risks and benefits of the product candidate under study;

●	perceived risks and benefits of our approach to treatment of diseases;

●	availability of competing therapies and clinical trials;

●	severity of the disease under investigation;

●	degree of progression of the subject’s disease at the time of enrollment;

●	proximity and availability of clinical trial sites for prospective subjects;

●	ability to obtain and maintain subject consent;

●	risk that enrolled subjects will drop out before completion of the trial;

●	patient referral practices of physicians; and

●	ability to monitor subjects adequately during and after treatment.

In addition, clinical testing of BT1718 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with academic partners or contract research organizations, or CROs, and physicians;

●	different standards for the conduct of clinical trials;

●	the absence in some countries of established groups with sufficient regulatory expertise for review of protocols related to our novel approach;

●	our inability to locate qualified local consultants, physicians and partners; and

●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, our ability to enroll trial participants, including as a result of the ongoing COVID-19 pandemic, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of June 16, 2020, the most recent date for which information has been provided by the CRUK, the most common treatment-related adverse events (>15%, n=39) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, gamma-glutamyltransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease. To date, administered doses of BT5528, a second-generation BTC targeting EphA2, appear well-tolerated with manageable adverse events in the dose-escalation phase as monotherapy and in combination with nivolumab in the ongoing Phase I/II trial in patients with advanced solid tumors associated with EphA2 expression.

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

Moreover, clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following consequences could occur:

●	regulatory authorities may withdraw their approval of the product or seize the product;

●	we, or any collaborators, may need to recall the product, or be required to change the way the product is administered or conduct additional clinical trials;

●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

●	regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;

●	we, or any collaborators, may be required to create a medication guide outlining the risks of the previously unidentified side effects for distribution to patients;

●	we, or any collaborators, could be sued and held liable for harm caused to patients;

●	the product may become less competitive; and

●	our reputation may suffer.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	the impairment of our business reputation;

●	the withdrawal of clinical trial participants;

●	substantial monetary awards to patients or other claimants;

●	costs due to related litigation;

●	the distraction of management’s attention from our primary business;

●	the inability to commercialize our product candidates; and

●	decreased demand for our product candidates, if approved for commercial sale.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authority. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future product that we may develop;

●	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the labeling, distribution, marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;

●	untitled and warning letters, or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;

●	requirements to conduct post-marketing studies or clinical trials;

●	restrictions on coverage by third-party payors;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	product seizure or detention, or refusal to permit the import or export of the product; and

●	injunctions or the imposition of civil or criminal penalties.

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

The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the potential efficacy and potential advantages over alternative treatments;

●	the frequency and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

●	the frequency and severity of any side effects resulting from follow-up requirements for the administration of our product candidates;

●	the relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning our products or competing products and treatments; and

●	sufficient third-party insurance coverage and adequate reimbursement.

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

●	the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the CMP Law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the

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

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In particular, European data protection laws such as the General Data Protection Regulation (Regulation (EU) 2016/679), or the GDPR, generally prohibit the transfer of personal data from the European Economic Area, United Kingdom and Switzerland to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the United States, namely, the Privacy Shield framework administered by the U.S. Department of Commerce, was recently invalidated by a decision of the European Union’s highest court. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the United States and most other countries. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers from those countries to the United States. As such, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue or 20M Euros, whichever is higher, and injunctions against transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the Standard Contractual Clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers, some of whom receive share options as compensation for services provided, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, imprisonment, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Another Executive Order terminates the cost- sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor.” The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Risks Related to Our Business and Our International Operations

COVID-19 could impact our business.

Our business could be adversely affected by the effects of the ongoing COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations as well as causing significant disruption in the operations and business of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business.

In response to the COVID-19 pandemic, many state, local and foreign governments, including the UK and U.S. put in place quarantines, executive orders, shelter-in-place or stay-at-home orders and similar government orders and restrictions in order to control the spread of the disease. While some restrictions have recently been relaxed, others have been newly instituted or re-imposed following prior relaxation as a result of continually evolving incidence and rates of infection. Such orders or restrictions, or the perception that such orders or restrictions could occur or continue for a protracted period of time, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and those of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business.

We have implemented work-from-home policies for certain employees. We have prepared plans to reopen our offices to allow non-laboratory based employees to return to the office, which will be based on a phased approach. However, in light of continually changing circumstances regarding infection rates and local government recommendations, we may be required to suspend or reverse any planned return to the office in the future. The effects of any of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic during the first half of 2020. While the pause in enrollment has been lifted and patient enrollment in the Phase IIa portion of the clinical trial is again underway, further clinical site initiation and patient enrollment may be suspended again or delayed due to prioritization of hospital resources toward the COVID-19 pandemic or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations. The spread of COVID-19, which continues to cause a broad impact globally, may materially affect us economically. While the long-term economic impact from the pandemic may be difficult to assess or predict, it has already caused significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or the existing market correction resulting from the ongoing spread of COVID-19 could materially affect our business.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the ongoing COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

As a company based in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;

●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;

●	changes in non-U.S. regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment, including the implications of the recent decision of the United Kingdom to withdraw from the European Union;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises, including outbreaks of COVID-19 or H1N1 flu.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and use of personal health data in the European Union is governed by the provisions of the GDPR, which became effective and enforceable across all then-current member states of the European Union on May 25, 2018. In the United Kingdom, the Data Protection Act 2018 complements the GDPR. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed between the United Kingdom and European Union, the GDPR will continue to have effect in United Kingdom law until December 31, 2020 in the same fashion as was the case prior to that withdrawal as if the United Kingdom remained a member state of the European Union for such purposes. Following December 31, 2020, it is likely that the data protection obligations of the GDPR will continue to apply to United Kingdom-based organization’s processing of personal data in substantially unvaried form and fashion, for at least the short term thereafter. The GDPR enhances data protection obligations for both processors and controllers of personal data, including by materially expanding the definition of what is expressly noted to constitute personal data, requiring additional disclosures about how personal data is to be used, imposing limitations on retention of personal data, creating mandatory data breach notification requirements in certain circumstances, and establishing onerous new obligations on services providers who process personal data simply on behalf of others, as well as obligations regarding the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area to third countries (including the United States). The GDPR has expanded its reach to include any business, regardless of its location, that processes personal data in relation to the offering of goods or services to individuals in the European Union and/or the monitoring of their behavior. This expansion would incorporate any potential clinical trial activities in European Union member states. The GDPR imposes special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Failure to comply with the requirements of the GDPR may result in fines of up to 4% of an undertaking’s total global annual turnover for the preceding financial year, or €20,000,000, whichever is greater. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. While we have taken steps to comply with the GDPR, and implementing legislation in applicable member states, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller, reviewing our security procedures, and entering into data processing agreements with relevant customers and business partners, we cannot assure you that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union following the United Kingdom’s withdrawal from the European Union on January 31, 2020, the United Kingdom will be subject to a Transition Period during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union have continued in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period. Under the formal withdrawal arrangements between the United Kingdom and the European Union, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the United Kingdom and the European Union, and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020.

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

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union and Asia that are billed in U.S. dollars. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events, such as the ongoing COVID-19 pandemic, have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies.

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

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	that the ongoing COVID-19 pandemic could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

We may in the future experience disagreements with our development and commercialization collaborators or licensors. Conflicts may arise in our collaboration and license arrangements with third parties due to one or more of the following:

●	disputes with respect to milestone, royalty and other payments that are believed due under the applicable agreements;

●	disagreements with respect to the ownership of intellectual property rights or scope of licenses;

●	disagreements with respect to the scope of any reporting obligations;

●	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities; and

●	disputes with respect to a collaborator’s or our development or commercialization efforts with respect to our products and product candidates.

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

On February 18, 2020, the Court of Appeal of The Hague, or the Court of Appeal, ruled that Pepscan was entitled to terminate the license agreement and granted a worldwide injunction against BicycleRD exploiting the licensed Pepscan patents and any related know-how, subject to a civil daily fine of EUR 25,000 in the event of non-compliance. BicycleRD appealed the decision of the Court of Appeal to the Dutch Supreme Court and is preparing for further proceedings before the District Court, in particular concerning BicycleRD’s invalidity claim, the claim related to know-how and the assessment of damages should a proceeding for such an assessment be initiated by Pepscan.

There can be no assurance that BicycleRD will prevail in any future proceedings. While we do not believe the injunction applies to entities other than BicycleRD, including our collaboration partners, there can be no assurance that Pepscan will not allege that the injunction applies to other entities.

In addition, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan's opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed. A hearing before the Board of Appeal has been scheduled for December 16, 2020. In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in its amended form, which upheld this patent. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We also filed a Notice of Appeal contesting the amendments to the patent required by the decision of the Opposition Division along with supporting materials. As of the filing date of this Quarterly Report on Form 10-Q, no final decision has been issued by the European Patent Office in respect of these appeals. If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

We operate an outsourced model for the manufacture of our product candidates, and contract with GMP licensed pharmaceutical contract development and manufacturing organizations. While we have engaged several third-party vendors to provide clinical and non-clinical supplies and fill-finish services, we do not currently have any agreements with third-party manufacturers for long-term commercial supplies. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

●	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;

●	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;

●	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and

●	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

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

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including as a result of the impacts of the ongoing COVID-19 pandemic on the global workforce and manufacturing operations, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of June 30, 2020, our intellectual property portfolio includes four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 74 patent families directed to bicyclic peptides and related conjugates, and eight patent families directed to clinical indications and other properties of development assets.

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

In addition, in January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that is directed to our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan’s opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We filed a reply requesting that the appeal be dismissed. A hearing before the Board of Appeal has been scheduled for December 16, 2020. In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that is directed to extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in its amended form, which upheld this patent. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. We also filed a Notice of Appeal contesting the amendments to the patent required by the decision of the Opposition Division along with supporting materials. As of the filing date of this Quarterly Report on Form 10-Q, no final decision has been issued by the European Patent Office in respect of these appeals. If we are unable to prevail against these challenges, our intellectual property estate may be materially harmed, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

For example, BicycleRD is involved in ongoing litigation with Pepscan in relation to a patent license agreement, pursuant to which BicycleRD licensed rights related to the scaffold used for Bicycles contained in our lead product candidate, BT1718, which is currently in a clinical trial sponsored by CRUK, and in THR-149, which has been licensed to Oxurion. While we intend to continue to vigorously defend our rights in this proceeding, there can be no assurance that we will prevail.

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

As of June 30, 2020, we had 77 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities.  As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data.  In addition, due to the ongoing COVID-19 pandemic, we have enabled our non-laboratory-based our employees to work remotely, which may make us more vulnerable to cyberattacks. We have been the target of cyber-attacks in the past.  For example, in 2019 we were targeted in a phishing incident, which included email accounts being accessed by unauthorized third parties.  Promptly after discovery, we performed third-party investigations and as there was no evidence of access or acquisition of any personal information as a result of the incident, we believe that no further action was required under U.K, E.U. (GDPR) or U.S. federal or state law.  There was no material impact to our business or financial condition.  While we believe we responded appropriately, including implementing remedial measures to stop the cyber-attacks and with the goal of preventing similar ones in the future, there can be no assurance that we will be successful in these remedial and preventative measures or successfully mitigating the effects of future cyber-attacks.  Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems.  Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects.  In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to respond appropriately to such breaches and to implement further data protection measures. We are aware that some public companies have recently received Civil Investigative Demands from the Federal Trade Commission, or FTC, requesting information and documents following disclosures of privacy or security incidents in SEC filings. The FTC has taken the position that inadequately disclosing privacy and security incidents in SEC filings may be a deceptive business practice, and the FTC has relied on SEC filings as a launching pad for incident investigations even where the filings were not inadequate.  We cannot be certain that the FTC will consider our disclosure adequate or that the FTC will not rely on our disclosure to initiate an incident investigation.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through August 3, 2020, the trading price of our ADSs has ranged from $20.10 to $6.24. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

●	adverse results or delays in preclinical studies or clinical trials;

●	reports of adverse events in products similar or perceived to be similar to those we are developing or clinical trials of such products;

●	an inability to obtain additional funding;

●	failure by us to successfully develop and commercialize our product candidates;

●	failure by us to maintain our existing strategic collaborations or enter into new collaborations;

●	failure by us to identify additional product candidates for our pipeline;

●	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;

●	changes in laws or regulations applicable to future products;

●	changes in the structure of healthcare payment systems;

●	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

●	adverse regulatory decisions;

●	the introduction of new products, services or technologies by our competitors;

●	failure by us to meet or exceed financial projections we may provide to the public;

●	failure by us to meet or exceed the financial projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partners or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	significant lawsuits, including patent or shareholder litigation;

●	changes in the market valuations of similar companies;

●	sales of our ADSs or ordinary shares by us or our shareholders in the future; and

●	the trading volume of our ADSs.

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

As of June 30, 2020, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 77.3% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

We are an emerging growth company and we will remain an emerging growth company until the earlier to occur of (1) the last day of 2024, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” under the rules of the U.S. Securities and Exchange Commission, or SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404;

●	not being required to comply with any requirement that has or may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	an exemption from the requirement to seek nonbinding advisory votes on executive compensation or golden parachute arrangements.

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

We believe that we were not a CFC in the 2019 taxable year and we do not expect to be a CFC in the 2020 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. U.S. Holders (as defined below) should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is:

●	an individual who is a citizen or individual resident of the United States;

●	a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;

●	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election in effect to be treated as a U.S. person under applicable U.S. Treasury Regulations.

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

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. The U.K. government has proposed the introduction of a new restriction, that the amount of payable credit that a qualifying loss-making SME business can receive through R&D relief in any one year will be capped at three times the company’s total PAYE and NICs liability for that year. This restriction is currently under public consultation, including an exemption to the restriction which may result in this change leaving the company partially or largely unaffected. An update on the proposal and the timing of its introduction is expected from the U.K. government in the second half of 2020 as part of the U.K. annual “budget” fiscal event.

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

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act 2006, or the Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. The principal differences include the following:

●	under English law and our articles of association, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;

●	under English law, it is only on a poll that the number of shares determines the number of votes a holder may cast. However, that the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank;

●	under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;

●	under English law and our articles of association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the articles of association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;

●	in the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, if we were to be subject to the Takeover Code, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting, as well as the sanction of the U.K. court;

●	under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law; and

●	the quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder that is a corporation, represented by a duly authorized officer. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2020, a founder of the Company and holder of the 50,000 warrants, which were exercisable into 71,450 ordinary shares, exercised the warrants in exchange for $628.99. No underwriters were involved in the foregoing issuance of securities. The ordinary shares described above were issued pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering.

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

There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of June 30, 2020, we have utilized approximately $37.3 million of the net proceeds from the IPO, primarily to advance our BT1718, BT5528, BT8009, BT7480, BT7455, and other discovery development programs, as well as for continued drug discovery efforts and translational research activities, and for working capital and other general corporate purposes. We have invested the remaining net proceeds from our IPO in interest bearing cash accounts.

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

10.1

Controlled Equity OfferingSM Sales Agreement, dated June 5, 2020, among Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Bicycle Therapeutics plc (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-238996), filed with the Securities and Exchange Commission on June 5, 2020.

Exhibit Number	Description

10.2*	Bicycle Therapeutics plc 2020 Equity Incentive Plan and forms of award thereunder.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

#     The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BICYCLE THERAPEUTICS PLC

Date: August 5, 2020	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)