Form 10-Q
period 2020-09-30
BICYCLE THERAPEUTICS plc
filed 2020-11-05
CIK 1761612

an

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 21,304,801 ordinary shares, nominal value £0.01 per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC, tumor-targeted immune cell agonist programs, and our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	cost associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

ii

●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$149,842	$92,117
Accounts receivable	2,828	201
Prepaid expenses and other current assets	5,518	4,884
Research and development incentives receivable	5,970	6,944
Total current assets	164,158	104,146
Property and equipment, net	2,039	2,292
Operating lease right-of-use assets	1,459	2,056
Other assets	2,403	1,700
Total assets	$170,059	$110,194
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,056	$1,949
Accrued expenses and other current liabilities	7,798	6,144
Deferred revenue, current portion	7,193	728
Total current liabilities	17,047	8,821
Long-term debt, net	14,427	—
Operating lease liabilities	645	1,251
Deferred revenue, net of current portion	26,082	4,929
Other long‑term liabilities	2,307	1,995
Total liabilities	60,508	16,996
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 31,995,653 shares authorized at September 30, 2020 and December 31, 2019; 20,935,853 and 17,993,701 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	264	227
Additional paid-in capital	246,391	195,056
Accumulated other comprehensive loss	(2,977)	(1,535)
Accumulated deficit	(134,127)	(100,550)
Total shareholders’ equity	109,551	93,198
Total liabilities and shareholders’ equity	$170,059	$110,194

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration revenues	$3,842	$614	$6,542	$8,520
Operating expenses:
Research and development	7,363	6,078	23,091	18,891
General and administrative	7,154	4,789	18,351	11,164
Total operating expenses	14,517	10,867	41,442	30,055
Loss from operations	(10,675)	(10,253)	(34,900)	(21,535)
Other income (expense):
Interest and other income, net	72	440	655	594
Other expense, net	—	—	—	(5,377)
Total other income (expense), net	72	440	655	(4,783)
Net loss before income tax provision	(10,603)	(9,813)	(34,245)	(26,318)
Benefit from income taxes	(465)	(331)	(668)	(116)
Net loss	$(10,138)	$(9,482)	$(33,577)	$(26,202)
Net loss attributable to ordinary shareholders	$(10,138)	$(9,482)	$(33,577)	$(26,202)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.52)	$(0.53)	$(1.81)	$(3.00)
Weighted average ordinary shares outstanding, basic and diluted	19,426,833	17,900,978	18,504,013	8,734,943

Comprehensives Loss:
Net loss	$(10,138)	$(9,482)	$(33,577)	$(26,202)
Other comprehensive income (loss):
Foreign currency translation adjustment	743	(424)	(1,442)	(856)
Total comprehensive loss	$(9,395)	$(9,906)	$(35,019)	$(27,058)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2019	—	$—	—	$—	—	$—	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	1,071	—	2	—	—	2
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	21,435	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	2,121	—	—	2,121
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,184)	—	(2,184)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,324)	(11,324)
Balance at March 31, 2020	—	—	—	—	—	—	18,016,207	227	197,179	(3,719)	(111,874)	81,813
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	4,000	—	9	—	—	9
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	71,450	1	—	—	—	1
Share-based compensation expense	—	—	—	—	—	—	—	—	1,319	—	—	1,319
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,115)	(12,115)
Balance at June 30, 2020	—	—	—	—	—	—	18,091,657	228	198,507	(3,720)	(123,989)	71,026
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	13,483	—	87	—	—	87
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	—	—	—	—	—	—	2,830,713	36	46,287	—	—	46,323
Share-based compensation expense	—	—	—	—	—	—	—	—	1,510	—	—	1,510
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	743	—	743
Net loss	—	—	—	—	—	—	—	—	—	—	(10,138)	(10,138)
Balance at September 30, 2020	—	$—	—	$—	—	$—	20,935,853	$264	$246,391	$(2,977)	$(134,127)	$109,551

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

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(33,577)	$(26,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,950	2,000
Depreciation and amortization	944	686
Change in fair value of warrant liability	—	5,381
Changes in operating assets and liabilities:
Accounts receivable	(2,685)	5,064
Research and development incentives receivable	937	(4,813)
Prepaid expenses and other current assets	(773)	(1,638)
Operating lease right‑of‑use assets	570	528
Other assets	(719)	(216)
Accounts payable	193	516
Accrued expenses and other current liabilities	1,030	(611)
Lease liabilities	(193)	(526)
Deferred revenue	27,782	(4,502)
Other long-term liabilities	369	639
Net cash used in operating activities	(1,172)	(23,694)
Cash used in investing activities:
Purchases of property and equipment	(716)	(1,164)
Net cash used in investing activities	(716)	(1,164)
Cash flows from financing activities:
Proceeds from issuance of series B2 convertible preferred shares, net of issuance costs	—	1,334
Proceeds from the issuance of ADSs, net of issuance costs	46,373	56,957
Proceeds from the exercise of share options and sale of ordinary shares	98	21
Proceeds from the exercise of warrants	1	6
Proceeds from issuance of debt	15,000	—
Payments of debt issuance costs	(373)	—
Net cash provided by financing activities	61,099	58,318
Effect of exchange rate changes on cash	(1,486)	(886)
Net increase in cash	57,725	32,574
Cash at beginning of period	92,117	63,380
Cash at end of period	$149,842	$95,954
Supplemental disclosure of cash flow information
Cash paid for income taxes	$124	$73
Public offering costs accrued but not paid	$50	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$823	$447
Purchases of property and equipment included in accounts payable and accrued expenses	$40	$—
Debt issuance costs accrued but not paid	$200	$—
Conversion of convertible preferred shares to ordinary shares upon closing of the initial public offering	$—	$123,780
Reclassification of warrant liability to additional paid-in capital	$—	$10,021

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles®, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company’s lead product candidate, BT1718, is a Bicycle Toxin Conjugate (“BTC”) that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK. The Company is also evaluating BT5528, a second-generation BTC targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™). Beyond oncology, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas that include anti-bacterial, cardiovascular, ophthalmology, dementia and respiratory indications.

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

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs having an aggregate offering price of up to $50.0 million, each ADS representing one ordinary share. As of September 30, 2020, the Company had sold 2,830,713 ADSs, representing the same number of ordinary shares for gross proceeds of $48.1 million, resulting in net proceeds of $46.3 million after deducting sales commissions and offering expenses of $1.8 million.

On September 30, 2020, Bicycle Therapeutics plc and certain of its subsidiaries (together with Bicycle Therapeutics plc, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which provided for maximum borrowings of up to $40.0 million in aggregate principal amount, consisting of (i) a term loan of $15.0 million, which was funded on September 30, 2020, (ii) subject to satisfaction of customary conditions, an additional term loan of up to $15.0 million available from September 30, 2020 through March 15, 2021, and (iii) subject to the achievement of certain performance milestones and satisfaction of customary conditions, an additional term loan of $10.0 million available until March 15, 2022.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ADSs, including in its IPO completed in May 2019 and pursuant to its ATM program, convertible preferred shares (Note 7), proceeds received from its collaboration arrangements (Note 11), and proceeds from the Loan Agreement with Hercules (Note 6). The Company has incurred recurring losses since inception, including $10.1 million and $33.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had an accumulated deficit of $134.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its clinical trials and preclinical activities for its product candidates in development. Accordingly, the Company will need to obtain substantial additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Significant Risks and Uncertainties

With the global spread of the ongoing COVID-19 pandemic, the Company established a cross-functional task force in the first quarter of 2020 and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on the Company’s business. While the Company continues to experience limited financial impacts at this time, the extent to which the ongoing COVID-19 pandemic ultimately impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for the Company’s ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

The accompanying condensed consolidated balance sheet at September 30, 2020, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of convertible preferred shares and shareholders’ equity (deficit) for the three months and nine months ended September 30, 2020 and 2019, and condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange loss of $0.7 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively, and a foreign exchange gain of $0.7 million and a loss of $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. During the three months ended September 30, 2020, the Company was awarded a $2.8 million grant from the UK government to pursue exploratory research into novel Bicycle-based interventions for SARS-CoV-2. For the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.3 million, respectively, as a reduction of research and development expense related to government grant arrangements. For the three and nine months ended September 30, 2019, the Company recognized $0.2 and $0.5 million, respectively, as a reduction of research and development expense related to government grant arrangements.

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

3. Fair value of financial assets and liabilities

Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable: Level 1, Quoted prices in active markets for identical assets or liabilities; Level 2, Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data; Level 3, unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the long-term debt approximates its fair value as the debt arrangement is based on interest rates the Company believes it could obtain for borrowings with similar terms. As of September 30, 2020 and December 31, 2019, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2020 and December 31, 2019.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$4,790	$4,326
Leasehold improvements	371	300
Computer equipment and software	185	229
Furniture and office equipment	189	120
	5,535	4,975
Less: Accumulated depreciation and amortization	(3,496)	(2,683)
	$2,039	$2,292

Depreciation expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued employee compensation and benefits	$2,559	$2,514
Accrued external research and development expenses	2,742	2,055
Accrued professional fees	1,723	867
Current portion of operating lease liabilities	684	640
Other	90	68
	$7,798	$6,144

6. Long-term debt

On September 30, 2020 (the “Closing Date”), the Borrowers entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to the Borrowers achieving certain performance milestones and satisfying customary conditions and available until March 15, 2022, an additional term loan of $10.0 million.

Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus the Wall Street Journal prime rate. Payments under the Loan Agreement are interest only until the first principal payment is due on November 1, 2022 (or if the Borrowers achieve the certain performance milestones, the interest only period is extended with the first principal payment due on May 1, 2023), followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2024 (the “Maturity Date”). At Borrowers’ option, the Borrowers may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge (the “End of Term Charge”), payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid.

Borrowings under the Loan Agreement are collateralized by substantially all of the Borrower’s personal property and other assets, other than their intellectual property.  Hercules has a perfected first-priority security interest in certain cash accounts. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control, as defined in the agreement. There are no financial covenants. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to third-party indebtedness, certain events relating to bankruptcy or insolvency, and the occurrence of certain events that could reasonably be expected to have a material adverse effect. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. The Company has determined that the risk of subjective acceleration under the material adverse events clause is not probable and therefore has classified the outstanding principal in long-term liabilities based on scheduled principal payments.

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.1% at September 30, 2020. The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense for the three and nine month periods ended September 30, 2020 was immaterial.

Long-term debt consisted of the following (in thousands):

September 30,
2020
Term loan payable	$15,000
Unamortized debt issuance costs	(573)
Carrying value of term loan	$14,427

Future principal payments, including the End of Term Charge, are as follows (in thousands):

September 30,
2020
2020	$—
2021	—
2022	1,148
2023	7,262
2024	7,340
Total	$15,750

In addition, the Company granted Hercules the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities sold to investors in certain subsequent financing upon the same terms and conditions afforded to such other investors. On October 1, 2020, Hercules purchased 98,100 ADSs, representing the same number of ordinary shares, at a public offering price of $19.05 per ADS ordinary share pursuant to the Sales Agreement, resulting in net proceeds of $1.8 million.

7. Convertible preferred shares

The Company had issued Series A convertible preferred shares (“Series A Preferred Shares”), Series B1 convertible preferred shares (“Series B1 Preferred Shares”), and Series B2 convertible preferred shares (“Series B2 Preferred Shares”) (collectively the “Preferred Shares”).

On May 26, 2017, the Company completed the issue of 3,562,583 Series B1 Preferred Shares at a price per share of £11.2278, for gross cash proceeds of $51.9 million. In addition, on October 27, 2017, an additional unaffiliated investor subscribed for a further 384,615 Series B1 Preferred Shares at a price per share of £13.00, for gross cash proceeds of $6.6 million. These two transactions are collectively referred to as “the Series B1 Financing.” In conjunction with the Series B1 Financing, the Company also issued warrants to subscribe for 743,287 Series B1 Preferred Shares to the subscribers of the Series B1 Preferred Shares (Note 8). The Company allocated a portion of the proceeds equal to the fair value of the warrants at the date of grant to the warrant liability, and the remaining amount was allocated to the Series B1 Preferred Shares.

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

8. Warrant liability

On May 26, 2017, the Company issued 200,000 warrants to subscribe for Series A Preferred Shares at £0.01 each, which were exercisable at any time after May 26, 2017 provided that they had not otherwise lapsed in accordance with their terms. The warrants to subscribe for Series A Preferred Shares expired upon the earlier of (i) 10 years from their issuance date, or (ii) upon an IPO or exit unless an exercise delay notice was provided by the Series A warrant holder, in which case they expire 12 months following an IPO or exit. On May 28, 2019, in conjunction with the completion of the IPO, 120,000 warrants to subscribe for Series A Preferred Shares were exercised for 171,480 ordinary shares. The holders of the remaining 80,000 warrants, which were exercisable into 114,320 ordinary shares following the completion of the IPO, as adjusted for the impact of the Share Capital Reorganization (Note 7), provided the Company with an exercise delay notice. As of September 30, 2020, all of the warrants have been exercised.

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

On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire. The Company assessed this event as a modification to the terms of the Series B1 warrants and, remeasured the warrant liability immediately before and immediately after the modification, which resulted in an incremental change in fair value of $0.1 million, which is included in other expense for the nine months ended September 30, 2019. On May 28, 2019, in conjunction with the completion of the IPO, all Series B1 Preferred share warrants were exercised for 531,077 ordinary shares, as adjusted for the impact of the Share Capital Reorganization (Note 7).

Prior to the completion of the IPO, the warrants to subscribe for Series A and Series B1 Preferred Shares were recorded as a liability and remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as other expense, net in the condensed consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and met the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the condensed consolidated balance sheet. The Company recorded other expense of zero related to the remeasurement of the warrant liability during the three months ended September 30, 2020 and 2019, zero and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively.

9. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of September 30, 2020 and December 31, 2019, the Company has not declared any dividends.

As of September 30, 2020 and December 31, 2019, the Company’s authorized capital share consisted of 31,995,653 ordinary shares with a nominal value of £0.01 per share.

10. Share-based compensation

Employee incentive pool

2020 Share Option Plan

In June 2020, the Company’s shareholders approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan (the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, restricted share units, performance restricted share units and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control. Share options issued under the 2020 Share Option Plan have a 10 year contractual life, and generally vest  over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments, and expire no later than 10 years from the date of grant.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2020, there were 4,615,024 shares available for issuance and options to purchase 145,050 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2020, there were 2,634,962 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Pre-IPO Share Options and restricted shares

Prior to the IPO, the Company issued share options and ordinary shares, as administered by the board of directors, using standardized share option and share subscription agreements. As of September 30, 2020, there were 999,773 pre-IPO share options outstanding. Options granted, as well as restricted shares granted as employee incentives prior to the IPO, typically vest over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments and expire no later than 10 years from the date of grant.

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

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of September 30, 2020, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expenses	$668	$417	$1,863	$816
General and administrative expenses	842	402	3,087	1,184
	$1,510	$819	$4,950	$2,000

Share options

The following table summarizes the Company’s option activity since December 31, 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,634,346	$9.57	9.04	$6,107
Granted	1,319,484	11.69	—	—
Exercised	(18,554)	5.33	—	—
Forfeited	(155,491)	10.69	—	—
Outstanding as of September 30, 2020	3,779,785	$10.24	8.76	$33,340
Vested and expected to vest as of September 30, 2020	3,779,785	$10.24	8.76	$33,340
Options exercisable as of September 30, 2020	1,377,257	$8.39	8.08	$15,580

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2020 and 2019 was $7.57 per share and $4.81 per share, respectively.

Total share-based compensation expense for share options granted was $1.5 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $1.6 million for the three and nine months ended September 30, 2019, respectively. Expense for non-employee consultants for the three months and nine months ended September 30, 2020 and 2019 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $0.2 million for each of the three and nine months ended September 30, 2020, and $0.1 million for each of the three and nine months September 30, 2019.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three		Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	1.7%	1.4%	2.2%
Expected volatility	74.1%	77.0%	74.1%	78.3%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.0	6.0	5.9

As of September 30, 2020, total unrecognized compensation expense related to the unvested employee and director share-based awards was $14.7 million, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted shares

The Company had granted restricted shares with service-based vesting conditions. In conjunction with the IPO in May 2019, the board of directors modified the vesting terms to accelerate vesting for all then unvested restricted shares. As of September 30, 2020 and December 31, 2019 there are no unvested restricted ordinary shares. Total share-based compensation for unvested restricted shares granted was zero for each of the three and nine months ended September 30, 2020, and zero and $0.4 million for the three and nine months ended September 30, 2019, respectively.

The fair value of employee restricted share awards vested, based on estimated fair values of the ordinary shares underlying the restricted share awards on the day of vesting, was zero during each of the three and nine months ended September 30, 2020, and zero and $0.7 million during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

11. Significant agreements

For the three and nine months ended September 30, 2020 and 2019, the Company had collaboration agreements with Genentech Inc. (“Genentech”), AstraZeneca AB (“AstraZeneca”), Sanofi (formerly Bioverativ), Oxurion (formerly ThromboGenics), and the Dementia Discovery Fund (“DDF”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from the Company’s collaboration agreements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration revenues
AstraZeneca	$213	$441	$944	$1,229
Sanofi	—	—	—	6,016
Oxurion	2,362	—	2,362	—
Dementia Discovery Fund	58	173	170	275
Material transfer agreement	—	—	—	1,000
Genentech	1,209	—	3,066	—
Total collaboration revenues	$3,842	$614	$6,542	$8,520

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

For the three and nine months ended September 30, 2020, the Company recognized no collaboration revenue, and for the three and nine months ended September 30, 2019, the Company recognized zero and $0.2 million, respectively, of collaboration revenue related to the Target One and Target Two Research License and Related Services for its Collaboration Agreement with AstraZeneca. As of each of September 30, 2020, and December 31, 2019, the Company recorded zero deferred revenue in connection with the 2016 AstraZeneca Collaboration Agreement.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for each Research License and Related Services obligation is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees AstraZeneca would pay to exercise the license options, the estimated value of the License Option using comparable transactions, and the probability that (i) AstraZeneca would opt into the target development, and (ii) the license options would be exercised by AstraZeneca. Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations at the inception of the arrangement is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Target Three Research License and Related Services	$650
Target 3 Material Right	1,504
Target 4 Material Right	1,204
Target 5 Material Right	1,165
Target 6 Material Right	1,127
$5,650

The Company will recognize revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. During the year ended December 31, 2019, the Company commenced research and development services related to the fourth and fifth targets. During the nine months ended September 30, 2020, the Company commenced research and development services related to the sixth target.

For the three and nine months ended September 30, 2020, the Company recognized $0.2 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2019 the Company recognized $0.4 million and $1.0 million, respectively, of revenue for the Target Three Research License and Related Service and research and development services for the fourth, fifth and sixth targets related to the May 2018 AstraZeneca Option Exercise. As of September 30, 2020, and as of December 31, 2019, the Company recorded $5.1 million and $4.9 million of deferred revenue, respectively, in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

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

The Company recognized no collaboration revenue for the three and nine months ended September 30, 2020, respectively, and zero and $6.0 million for the three and nine months ended September 30, 2019, respectively, related to its collaboration with Sanofi. As of September 30, 2020 and December 31, 2019 the Company recorded zero deferred revenue related to its collaboration with Sanofi.

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

The Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion Collaboration Agreement provided for an upfront payment of €1.0 million and potential additional research and development funding, at an agreed upon FTE rate, should the research effort require more than one FTE or the research plan be amended or extended by Oxurion. In addition, Oxurion is required to make certain milestone payments to the Company upon the achievement of specified research, development, regulatory and commercial events. More specifically, for each collaboration program, the Company is eligible to receive up to €8.3 million in research and development milestones of which €3.8 million has been received as of September 30, 2020. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

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

Accounting Analysis

Under the Oxurion Collaboration Agreement, all licenses were granted and research services to be provided by the Company were fully completed and revenue associated with those obligations was fully recognized prior to January 1, 2016. Under the First Amendment, the Company has identified a single performance obligation associated with the performance of research services associated with Stage I of the research plan for which the Company was reimbursed for its services at a specified FTE reimbursement rate plus out of pocket costs which were recognized on a proportional performance basis as the associated FTE efforts and costs were incurred, which best reflected the progress towards satisfaction of the performance obligation. The Company achieved a milestone related to the initiation of a Phase II clinical trial and included $2.4 million in the transaction price, which was recognized in revenue during each of the three and nine months ended September 30, 2020, as there are no remaining performance obligations. No other unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at September 30, 2020 and December 31, 2019. The Company recognized no collaboration revenue during each of the three and nine months ended September 30, 2019. As of September 30, 2020, and December 31, 2019 the Company recorded zero deferred revenue related to its collaboration with Oxurion.

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

For the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.2 million of revenue, respectively, and for the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.3 million of revenue, respectively. As of September 30, 2020, and December 31, 2019 the Company recorded $0.6 million and $0.7 million, respectively, of deferred revenue related to its collaboration with DDF.

Material Transfer Agreement

In October 2018, the Company entered into a Materials Transfer Agreement. Under the terms of the agreement, the Company agreed to transfer bicyclic peptides (the “Materials”) to the recipient for the purpose of testing the materials in order to evaluate the Company’s technology platform. The recipient agreed to pay the Company $1.0 million within 30 business days after receipt of the materials and related data package, which was paid to the Company in May 2019. The Company recognized zero and $1.0 million of revenue during each of the three and nine months ended September 30, 2019, respectively, related to its Materials Transfer Agreement, as the Company concluded that the recipient had the ability to direct the use of and obtain substantially all of the remaining benefit from the Materials upon the delivery of the Materials and the data package.

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

During the three and nine months ended September 30, 2020 the Company recognized revenue of $1.2 million and $3.1 million, respectively. As of September 30, 2020, the Company recorded $27.6 million of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2020	Additions	Deductions	Rates	2020
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,913	433	(118)	(138)	5,090
DDF collaboration deferred revenue	744	—	(178)	(16)	550
Genentech collaboration deferred revenue	—	31,000	(3,200)	(165)	27,635
Total deferred revenue	$5,657	$31,433	$(3,496)	$(319)	$33,275

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 30,
	2019	Additions	Deductions	Rates	2019
Contract assets	$—	$149	$(149)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,727	58	(35)	163	4,913
Sanofi collaboration deferred revenue	9,908	—	(9,984)	76	—
DDF collaboration deferred revenue	—	1,114	(394)	24	744
Total deferred revenue	$14,635	$1,172	$(10,413)	$263	$5,657

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance at September 30, 2020 includes $4.9 million allocated to the Target 3, Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

The Genentech deferred revenue balance at September 30, 2020 includes $19.7 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$(1,267)	$(173)	$(3,496)	$(310)
Revenue recognized based on expiration of material rights	—	—	—	(5,286)
Total	$(1,267)	$(173)	$(3,496)	$(5,596)

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

The Company concluded that the costs incurred by CRUK is a liability in accordance with ASC 730, Research and Development, as the payment is not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $2.3 million and $2.0 million at September 30, 2020 and at December 31, 2019, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the statements of operations and comprehensive loss.

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

The CRUK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by CRUK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse CRUK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products, CRUK will not be obliged to grant a license to us in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 CRUK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine.

12. Income Taxes

During the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $0.5 million and $0.7 million, respectively. During the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.3 million and $0.1 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company’s income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, and the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of September 30, 2020 and December 31, 2019.

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

13. Commitments and Contingencies

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

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which expires on December 11, 2021. The annual rent is approximately $0.5 million. The Company has the right to renew the lease for five years commencing December 11, 2021, which is not included in the lease term as it is not reasonably certain that the right will be exercised. Service charges are also payable based on floor area and are estimated to be approximately $0.1 million per year. In conjunction with the 2017 lease agreement, the Company paid a security deposit of $0.6 million, which is recorded in other assets in the condensed consolidated balance sheets. The Company has recorded a right-of-use asset and corresponding lease liability, by calculating the present value of lease payments, discounted at 7.75%, the incremental borrowing rate, over the lease term.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three	Nine
	Months	Months
	September 30,	September 30,
	2020	2020
Operating lease cost	$226	$669
Variable lease cost	153	456
Total lease cost	$379	$1,125
Weighted‑average remaining operating lease term (years)	1.9	1.9
Weighted‑average discount rate	8.61%	8.61%

The following table summarizes the maturities of the Company’s operating leases as of September 30, 2020 (in thousands):

Year Ending December 31,
2020	$226
2021	766
2022	444
2023	—
Present value adjustment	(107)
Total lease liabilities	$1,329
Less: current lease liabilities	(684)
Long term lease liabilities	$645

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

In September 2016, the Company’s subsidiary, Bicycle RD Limited (“BicycleRD”), filed a complaint in the District Court of The Hague (the “District Court”) against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009. BicycleRD included a conditional claim for a ruling that the licensed patent relevant to BicycleRD’s activities is invalid. In response, Pepscan counterclaimed for injunctive relief and unquantified damages. The Company is vigorously prosecuting its claims and defending against those of Pepscan. The Company does not believe that a loss is probable or estimable at this time, and as such, the Company has not recorded a liability related to the Pepscan litigation as of September 30, 2020 and December 31, 2019. Should the Company not be successful in maintaining its rights to Pepscan’s patent or in the Company’s alternative demand that the patent be invalidated, commercialization of the Company’s lead product could be delayed. As the Pepscan patent is expected to expire prior to the expected commercialization date of the product, the Company does not believe that the legal proceedings could have a material adverse effect on the Company’s business and operating results.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

14. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to ordinary shareholders	$(10,138)	$(9,482)	$(33,577)	$(26,202)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	19,426,833	17,900,978	18,504,013	8,734,943
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.52)	$(0.53)	$(1.81)	$(3.00)

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

	Nine Months Ended
	September 30,
	2020	2019
Warrants to subscribe for ordinary shares (as adjusted to reflect the impact of the share capital reorganization and issuance of bonus shares (Note 7))(1)(2)	—	114,320
Options to purchase ordinary shares	3,779,785	2,637,275
	3,779,785	2,751,595

(1)	On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire.
(2)	At September 30, 2019, 80,000 warrants were outstanding which were exercisable into 114,320 ordinary shares.

15. Benefit plans

The Company established a defined‑contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three months ended September 30, 2020 and 2019 the Company made contributions totaling $34,000 and $26,000, respectively, to the 401(k) Plan. During the nine months ended September 30, 2020 and 2019, the Company made contributions totaling $0.1 million to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may provide certain contribution to employees each year (“U.K Plan”). During the three months ended September 30, 2020 and 2019 the Company made contributions totaling $0.1 million to the U.K. Plan. During the three and nine months ended September 30, 2020 and 2019, the Company made contributions totaling $0.3 million and $0.2 million, respectively, to the U.K. Plan.

16. Related party transactions

The Company has entered into the Founder Royalty Agreements with its founders and initial investors (Note 13). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company's Board of Directors is associated with Stone Sunny Isles, Inc., which provided consultancy services to the Company totaling $40,000 and $0.1 million during each of the three and nine month periods ended September 30, 2020, respectively, and $40,000 and $0.1 million during the three and nine month periods ended September 30, 2019.

The former Chairman of the Company’s Board of Directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling zero during the three and nine month periods ended September 30, 2020, and zero and $50,000 during each of the three and nine months ended September 30, 2019, respectively.

17. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2020	2019
United States	$1,672	$2,017
United Kingdom	1,826	2,331
	$3,498	$4,348

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

18. Subsequent events

Previously, on June 5, 2020, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. with respect to an ATM under which the Company may offer and sell, from time to time at its sole discretion, ADSs through the Sales Agents, representing the same number of ordinary shares, having an aggregate offering price of up to $50.0 million. On October 1, 2020, the Company sold 98,100 ADSs, representing the same number of ordinary shares, at a public offering price of $19.05 per ADS ordinary share pursuant to the Sales Agreement, resulting in net proceeds of $1.8 million and completing the sale of the initial $50.0 million under the Sales Agreement. On October 2, 2020, the Company filed a prospectus supplement registering the offer and sale of ADSs having an aggregate offering price of up to an additional $75.0 million, pursuant to the Sales Agreement.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidate, BT1718, is a Bicycle Toxin Conjugate, or BTC. This Bicycle is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1-MMP. The Bicycle is chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK, or CRUK. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a Company-sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs™).

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

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees, customers and our business. While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the ongoing COVID-19 situation as we evolve our business continuity plans and response strategy. Our laboratories in the United Kingdom and the United States remain operational, however, in March 2020, our global non-laboratory based workforce transitioned to working remotely. We have prepared plans to allow all non-laboratory based employees to return to the office, in a phased approach that is principles-based and local in design, with a focus on employee safety and optimal work environment. In light of continually changing circumstances regarding infection rates and local government recommendations, we may be required to suspend or reverse any planned return to the office in the future.

Clinical Development

With respect to clinical development, our CROs have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. While we have not experienced a material impact to our business, during the first half of 2020, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic. The pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial is underway. We are also currently enrolling patients in a Phase I/II clinical trial for BT5528 and BT8009 in the United States. Clinical trial sites have remained open and activities are ongoing. However, as the COVID-19 pandemic continues, we anticipate our ability to enroll patients in these trials may be impacted. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic is exacerbated or persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Supply Chain

As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical trial materials and supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate global supply of clinical trial materials and supplies to support our current clinical trial activities. If the COVID-19 pandemic persists for an extended period of time or begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to provide investigational product to our clinical trial sites and to generate sales of and revenues from our approved products, if approved.

Other Financial and Corporate Impacts

The impact of the ongoing COVID-19 pandemic on our business operations and financial results, clinical development and regulatory efforts, corporate development objectives and the value of and market for our ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. If remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect or are reimposed due to increased incidence or infection rates, we may need to reassess our priorities and our corporate objectives. Additionally, our operations, ability to timely and accurately report financial results, the operating effectiveness of our internal controls, and the security of our informational technology and systems could be impacted.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our lead product candidates, BT1718, BT5528, BT8009, BT7480, BT7455, and BT7401 conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Genentech, Oxurion, AstraZeneca and Sanofi and DDF, and borrowings pursuant to our debt facility. From our inception in 2009 through September 30, 2020, we have received gross proceeds of $241.3 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering and at-the-market offering program, $61.9 million of cash payments under our collaboration revenue arrangements, including $31.0 million from Genentech, $9.7 million from AstraZeneca, $4.1 million from Oxurion, $15.0 million from Sanofi and $1.1 million from DDF, and borrowings of $15.0 million pursuant to our Loan and Security Agreement, or Loan Agreement with Hercules Capital, Inc., or Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $10.1 million and $33.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $134.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT1718, BT5528 and BT8009;
●	progress the preclinical and clinical development of BT7480, BT7455, and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;

●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits, and share-based compensation expense;
●	expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf;
●	the cost of consultants;
●	the cost of lab supplies and acquiring, developing and manufacturing preclinical study materials and clinical trial materials;
●	costs related to compliance with regulatory requirements; and
●	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other operating costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT1718, BT5528 and BT8009; (ii) initiate clinical trials for our product candidates, including BT7480, BT7455 and BT7401; and (iii) build our in-house process development and analytical capabilities and continue to seek to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT1718, BT5528 and BT8009;
●	progressing the preclinical and clinical development of BT7480, BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the ongoing COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. For instance, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. The pause in enrollment was lifted in the second quarter of 2020, and patient enrollment in the Phase IIa portion of the clinical trial is again underway. However, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, insurance, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Other Income (Expense)

Interest and Other Income, net

Interest and other income, net consist primarily of interest earned on our cash held in operating accounts, net of interest expense for financing arrangements. On September 30, 2020, we entered into the Loan Agreement with Hercules, as such, we expect interest expense to increase in future periods.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Collaboration revenues	$3,842	$614	$3,228
Operating expenses:
Research and development	7,363	6,078	1,285
General and administrative	7,154	4,789	2,365
Total operating expenses	14,517	10,867	3,650
Loss from operations	(10,675)	(10,253)	(422)
Other income (expense):
Interest and other income, net	72	440	(368)
Total other income (expense), net	72	440	(368)
Net loss before income tax provision	(10,603)	(9,813)	(790)
Benefit from income taxes	(465)	(331)	(134)
Net loss	$(10,138)	$(9,482)	$(656)

Collaboration Revenues

Collaboration revenues increased by $3.2 million in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to an increase of $2.4 million from our collaboration with Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149 and $1.2 million from our collaboration with Genentech entered into in February 2020, offset by immaterial decreases related to our other collaboration arrangements.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
BT1718 (MT1)	$133	$250	$(117)
BT5528 (EphA2)	1,124	567	557
BT8009 (Nectin‑4)	1,108	545	563
Tumor-targeted immune cell agonist	378	309	69
Other discovery and platform related expense	2,414	3,024	(610)
Employee and contractor related expenses	2,887	2,084	803
Share-based compensation	668	417	251
Facility expenses	325	315	10
Research and development incentives	(1,674)	(1,433)	(241)
Total research and development expenses	$7,363	$6,078	$1,285

Research and development expense increased by $1.3 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase of $0.5 million in direct program spend, primarily due to increased clinical program development expenses for BT5528 and BT8009, offset by a $0.6 million decrease in other unallocated discovery and platform expense due to the timing of development activities, as well as an increase of $0.8 million in personnel-related expenses attributable to increased headcount and $0.3 million of incremental share-based compensation expense, offset by a $0.2 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date. Through September 30, 2020, we have incurred approximately $13.3 million, $12.4 million, $8.8 million, and $4.5 million of direct expenses for the development of the BT1718, BT5528, BT8009 and tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended September 30,
	2020	2019	Change

	(in thousands)
Personnel related costs	$1,456	$1,053	$403
Professional and consulting fees	2,859	1,586	1,273
Other general and administration costs	1,249	937	312
Share-based compensation	842	402	440
Effect of foreign exchange rates	748	811	(63)
Total general and administrative expenses	$7,154	$4,789	$2,365

General and administrative expenses increased by $2.4 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase of $0.4 million in personnel related costs and $0.4 million in share-based compensation expense, as well as $1.3 million in professional fees, including legal, human resources, marketing and consulting costs and $0.3 million in other general and administrative costs, including insurance expense, to support operations as a public company, offset by a $0.1 million favorable impact of foreign exchange rates during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Other Income (Expense), net

Other income (expense), net decreased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 by $0.4 million primarily due to lower interest rates in the United Kingdom.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Collaboration revenues	$6,542	$8,520	$(1,978)
Operating expenses:
Research and development	23,091	18,891	4,200
General and administrative	18,351	11,164	7,187
Total operating expenses	41,442	30,055	11,387
Loss from operations	(34,900)	(21,535)	(13,365)
Other income (expense):
Interest and other income, net	655	594	61
Other expense, net	—	(5,377)	5,377
Total other expense, net	655	(4,783)	5,438
Net loss before income tax provision	(34,245)	(26,318)	(7,927)
Benefit from income taxes	(668)	(116)	(552)
Net loss	$(33,577)	$(26,202)	$(7,375)

Collaboration Revenues

Collaboration revenues decreased by $2.0 million in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a $6.0 million decrease in revenue from our collaboration with Sanofi when Sanofi exercised its right to terminate the sickle cell program in March 2019, a decrease in revenue of $1.0 million related to a one-time payment pursuant to a Material Transfer Agreement in 2019 and other immaterial decreases related to our other collaboration arrangements, offset by a $3.1 million increase in revenue under our collaboration with Genentech entered into in February 2020 and a $2.4 million increase in revenue under our collaboration with Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
BT1718 (MT1)	$547	$997	$(450)
BT5528 (EphA2)	3,924	2,792	1,132
BT8009 (Nectin‑4)	2,763	2,573	190
Tumor-targeted immune cell agonist	3,979	309	3,670
Other discovery and platform related expense	6,842	9,002	(2,160)
Employee and contractor related expenses	8,291	6,383	1,908
Share-based compensation	1,863	816	1,047
Facility expenses	969	970	(1)
Research and development incentives	(6,087)	(4,951)	(1,136)
Total research and development expenses	$23,091	$18,891	$4,200

Research and development expense increased by $4.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase of $2.4 million in direct program spend, primarily due to increased clinical and TICA program development expenses offset by a $2.2 million decrease in other unallocated discovery and platform expense due to the timing of development activities, as well as an increase of

$1.9 million in employee and contractor related expenses attributable to increased headcount and $1.0 million of incremental share-based compensation expense, offset by a $1.1 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Nine Months Ended September 30,
	2020	2019	Change

	(in thousands)
Personnel related costs	$4,453	$3,213	$1,240
Professional and consulting fees	7,953	4,593	3,360
Other general and administration costs	3,551	1,777	1,774
Share-based compensation	3,087	1,184	1,903
Effect of foreign exchange rates	(693)	397	(1,090)
Total general and administrative expenses	$18,351	$11,164	$7,187

General and administrative expenses increased by $7.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase of $1.2 million in personnel related costs and $1.9 million in share-based compensation expense, as well as $3.4 million in professional fees, including legal, human resources, marketing and consulting costs and $1.8 million in other general and administrative costs, including insurance expense, to support operations as a public company. These amounts were offset by a $1.1 million favorable impact of foreign exchange rates during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Other Income (Expense), net

Other income (expense), net increased in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 by $5.4 million. In the nine months ended September 30, 2020, we recognized $0.7 million of interest income, whereas in the nine months ended September 30, 2019, we recognized $5.4 million of other expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO offset by $0.6 million of interest income.

Liquidity and Capital Resources

From our inception through September 30, 2020, we have not generated any revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with AstraZeneca, Oxurion, Sanofi, DDF and Genentech and borrowings under our debt facility.

From our inception in 2009 through September 30, 2020, we have received gross proceeds of $241.3 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering and sales of ADSs under our ATM program, $31.0 million from Genentech, $9.7 million from AstraZeneca, $4.1 million from Oxurion, $15.0 million from Sanofi and $1.1 million from DDF, and $15.0 in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(1,172)	$(23,694)
Net cash used in investing activities	(716)	(1,164)
Net cash provided by financing activities	61,099	58,318
Effect of exchange rate changes on cash	(1,486)	(886)
Net increase in cash	$57,725	$32,574

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 included our net loss of $33.6 million, net cash generated by changes in our operating assets and liabilities of $26.5 million and non-cash charges of $5.9 million, which included share-based compensation expense of $5.0 million, and depreciation and amortization of $0.9 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of an increase of $27.8 million in deferred revenue primarily from the upfront payment received from the Genentech arrangement, an increase of $1.0 million in accrued expenses and other current liabilities, a decrease of $0.9 million in research and development incentives receivable, and an increase of $0.4 million in other long-term liabilities, offset by an increase of $2.7 million in accounts receivable.

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

Investing Activities

During the nine months ended September 30, 2020 and 2019, we used $0.7 million and $1.2 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $61.1 million, primarily consisting of net proceeds from our ATM of $46.4 million and borrowings of $15.0 million under our Loan Agreement with Hercules, offset by debt issuance costs of $0.4 million.

During the nine months ended September 30, 2019, net cash provided by financing activities was $58.3 million, primarily consisting of net proceeds from our IPO of $57.0 million, and net proceeds from our Series B2 convertible preferred shares issued in January 2019 of $1.3 million.

Loan Agreement

On September 30, 2020, the Closing Date, we entered into the Loan Agreement with Hercules as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to our achievement of certain performance milestones and satisfaction of customary conditions and available until March 15, 2022, an additional term loan of $10.0 million. Borrowings under the Loan Agreement, including the $15.0 million term loan issued as of September 30, 2020 bear interest at an annual rate equal to the greater of (i) 8.85% and (ii) the prime rate of interest plus 5.60%. The Loan Agreement provides for interest-only payments until November 1, 2022, which may be extended to March 1, 2023 upon our achievement of certain performance milestones, followed by equal monthly payments of principal and interest through October 1, 2024, or the Maturity Date. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date; and 1.0% thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement includes a right for the lenders to invest in an amount of up to $2.0 million in the closing of any our financings after the Closing Date that result in aggregate proceeds to us of at least $10.0 million. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined in the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There are no financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT1718, BT5528 and BT8009;
●	progress the preclinical and clinical development for BT7480, BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

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

We expect that our existing cash will enable us to fund our operating expenses for at least the next twelve months. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Genentech, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

	(in thousands)
Operating lease commitments (1)	$1,436	$875	$561	$—	$—
Debt obligations (2)	19,891	1,239	17,194	1,458	—
Total	$21,327	$2,114	$17,755	$1,458	$—

(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office lease in Cambridge, United Kingdom under an operating lease that expires in December 2021. We lease laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2022.
(2)	Amounts in table reflect the contractually required principal, interest and the final payment under the Loan Agreement with Hercules as of September 30, 2020.

In the ordinary course of business, we enter into various agreements with contract research organizations to provide clinical trial services, with contract manufacturing organizations to provide clinical trial materials, and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table of contractual obligations above since the contracts are generally cancelable with advanced written notice, with a notice period of 90 days or less. From the time of notice until termination, we are contractually obligated to make certain minimum payments to the vendors, based on the timing of the notification and the exact terms of the agreement.

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving these milestones.

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

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended. may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2020, we had cash of $149.8 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2020, the principal amount of our term debt outstanding with Hercules was $15.0 million. An increase of 10% in interest rates would result in incremental interest expense of approximately $0.1 million on an annualized basis.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange loss of $0.7 million and $0.8 million during the three months ended September 30, 2020 and 2019, respectively, and foreign exchange gain of $0.7 million and foreign exchange loss of $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inter Partes Reviews

BicycleRD has filed two petitions requesting inter partes review (IPR) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) of two of Pepscan’s U.S. patents forming part of the WO 2004 077062 patent family. On September 3, 2020, BicycleRD filed IPR2020-01569, challenging the validity of U.S. Patent No. 8,742,070 (“the ’070 patent”), which claims polycyclic peptide compounds. On September 14, 2020,

BicycleRD filed IPR2020-01626, challenging the validity of U.S. Patent No. 8,748,105 (“the ’105 patent”), which claims methods of synthesizing cyclic peptide compounds. The ’070 and ’105 patents expire in February 2024. The Patent Trial and Appeal Board of the USPTO is expected to make a decision on whether to institute each IPR in March 2021.

Revocation Actions

On September 7, 2020 BicycleRD filed a revocation action against the German patent forming part of Pepscan’s WO 2004 077062 patent family in the German Federal Patent Court.

The revocation action against the Dutch patent forming part of Pepscan’s WO 2004 077062 patent family is still pending in the District Court The Hague.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including $33.6 million and $26.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $134.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash of $149.8 million as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.

We are party to a secured term loan facility with Hercules. As of September 30, 2020, our outstanding borrowings under this facility totaled $15.0 million. Subject to satisfaction of customary conditions, we may borrow an additional term loan of up to $15.0 million available through March 15, 2021, and subject to our achievement of certain performance milestones and satisfaction of customary conditions we may borrow and additional term loan of $10.0 million through March 15, 2022. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of September 30, 2020, we had $15.0 million of borrowings outstanding under the Loan Agreement with Hercules, and we may borrow up to an additional $25.0 million in the aggregate under the Loan Agreement, subject to certain conditions. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;
●	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and funds from external sources. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing or any future debt facility. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under the Hercules Loan Agreement or any future loan agreements we may enter into could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due under such loan agreements, we may not be able to make accelerated payments, and such lenders could seek to enforce security interests in the collateral securing such indebtedness.

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

Within our BTC program, we are investigating BT1718 for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with the Centre for Drug Development of Cancer Research UK, or CRUK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from CRUK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. BT1718 is designed to target tumors that express MT1-MMP. In addition, we are evaluating BT5528, a second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression, and BT8009, a second-generation BTC targeting Nectin-4, is currently being evaluated in a company sponsored Phase I/II clinical trial. We are also developing BT7480, which is a tumor-targeted immune cell agonist targeting Nectin-4 and agonizing CD137, for oncology indications. These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. There can be no assurance our BTCs or Bicycle tumor-targeted immune cell agonists will ever demonstrate evidence of safety or effectiveness for any use or receive U.S. or E.U. or other country level regulatory approval in any indication. Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

The FDA in the United States, the European Commission based on a recommendation from the EMA, or other European regulatory authorities, in the European Union and the European Economic Area, and any other comparable regulatory authorities in other jurisdictions must approve new product candidates before they can be marketed, promoted or sold in those territories. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the European Commission based on a recommendation from the EMA or any other comparable regulatory authority.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the ongoing COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial is underway, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. Further clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of October 12, 2020, the most recent date for which information has been provided by the CRUK, the most common treatment-related adverse events (>15%, n=41) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease. To date, administered doses of BT5528, a second-generation BTC targeting EphA2, appear well-tolerated with manageable adverse events in the dose-escalation phase as monotherapy and in combination with nivolumab in the ongoing Phase I/II trial in patients with advanced solid tumors associated with

EphA2 expression. In addition, administered doses of BT8009, a second-generation BTC targeting Nectin-4, appear well-tolerated with manageable adverse events in the dose-escalation phase in the ongoing Phase I/II trial.

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

Three of our product candidates are currently undergoing safety testing in the form of Phase I/IIa clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT1718, or any other of our product candidates are safe in humans.

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

Obtaining marketing approvals and compliance with regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries outside of the United States. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorization from the European Commission.  Our product candidates will require a separate marketing authorization for the United Kingdom, and it is unclear as to whether the relevant authorities in the European Union and the United Kingdom are adequately prepared for the additional administrative burden caused by Brexit in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.  If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Further, Brexit may influence the attractiveness of the United Kingdom as a place to conduct clinical trials. The European Union’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulations, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union. Failure of the United Kingdom to closely align its regulations with the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the United Kingdom.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of BT1718, BT5528, BT8009 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma Inc., Seattle Genetics, Inc., AstraZeneca, GlaxoSmithKline plc, and Stemline Therapeutics Inc. are developing programs for the targets that we are exploring for our BTC programs. Furthermore, Agenus Inc., Bristol-Myers Squibb Company, Pfizer Inc., Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc. and Roche are developing bi-specific antibodies.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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

●	the beneficiary inducement provisions of the CMP Law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information,, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fall of 2020. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, the details of which were released on September 13, 2020 and expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and executive measures, including the President’s issuance of future executive orders, to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus. It is possible that additional governmental action is taken to address the ongoing COVID-19 pandemic. For example, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic during the first half of 2020. While the pause in enrollment has been lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial is again underway, further clinical site initiation and patient enrollment may be suspended again or delayed due to prioritization of hospital resources toward the COVID-19 pandemic or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations. The spread of COVID-19, which continues to cause a broad impact globally, may materially affect us economically. While the long-term economic impact from the pandemic may be difficult to assess or predict, it has already caused significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or the existing market correction resulting from the ongoing spread of COVID-19 could materially affect our business.

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

The collection and use of personal data (including health-related personal data) in the European Economic Area, or EEA, is governed by the provisions of the EU General Data Protection Regulation 2016/679, or GDPR, which became effective and enforceable across all then-current member states of the EEA on May 25, 2018. The GDPR also provides that EEA member states may make their own national laws and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health, biometric data used for unique identification purposes and genetic information, as well as personal data related to criminal offenses or convictions. For example, in the United Kingdom, the U.K., the Data Protection Act 2018 complements the GDPR in this regard and more generally. This fact may lead to divergence on the law that applies to our processing of relevant data types across the EEA and the United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk.

Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed between the United Kingdom and European Union, the GDPR will continue to have effect in United Kingdom law until December 31, 2020 in the same fashion as was the case prior to that withdrawal as if the United Kingdom remained a member state of the European Union for such purposes. Following December 31, 2020, it is likely that the data protection obligations of the GDPR will continue to apply to United Kingdom-based organization’s processing of personal data in substantially unvaried form and fashion, for at least the short term thereafter. However, certain additional obligations are likely to arise as a result of the United Kingdom being a “third country” and no longer party to the transitional arrangements, such as, for example, an obligation for U.K. organizations without establishments in the European Union, but to which the GDPR applies, to appoint an “E.U. representative” to comply with the GDPR.

The GDPR sets out a number of requirements that must be complied with when handling personal data (i.e.,

data relating to an identified or identifiable living individual) including: the obligation to appoint a data protection officer in certain circumstances; increased accountability and record-keeping obligations; increased transparency obligations for data controllers; onerous obligations on services providers who process personal data simply on behalf of others; the obligation to carry out so-called data protection impact assessments in certain circumstances; obligations to comply with data subjects’ exercise of an increased set of rights in certain circumstances (such as rights for individuals to be “forgotten,” rights to data portability, rights to object, etc., together with express rights to seek legal remedies in the event the individual believes his or her rights have been violated); a heightened and more-codified standard of data subject consent; and the obligation to notify certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals. In addition, the GDPR materially expanded the definition of what is expressly provided to constitute personal data (including, for example, by expressly clarifying that the GDPR applies to

“pseudonymized” (i.e., key-coded) data, which is often processed by sponsors in the context of clinical trials where identification of underlying subjects is not required).

The GDPR has “extra-territorial” reach in that it applies to any controller or process of personal data that processes personal data in the context of an establishment in the EEA/United Kingdom, or to a controller or processor with no establishment in the EEA/United Kingdom where their processing concerns the offering of goods or services to individuals in the EEA/United Kingdom and/or the monitoring of their behavior.

In addition, European data protection laws, such as the GDPR, generally prohibit the transfer of personal data from the EEA, the United Kingdom and Switzerland to the United States, and most other countries, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the United States was the E.U.-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, under which personal data could be transferred from the EEA and the United Kingdom to U.S. entities that had self-certified under the Privacy Shield. To align with the CJEU’s decision in respect of the E.U.-U.S. Privacy Shield, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield regime was also inadequate for the purposes of personal data transfers from Switzerland to the U.S. entities who had self-certified under the Swiss Privacy Shield.

The CJEU decision referenced above also cast doubt on the ability to use one of the primary alternatives to the E.U.-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the United States and most other countries. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, our transfers of personal data to the United States may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue or €20 million, whichever is higher, and injunctions against transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the Standard Contractual Clauses can and cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate and/or engage providers and/or otherwise transfer personal data, it could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Notwithstanding the notes in the second paragraph of this risk factor relating to the likely continued application of the GDPR in substantially unvaried form and effect during at least the short-term after the expert of the post-Brexit transitional arrangement, it appears that, following December 31, 2020, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear. For example, it is not yet clear whether the United Kingdom will be the subject of a so-called “adequacy decision” of the European Commission, and it is therefore unclear how data transfers between EEA member states and the United Kingdom will be treated. Any changes relating to the United Kingdom and European Union position regarding aspects of data protection law may lead to additional compliance costs and could increase our overall risk.

Failure to comply with the requirements of the GDPR may result in fines of up to 4% of an undertaking’s total global annual turnover for the preceding financial year, or €20,000,000, whichever is greater. Further, following the withdrawal of the United Kingdom from the European Union and the end of the transitional period, we will have to comply with the GDPR and separately the GDPR as is likely to be implemented in the United Kingdom, each regime separately having the ability to find up to the higher of €20,000,000/£17,000,000 or 4% of an undertaking’s total global annual turnover, and we will not be able to designate the United Kingdom Information Commissioner’s Office as the “lead supervisory authority” to take advantage of the GDPR’s “one-stop-shop” protections in respect of any cross-border processing activities in which we are engaged across the EEA and the United Kingdom. Furthermore, in addition to administrative fines, a wide variety of other potential enforcement powers are available to supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. While we have taken steps to comply with the GDPR, and implementing legislation in applicable member states, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller, reviewing our security procedures, and entering into data processing agreements with relevant customers and business partners, we cannot assure you that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful.

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

If the United Kingdom and the European Union are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the EEA, overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the European Union and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the Transition Period.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations. Our operations, and the operations of our third party service providers and collaborators with whom we conduct business, in the United Kingdom as well as in other countries in the EEA, could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market.

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

For example, we are involved in ongoing litigation with Pepscan Systems B.V., and its affiliates, or Pepscan, related to a non-exclusive patent license agreement that our subsidiary, BicycleRD Limited, or BicycleRD, entered into with Pepscan in 2009. Pursuant to the patent license agreement, BicycleRD licensed rights related to the scaffold used for Bicycles contained in certain of our product candidates, being our lead product candidate, BT1718, which is currently in clinical trial sponsored by CRUK, and in THR-149, which has been licensed to Oxurion. The agreement required BicycleRD to enter into a framework services agreement with Pepscan under which Pepscan would provide certain Bicycles not produced by BicycleRD. In 2010, BicycleRD entered into such a framework services agreement. In 2015, BicycleRD terminated the framework services agreement in accordance with its terms. Since 2015, we have ceased using the scaffolds claimed by Pepscan in our new product candidates and have instead developed proprietary scaffold technology of our own.

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

BicycleRD has filed two petitions requesting inter partes review (IPR) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) of two of Pepscan’s U.S. patents forming part of the WO 2004 077062 patent family. On September 3, 2020, BicycleRD filed IPR2020-01569, challenging the validity of U.S. Patent No. 8,742,070 (“the ’070 patent”), which claims polycyclic peptide compounds. On September 14, 2020, BicycleRD filed IPR2020-01626, challenging the validity of U.S. Patent No. 8,748,105 (“the ’105 patent”), which claims methods of synthesizing cyclic peptide compounds. The ’070 and ’105 patents expire in February 2024. The Patent Trial and Appeal Board of the USPTO is expected to make a decision on whether to institute each IPR in March 2021.

On September 7, 2020 BicycleRD filed a revocation action against the German patent forming part of Pepscan’s WO 2004 077062 patent family in the German Federal Patent Court. The revocation action against the Dutch patent forming part of Pepscan’s WO 2004 077062 patent family is still pending in the District Court The Hague.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of September 30, 2020, our intellectual property portfolio includes four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 79 patent families directed to bicyclic peptides and related conjugates, and nine patent families directed to clinical indications and other properties of development assets.

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

As of September 30, 2020, we had 81 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through September 30, 2020, the trading price of our ADSs has ranged from $21.59 to $6.24. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of September 30, 2020, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 78.9% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. In addition, the terms of our indebtedness with Hercules prohibit us from paying dividends. We have not paid dividends in the past on our ordinary shares. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, on our ADSs will be a holder’s sole source of gains for the foreseeable future, and holders will suffer a loss on their investment if they are unable to sell their ADSs at or above the original purchase price.

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

We are an “emerging growth company,” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ADSs less attractive to investors.

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We will incur increased costs as a result of operating as a company with ADSs that are publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a U.S. public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

As an entity incorporated and tax resident in the United Kingdom, we are subject to U.K. corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. Subject to numerous utilization criteria and restrictions (including the Corporate Income Loss Restriction and the Corporate Capital Loss Restriction that, broadly, restrict the amount of carried forward losses that can be utilized to 50% of group profits or gains arising above £5.0 million per tax year, we expect losses to be eligible for carry forward and utilization against future operating profits. In addition, if we were to have a major change in the nature of the conduct or the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. On October 29, 2018 the U.K. Government announced its intention to cap the amount of the payable credit that a qualifying loss-making SME business can receive through R&D relief in any one year. Although the implementation of this measure has been delayed, the U.K. Government has stated that it remains committed to the reform and, subject to the outcome of further consultation, intends to introduce the cap on payable credit claims in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company. If such cap comes into force, this could restrict the amount of payable credit that we claim.

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

The tax treatment of the company is, and our ADSs and ordinary shares are, subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organisation for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of September 30, 2020, we have utilized approximately $47.4 million of the net proceeds from the IPO, primarily to advance our BT1718, BT5528, BT8009, BT7480, BT7455, and other discovery development programs, as well as for continued drug discovery efforts and translational research activities, and for working capital and other general corporate purposes. We have invested the remaining net proceeds from our IPO in interest bearing cash accounts.

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

4.1	Letter Agreement, dated July 1, 2020, by and between Bicycle Therapeutics plc and Citibank, N.A.

10.1

Loan and Security Agreement, dated September 30, 2020, by and among Bicycle Therapeutics plc, BicycleTx Limited and BicycleRD Limited, the lenders party thereto, and Hercules Capital, Inc., as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on October 1, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BICYCLE THERAPEUTICS PLC

Date: November 5, 2020	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)