Form 10-K
period 2020-12-31
BICYCLE THERAPEUTICS plc
filed 2021-03-11
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $189,962,881.

As of March 5, 2021, the registrant had 23,090,382 ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2021 Annual General Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle Toxin Conjugates®, or BTCs, tumor-targeted immune cell agonist programs, and our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;

i

●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I. Item 1A and elsewhere in this Annual Report on Form 10-K.  As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

RISK FACTOR SUMMARY

The below summary risk factors provide an overview of certain of the risks we are exposed to in the normal course of our business activities. The below summary risk factors do not contain all of the information that may be important to investors, and investors should read the summary risk factors together with the more detailed discussion of risks set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report.

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our American Depositary Shares, or ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are at a very early stage in our development efforts, our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugates, or BTCs, Bicycle tumor-targeted immune cell agonist™, or TICA™, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.

●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
●	COVID-19 could impact our business.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

PART I

ITEM 1.       BUSINESS.

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non-biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, which we believe together support a favorable toxicological profile.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidates, BT1718, BT5528 and BT8009, are Bicycle Toxin Conjugates®, or BTCs. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle® and kills the tumor cells. BT1718 targets tumors that express Membrane Type 1 matrix metalloproteinase, or MT1-MMP, and is currently in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Cancer Research UK Centre for Drug Development, or Cancer Research UK, to evaluate its safety, tolerability and efficacy. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists, or TICAs.

Beyond our wholly-owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs outside of oncology include collaborations in immuno-oncology, or I-O, anti-infective, cardiovascular, ophthalmology, dementia and respiratory indications.

The following table summarizes key information about our programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycles. From our founding through December 31, 2020, we have generated substantial intellectual property, including four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 79 patent families directed to bicyclic peptides and related conjugates, and nine patent families directed to clinical indications and other properties of development assets. The work we have conducted in developing Bicycles and our proprietary screening platform have created substantial know-how that we believe provides us with a competitive advantage.

Our management team includes veterans in drug development with executive experience at leading biopharmaceutical companies including Amgen, GlaxoSmithKline, Novartis and Pfizer. Our board of directors and scientific advisory board include industry experts and seasoned investors, with extensive experience in I-O.

Our Strategy

Our mission is to become a leading biopharmaceutical company by pioneering Bicycles as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

●	Progress our most advanced candidates, BT1718, BT5528 and BT8009, through clinical development. BT1718 is being investigated in an ongoing Phase I/IIa clinical trial sponsored by Cancer Research UK. Cancer Research UK initiated expansion cohorts in the Phase IIa portion of the Phase I/IIa study in 2020. We are also evaluating BT5528, a second-generation BTC targeting EphA2, in a company-sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. We intend to advance development of these candidates across oncology indications based on target expression.
●	Continue IND-enabling activities for our lead TICA program, BT7480. BT7480 is a fully synthetic TICA that contains a Bicycle targeting Nectin-4 and a Bicycle targeting the costimulatory receptor CD137. BT7480 has been shown in preclinical models to rapidly penetrate tumors, have anti-tumor activity, and induce immune memory specific to the implanted tumor. IND-enabling activities for BT7480 are ongoing, and we are on track to commence the Phase I clinical trial in the second half of 2021.
●	Pursue clinical development of our discovery programs. We intend to continue our ongoing discovery activities to screen and select promising candidates for oncology indications. For example, early I-O discovery efforts have resulted in the identification of TICA candidates targeting natural killer, or NK, cells. We are currently advancing these programs into lead optimization.
●	Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline. Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycles to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify our current pipeline of promising BTCs and TICAs, and we intend to use it to develop a broader pipeline of diverse product candidates.
●	Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology. We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas, including, anti-infective, cardiovascular, ophthalmology, dementia and respiratory indications. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.
●	If approved, maximize the commercial potential of our product candidates by either establishing our own sales and marketing infrastructure or doing so through collaborations with others. Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

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

Schematic of the Creation of a Cyclized Molecule Resulting in a Bicycle

We have expanded the diversity of the chemical space we can cover from approximately 1013 potential molecules in 2009 to 1020 today. We have applied our novel Bicycle modality to a growing range of targets, from a single target in 2009 to more than 125 today. We can create a wide range of Bicycles by varying four parameters:

●	the number of amino acids in the two loops;
●	the amino acid composition at each position;
●	the symmetry of the two loops; and
●	the small molecule scaffold used to cyclize the Bicycle.

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

Compared to biologics, Bicycles have a lower cost of production and a simpler manufacturing process, and are recognized by regulatory authorities as small molecule new chemical entities. We can readily identify Bicycles that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions. Our novel and proprietary screening platform allows us to screen Bicycles against molecular targets rapidly and efficiently, affording potentially reduced timelines and costs compared to other high-throughput screening approaches. Leveraging our platform, we can rapidly and efficiently identify a compound for development in as few as six months with the historical average time being 12 months after a target has been selected.

Properties of Bicycles May Translate into Potential Therapeutic and Other Advantages

Comparison of Bicycles to Other Common Classes of Therapeutics

Our Proprietary Bicycle Screening Platform

We utilize our novel and proprietary phage display screening platform to identify Bicycles that are potentially useful in medicine. We have used this technology to identify our current pipeline and intend to leverage it to develop a broader portfolio of product candidates to address unmet medical needs across a wide range of diseases.

Phages are bacteria-infecting viruses consisting of genetic material wrapped in a protein coat. Phages can be harnessed to identify Bicycles by splicing DNA into the genome of a phage so that the linear peptides that encode Bicycles are presented on the surface of the phage. Our founder Sir Greg Winter, a pioneer in phage display, applied this technology and added a cyclization step that forms Bicycles from these linear peptides. This technology underpins our novel and proprietary screening platform.

Our screening process self-selects for Bicycles that are amenable to attachment, commonly referred to as conjugation, to other molecular payloads such as cytotoxins, innate immune agonists or other Bicycles. Bicycles can be linked together with synthetic ease to create complex molecules with combinatorial pharmacology. Alternatively, Bicycles in the form of multimers can also be used as standalone therapeutics, such as those that we are exploring in our systemic and tumor-targeted immune cell agonist programs. We believe that the flexibility of our Bicycles and our powerful screening platform allow new therapeutics to be rapidly conceived and reduced to practice to potentially serve diverse therapeutic applications across a wide range of indications. We can readily identify Bicycles that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions.

Schematic of our Proprietary Bicycle Screening Process

We have optimized our proprietary Bicycle screening platform, enabling the technique to be applied to a diverse range of over 125 challenging targets to date, successfully identifying Bicycles for over 80% of these targets, some of which are intractable to small molecules. During these screens, Bicycles with diverse pharmacologies were identified, including enzyme inhibitors, receptor antagonists, agonists (partial, full and supra) and neutral site binders. Neutral site binders often bind to entirely novel sites on target proteins, previously undescribed in the scientific literature. These binders can be useful when conjugated with therapeutic payloads since they allow antigen-targeted payload delivery without impacting target function.

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

| Program | Interest | Stage | Status |
|---|---|---|---|
| **Oncology** | | | |
| ***Bicycle* Toxin Conjugates** | | | |
| **BT1718** | • High MT1-MMP expressing tumors (e.g., breast cancer, lung cancer, sarcoma, gastric cancer, ovarian cancer, endometrial cancer, bladder cancer, esophageal cancer) | • Phase I/IIa | • Ongoing Phase I/IIa clinical trial in collaboration with CRUK |
| **BT5528** | • High EphA2 expressing tumors (e.g., lung cancer, breast cancer, bladder cancer, gastric cancer, ovarian cancer, esophageal cancer, pancreatic cancer) | • Phase I/IIa | • Ongoing company-sponsored Phase I/IIa clinical trial |
| **BT8009** | • High Nectin-4 expressing tumors (e.g. bladder cancer, breast cancer, esophageal cancer, head & neck cancer, lung cancer, ovarian cancer) | • Phase I/IIa | • Ongoing company-sponsored Phase I/IIa clinical trial |
| ***Bicycle* Tumor-targeted Immune Cell Agonists (TICAS™) and Systemic Agonists** | | | |
| **BT7480 (Nectin-4/CD137 TICA)** | • Oncology | • Preclinical | • IND-enabling activities in process |
| **BT7401 (multivalent CD137 agonist)** | • Oncology | • Preclinical | • CRUK to fund and sponsor development through a Phase IIa clinical study |
| **BT7455 (EphA2/CD137 TICA)** | • Oncology | • Preclinical | • IND-enabling activities in process |
| **Undisclosed** | • Oncology | • Discovery | • Collaborating with Genentech |
| **Beyond Oncology** | | | |
| **THR-149 (Plasma Kallikrein Inhibitor)** | • Ophthalmology | • Phase I | • Collaborating with Oxurion |
| **Inhaled** | • Respiratory | • Discovery | • Collaborating with AstraZeneca |
| **Cardiovascular** | • Cardiovascular | • Discovery | • Collaborating with AstraZeneca |
| **Novel anti-bacterials** | • Anti-bacterials | • Discovery | • Collaborating with Innovate UK and Small Business Research Initiative |
| **Neurological** | • Dementia | • Discovery | • Collaborating with Dementia Discovery Fund and Oxford Drug Discovery Institute |

Our Oncology Programs

We believe Bicycles are an ideal vehicle to deliver small molecule payloads to tumors, both as potent cytotoxins in the case of BTCs, as well as small molecule agonists of the immune system in the case of our Bicycle-targeted immune cell agonists. We believe that Bicycle conjugates can offer improved performance as compared to antibody-mediated delivery.

In addition to their use as drug conjugates, Bicycles can also be configured for use as standalone therapeutics. We have identified Bicycles that have been observed to directly interact with CD137, a key immune cell co-stimulatory molecule. We believe our CD137-targeting Bicycles may overcome limitations inherent in antibody-mediated approaches and have the potential to be converted into simple tumor-targeted immune cell-engaging Bicycle molecules.

Bicycle Toxin Conjugates

Within our BTC programs, we are developing BT1718 (carrying a DM1 (mertansine) cytotoxin payload), which is designed to target MT1-MMP expressing tumors. BT1718 is currently being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial that is being conducted in collaboration with Cancer Research UK Centre for Drug Development. Patient enrollment in the Phase IIa portion of the Phase I/IIa trial remains ongoing.

We are evaluating BT5528, our first second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics, and preliminary clinical activity in patients with solid tumors. We are currently enrolling patients in the Phase I portion of the Phase I/II trial of BT5528.

We are also evaluating BT8009, a second-generation BTC that targets Nectin-4 and carries an MMAE cytotoxin payload, in an ongoing company-sponsored Phase I/II clinical trial to assess to assess the safety, pharmacokinetics, and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. Studies have demonstrated that MT1-MMP, EphA2 and Nectin-4 are overexpressed in many cancer types with high unmet medical needs, including lung cancer, breast, gastric, endometrial, sarcoma, pancreatic, bladder, ovarian, esophageal and other cancers. Studies have also shown that tumor overexpression in each of these targets has been associated with poor prognosis in specific cancers. We therefore believe our BTC candidates may address a wide range of cancer types with significant unmet medical need.

Background

The discovery of monoclonal antibodies enabled the development of antibody drug conjugates, or ADCs. ADCs link antibodies that target tumor-associated antigens to potent cytotoxins through a process known as conjugation. ADCs are designed to selectively and potently destroy cancer cells by combining the targeting capability of antibodies with the cancer-killing ability of cytotoxins. Despite the growing use of ADCs in treating cancer and high interest in ADC development programs, we believe there are significant challenges to ADCs. The large molecular size of the antibody impairs the penetration of ADCs into tumors. ADCs are generally required to internalize into tumor cells after binding to internalizing tumor antigens to the surface. Finally, the relatively long systemic exposure and subsequent liver clearance generally associated with ADCs result in dose-limiting toxicities such as hematological, liver and gastrointestinal toxicities, and neuropathies.

Properties of Bicycle Toxin Conjugates

We believe the properties of our BTCs may address the challenges associated with ADCs and therefore that our approach has the potential to offer substantial benefits, including:

●	Extensive and rapid tumor penetration. Bicycles have been observed in our preclinical studies to penetrate tumors more rapidly and exhibited increased penetration to poorly perfused regions of the tumor when compared to a comparator antibody. Early clinical data from an ongoing clinical trial has shown ten times higher tumor cytotoxin levels than corresponding plasma levels based on clinical tumor biopsies taken 24 hours post-infusion.
●	Retention in tumors. In preclinical studies a tumor antigen targeting Bicycle was observed to be retained in the tumor for at least 120 hours after dosing. Preliminary clinical data observed to date from our ongoing clinical trials are consistent with preclinical observations of post-dose tumor retention.
●	Short systemic half-life and renal elimination. Bicycles have been observed in clinical and preclinical studies to have a short systemic half-life of approximately 20 to 30 minutes. Due to their small size, Bicycles are able to exit the tissue rapidly and are excreted through the kidneys rather than the liver, which we expect will support a favorable toxicity profile.
●	No requirement for internalization. Unlike ADCs, which require cellular internalization for activity, BTCs do not require internalization into the cell, and therefore potentially can target a wider range of tumor antigens.
●	Access to non-expressing tumor cells. The toxin in our BTCs is liberated in the extracellular space, enabling cell-killing adjacent cells that do not express the specific target through a toxin bystander effect. In our preclinical studies, we observed activity for BTCs even in tumors that were heterogeneous for target expression.
●	Larger toxin payload. Despite the small size of Bicycles, they are able to carry a larger dose of toxin per unit mass than a comparator ADC. Therefore, we believe that Bicycles can deliver a higher concentration of the linked toxin to increase the probability of tumor killing.

●	Manufacturing. The fully synthetic process by which Bicycles are manufactured facilitates ease and consistency of manufacturing and improved formulation compared to ADCs.

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

The figure below summarizes the results of a preclinical rodent xenograft model that investigated payload concentrations over time in different organ systems after administration of a BTC. In this model, we observed the toxin payload was retained in the target-expressing tumor over time but was rapidly eliminated from other tissues.

Payload Concentrations Over Time in Different Organ Systems After Administration of a BTC

We believe these data demonstrate the potential of BTCs to have long-term sustained activity and to limit the toxicity that is associated with ADCs.

BT1718

BT1718, is a BTC that we are developing for oncology indications. The molecule is comprised of our MT1-MMP targeting Bicycle, a hindered disulphide cleavable linker and a DM1 cytotoxin payload. We are not aware of any other cytotoxin conjugates in development that target MT1-MMP.

Schematic of BT1718

MT1-MMP is a matrix metalloprotease involved in tissue remodeling and is generally expressed at relatively low levels in normal adult tissues. MT1-MMP has an established role in cell invasion and metastasis, and we believe that MT1-MMP is an attractive target for cytotoxin delivery due to its high level of expression on stromal and tumor cell subsets in various cancers.

In our preclinical studies, we observed that BT1718 was associated with the greatest anti-tumor effect when membrane expression of MT1-MMP was high (as quantified by fluorescence activated cell sorting, or FACS). Tumors with lower levels of expression of MT1-MMP were observed to have reduced levels of response to BT1718. We are collaborating with leading cancer researchers to determine MT1-MMP expression levels across a panel of tumor types, which will help inform patient selection for further clinical development. One of the goals of our clinical trials is to better understand the relationship between the level of target expression and activity of BT1718.

Clinical Development

Ongoing Phase I/IIa First in Human Clinical Trial

BT1718 is being investigated in an ongoing Phase I/IIa open label dose escalation and expansion clinical trial sponsored by Cancer Research UK. The Phase I part of this trial evaluated up to 40 patients with advanced solid tumors in two dosing regimens at three sites in the United Kingdom. In the Phase I portion of the Phase I/IIa trial, BT1718 was generally well-tolerated. Based on the Phase I trial results, 20 mg/m2 of BT1718 administered once weekly was selected as the Phase IIa dose. This dose is within the efficacious dose range predicted by preclinical models, in which an equivalent dose level was associated with complete responses, or CRs. With once-weekly dosing, BT1718 appeared tolerable, with manageable adverse events. Though the primary objective of the Phase I portion of the BT1718 trial was evaluating safety and tolerability in an unselected group of patients with advanced solid tumors, some signs of anti-tumor activity were observed: at doses of between 9.6 mg/m2 and 32.0 mg/m2 administered once-weekly, 13 out of 24 response evaluable patients at the eight week timepoint exhibited best response of at least stable disease. Ten of these 13 patients had a greater than 10% reduction in at least one target lesion, including a tumor reduction of 68% observed in one patient, a reduction that meets the RECIST Version 1.1 criteria of a partial response.

The Phase IIa part of the trial, which commenced in 2020, is evaluating BT1718 in patients with tumors that express MT1-MMP at the recommended Phase II dose of 20 mg/m2, based on the findings from the Phase I part of the trial. To determine tumor types of interest, a clinically validated MT1-MMP immunohistochemistry, or IHC, assay, developed in collaboration with Cancer Research UK, was used to screen tumor tissue microarrays, or TMA, from multiple tumor types selected based on literature reports of high expression of MT1-MMP, including breast, lung, sarcoma, gastric, ovarian, endometrial, bladder, and esophageal cancers. To date, the percentage of patients determined to be MT1-MMP-positive at the pre-specified cutoff is consistent with previous translational research findings. Enrollment is ongoing at four clinical sites, with additional sites expected to begin enrolling patients during the first half of 2021. Patients are currently being enrolled into two solid tumor cohorts, one in squamous non-small cell lung cancer, or NSCLC, and the other in an all-comers “basket” cohort. Depending on results from these first two cohorts, Cancer Research UK may initiate up to two additional cohorts. Each cohort will evaluate 16 patients with a specified tumor type determined using the results of the MT1-MMP IHC TMA analysis.

The endpoints for the Phase IIa part of this clinical trial are safety and preliminary efficacy in patients with tumors expressing MT1-MMP. Archived or fresh tumor samples from all patients are collected and tested for MT1-MMP expression using the clinically validated IHC and associations with tumor and stromal expression and clinical response will be explored. Biopsies of tumors will be mandatory in a subset of patients in this part of the trial in order to evaluate tumor PK and pharmacodynamic biomarkers of response to BT1718.

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

DM1 Levels in Clinical and Preclinical Tumor Samples

BT5528

BT5528 is a BTC designed to target EphA2. The molecule is comprised of our EphA2 targeting Bicycle, a valine-citrulline, or val-cit, cleavable linker and a cytotoxin MMAE payload.

Schematic of BT5528

EphA2 is a member of the Ephrin superfamily of receptor tyrosine kinases regulating cell migration, adhesion, proliferation and differentiation. EphA2 is expressed at relatively low levels in normal adult tissues, but is overexpressed in numerous difficult to treat tumors including lung, breast, bladder, gastric, ovarian, endometrial, cervical, melanoma, esophageal, pancreatic, and glioma. In both cell-derived and patient-derived preclinical models, we observed anti-tumor activity signals following administration of our EphA2 toxin conjugates, which correlated with EphA2 expression, as determined by FACS studies.

Effect of EphA2 Expression on BT5528 Activity Across Preclinical Xenograft Models

% Change in tumor volume*
600
500
400
300
200
100
0
-100
100000
10000
1000
100
10
1
EphA2 Expression
(Antigen Binding sites per Cell by FACS)
MOLP-8
OE-21
Lung PDX
Lung PDX
SK-OV-3
NCI-N87
MDA-MB-231
NCI-H1975
PC-3
Lung PDX
NCI-H1975
Lung PDX
HT-1080
*Minimum tumor volume recorded, D14-28 after start of dosing BT5528 3mg/kg qw

EphA2 has previously been pursued by other companies utilizing antibody drug conjugates, or ADCs. However, significant safety concerns, including bleeding events and liver toxicity, were observed in preclinical studies and early clinical development, which resulted in the discontinuation of development. For example, in a Phase I clinical trial of MEDI-547, an EphA2-targeting ADC, an increase in the liver enzyme ALT and AST was observed in half of the dosed patients and bleeding events were observed in five out of six patients, in each case within two to eight days following a single dose. The bleeding events observed in humans from the clinical trial were consistent with findings from the preclinical studies in other species, including primates.

We believe EphA2 is an attractive target for our BTCs due to the potential of Bicycles to overcome the safety concerns observed with ADCs. In our preclinical PK and toxicokinetic studies, we observed a short half-life and volume of distribution similar to BT1718. We observed that the accumulation of MMAE in the tumor tissue led to mitotic arrest of tumor cells and tumor regression was evident within days of administration. Due to the shorter half-life, improved penetration into solid tumors and kidney elimination, we believe that BT5528 could address the challenges of ADCs. Similar to the strategy for selecting indications for BT1718, we are screening tumor TMAs using a clinically validated EphA2 IHC, in a CAP accredited and CLIA certified laboratory, to prioritize those indications with high EphA2 protein expression for clinical investigation.

BT5528 was evaluated in preclinical studies in multiple species, including rodents and non-human primates. In our preclinical studies, BT5528 was not observed to have a significant effect on clotting parameters and did not exhibit abnormal liver function at tolerated doses. We also observed no bleeding events in primates at toxin equivalent doses over 150-fold higher than the clinical dose of an ADC with the same amino acid sequence and with the same linker-toxin combination and average drug/antibody ratio as MEDI-547 used in patients.

Clinical Development

BT5528 is currently being evaluated in the dose escalation, Phase I portion of a company-sponsored Phase I/II clinical trial of patients with advanced solid tumors associated with EphA2 expression. BT5528 has been dosed up to 8.5 mg/m2 weekly, which we believe, based on pre-clinical studies, is toward the top of the therapeutic range, with transient neutropenia observed at that dose. Dose finding for the Phase II portion of the trial remains ongoing, and additional weekly and every other week doses are currently being explored. Currently administered doses are in the predicted therapeutic range, delivering over 15 times more toxin than MedImmune’s EphA2 ADC MEDI-547. In addition, and in contrast to the adverse events observed with MEDI-547, we have observed no signs of coagulopathy to date.

The clinical pharma profile of BT5528 is consistent with preclinical predictions. Early data received from tumor biopsies reveal that 24 hours after infusion of BT5528, tumor levels of the MMAE cytotoxin payload are approximately ten times higher than the corresponding plasma levels. Emerging, qualitative metabolite identification data from the clinical trial supports the hypothesis that BTCs undergo reduced hepatic metabolism and are eliminated renally.

Although dosing continues to be refined, we have observed preliminary findings consistent with anti-tumor activity. An EphA2 IHC assay was deployed during 2020, enabling pre-selection of patients in the Phase I portion of the trial. Since implementation of the IHC assay, patients are prospectively screened and are eligible for enrollment based on a prespecified H-score.

As of January 14, 2021, two EphA2-selected patients have enrolled in the trial, one of whom was response evaluable. In the response evaluable, prospectively screened, EphA2-positive patient, a urothelial patient currently receiving 6.5 mg/m2 of BT5528 every other week, whose prior lines of therapies included both a PD-1 inhibitor and enfortumab vedotin, we observed a 43% reduction in target lesions at the first radiologic response assessment, constituting a partial response under RECIST version 1.1 criteria. We also observed reductions in non-target lesions, and the patient remains enrolled in the trial.

In addition, an ovarian cancer patient, enrolled prior to implementation of the EphA2 assay, currently receiving 4.4mg/m2 of BT5528 every week, who had been previously treated with chemotherapy, a vascular endothelial growth factor, or VEGF inhibitor, and a poly (ADP ribose) polymerase, or PARP, inhibitor, has achieved an ongoing 25% reduction in target lesions, which constitute stable disease. The patient, first dosed in May 2020, has completed eight cycles of BT5528 and remains enrolled in the trial. We retrospectively analyzed the patient for EphA2 status and determined the patient to be positive but below the current enrollment H-score cutoff.

We are currently enrolling patients in this trial at five active clinical sites, including four in the United States and one in the United Kingdom. We expect that up to five additional sites will open in the first half of this year, primarily in the United Kingdom and Europe. We expect a planned total of up to 17 worldwide sites to be active in 2021, with sites prioritizing the enrollment of eligible EphA2-positive patients in the monotherapy cohorts.

BT8009

BT8009 is a BTC designed to target Nectin-4, a well-validated tumor antigen. The molecule is comprised of our Nectin-4 targeting Bicycle, a val-cit cleavable linker, and a cytotoxin MMAE payload.

Schematic of BT8009

Nectin-4 (also known as PVRL4) is a cell adhesion molecule from the Nectin and Nectin-like family, members of which are integral to the formation of the homotypic and heterotypic cell junctions. Nectin-4 has been shown to be overexpressed in tumor cells and is believed to play a role in tumor cell growth and proliferation. High in normal embryonic and fetal tissue, Nectin-4 declines in adulthood, showing a limited distribution in healthy tissues. However, Nectin-4 is expressed on tumor cells in numerous cancer types including bladder, breast, gastric, lung and ovarian. In addition, we believe the favorable characteristics of BTC-targeted therapies may address some of the challenges in treating pancreatic cancer.

We are aware of one Nectin-4 ADC program in development, enfortumab vedotin, which is being jointly conducted by Seattle Genetics and Astellas and, in December 2019, received approval from the U.S. Food and Drug Administration, or FDA, as a treatment for patients with locally advanced or metastatic urothelial cancer following treatment with platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor. Similar to our strategy for selecting indications for BT1718 and BT5528, we will screen tumor TMAs using a clinically validated Nectin-4 IHC to prioritize indications with high Nectin-4 protein expression for clinical investigation.

Clinical Experience

BT8009 is advancing in the Phase I portion of the company-sponsored Phase I/II clinical trial. Early clinical data supports a PK profile that is consistent with both preclinical predictions and data to date from our ongoing Phase I trial of BT5528, which utilizes the same linker and toxin payload.

Enrollment in the Phase I/II trial of BT8009 is ongoing at 2 sites in the United States and our first clinical site outside of the United States opened in the first quarter of 2021. We expect up to nine additional sites to open, primarily in Europe and the United Kingdom in the first half of 2021, with further geographic expansion later in 2021. In total, we expect up to 21 clinical sites to be open, with prioritization given to enrolling appropriate Nectin-4-positive patients in the monotherapy cohorts.

Bicycle Immune Cell Agonist

Approaches that activate cytotoxic T-cells and other types of cells used in a body’s immune response have been observed to improve outcomes in cancer. However, prolonged immune activation can be toxic and lead to T-cell exhaustion, which is a challenge amplified by the long half-life of antibodies and biologics that are often used in these treatment approaches. We believe the differentiated properties of Bicycles may allow us to develop molecules with a pharmacodynamically distinct and improved profile over existing therapies.

We are aware of anti-CD137 antibodies undergoing clinical testing, including urelumab being developed by Bristol-Myers Squibb, which produced single agent responses but also severe liver toxicity, and utomilumab being developed by Pfizer, which exhibited minimal clinical activity with less toxicity. We are developing immune cell agonists, designed to trigger an immune response to tumors. We have identified potent Bicycle agonists of CD137, a tumor necrosis factor receptor, or TNFR, family member. We believe that Bicycles represent a differentiated approach to target CD137 that may confer several advantages over existing modalities due to the small size and PK characteristics of Bicycles. Our Bicycle immune cell agonists are designed to circumvent the limitations of antibody and biologic therapies, such as liver toxicity and limited efficacy, and to better enable combination therapy. Bicycle immune cell agonists can be formed by conjugating multiple copies of a CD137 Bicycle to form multimers or by utilizing a bi-specific format in which CD137 Bicycles are linked to Bicycles that bind to tumor antigens, inhibit checkpoint proteins or otherwise activate the immune system. We believe we are currently the only company that has fully chemically synthetic multivalent or tumor-targeted CD137 agonists.

Properties of Bicycle Immune Cell Agonists

In order to agonize the CD137 receptor, cross-linking of a trimeric receptor is required. As a result, we are developing multivalent systemic and tumor-targeted molecules that cross-link the receptor into an active form in a tumor cell independent or dependent manner as shown in the image below.

Schematic of Proposed CD137 Bicycle Agonists

These Bicycle CD137 agonists feature the following favorable pharmacological characteristics for immuno-oncology therapeutics. We believe these characteristics have the potential to overcome the limitations of antibodies and fusion proteins.

●	Simplicity and small size. Our systemic and tumor-targeted immune cell agonizing Bicycles are chemically synthesized and are very small in comparison to other molecules targeting the CD137 receptor. For example, the approximate molecular weight of urelumab is 146 kDa. In contrast, the molecular weight of our multivalent and tumor-targeted Bicycles are in the range of approximately 4 kDa to 15 kDa, which is designed to facilitate the rapid penetration of the therapeutic into tumor tissue.
●	Tunable PK. Bicycles are amenable to chemical modifications that allow the PK to be fine-tuned. We believe this enables the development of molecules with the optimal balance of prolonged CD137 agonism, but with rapid enough elimination from systemic circulation to avoid the undesired toxicities of CD137, as has been observed with urelumab. In addition, this tunable half-life is expected to enable different sequences of therapeutics to be evaluated in the clinic potentially reducing the risk of overlapping toxicities.
●	Renal elimination. Rapid renal elimination may avoid liver toxicity observed with other CD137 agonists in development.
●	Modular. The modular nature of Bicycles permits the presentation of CD137 binders in various orientations and in combination with other Bicycles allowing us to design molecules with a range of activities. We believe that we can select the optimal activity profile to avoid the weak efficacy seen with the utomilumab molecule or the overstimulation of CD137 by urelumab that resulted in systemic toxicity.
●	Tumor targeting. Combining CD137-binding Bicycles with Bicycles that bind to tumor targets potentially affords an additional level of safety as compared to systemically active agonists such as urelumab. The clustering and activation of CD137 occurs only when the tumor-targeting Bicycle binds to both the tumor antigen target and CD137. Therefore, we expect the tumor targeted agonists will achieve a higher degree of activation locally in the tumor but will have significantly reduced or no activity in healthy tissues that do not express the tumor antigen.

Comparison of the Features of our Bicycle Immune Cell Agonists to Biological Immune Cell Modulators

Preclinical Experience

Multivalent CD137 Immune Cell Agonists

We observed that simple multivalent Bicycle CD137 agonists displayed potent activity in preclinical cell-based assays. Several Bicycle CD137 agonists displayed comparable or higher fold induction compared to the natural ligand (CD137L) in an engineered reporter cell assay whereby CD137 activation leads to production of a luminescence signal. We also observed Bicycles stimulated the release of the cytokine IL-2, a marker of immune response, from primary human T-cells. In additional in vivo studies, we observed that CD137-binding Bicycles increased the cytotoxic T-cell infiltration in tumor tissue. The Bicycles did not significantly change the expression of CD137 on tumoral T-cells while urelumab led to a decrease in the target cell population. We believe this increased cytotoxic T-cell infiltration correlates with the anti-tumor activity of the Bicycle CD137 agonists.

Bicycle Tumor-Targeted Immune Cell Agonists (TICAs)

We have linked immune cell receptor binding Bicycles to tumor antigen binding Bicycles to form TICAs. We have found this approach to be generalizable across tumor antigen and immune cell receptors. We constructed CD137-

targeting TICA molecules and observed that these bi-specific Bicycles agonize the CD137 receptor only in the presence of cells that express the appropriate tumor antigen. Additionally, we have constructed TICA molecules with Bicycles that bind to another member of the TNF family of T-cell costimulatory receptors TNFRSF4, also known as OX40. As shown in the figure below, TICA molecules combining our Nectin-4 or EphA2 tumor antigen binding Bicycles and CD137 or OX40 binding Bicycles stimulated the release of the cytokine IL-2 or IFNꝩ from human PBMCs when in co-culture with tumor cells that express appropriate receptor (Nectin-4 or EphA2). In co-culture with cells lacking Nectin-4 expression, or when non-binding Bicycles are incorporated (such as BCY12759) there was no activity observed. This is an example of how both the immune cell binding and tumor cell binding Bicycles can be readily interchanged in the context of our synthetic TICA molecules to generate novel and targeted immune agonists for further study.

Modularity of TICAs

In our preclinical development of TICA molecules, we have observed an ability to tune molecules based on simple chemical changes, which we believe is an inherent advantage of our Bicycle platform-based approach to bi-specifics compared to other modalities. As an example of this, activity of two different Nectin-4/CD137 TICA molecules is shown below. BCY10000 was observed to have a higher affinity CD137 binding Bicycle than BCY8854, yielding increased activity and potency in a CD137 assay.

Tunable Activity of CD137 TICAs

We also observed that the pharmacokinetic properties of TICA molecules can be tuned through chemical changes. The figure below shows the plasma concentrations over time of three Nectin-4/CD137 TICA molecules after intravenous infusion into rats at a dose of 3 mg/kg. BCY11863 demonstrates a longer circulation time than BCY10000 and BCY10572. This data shows that the properties of the TICAs can be modulated to extend the duration of exposure in vivo.

Tunable Pharmacokinetics of CD137 TICAs

In further studies, we have observed that intermittent dosing of BCY12491, an EphA2/CD137 TICA, leads to a robust anti-tumor activity in syngeneic MC38 mouse model using humanized CD137 (huCD137) C57BL/6 mice. Administration of BCY12491 in six intravenous biweekly doses over a period of 17 days at 5 mg/kg led to substantial tumor regressions, including two out of six CRs. In addition, administration of BCY13626, a non-binding analog of BCY12491 had no impact on tumor growth rates.

Activity of EphA2 TICA in vivo

We have also observed that intermittent dosing of TICA BCY12491 leads to an increase in immune cell infiltration and an increase in the expression of checkpoint inhibitor genes in tumors of a syngeneic MC38 mouse model using humanized CD137, or huCD137, C57BL/6 mice. In other studies, we have observed that when BCY12491 is dosed in combination with pembrolizumab, a PD1 checkpoint inhibitor, there is an increased antitumor effect as shown in the figure below. Administration of BCY12491 in eight intravenous doses at 5 mg/kg (dosed on days 0, 1, 7, 8, 14, 15, 21 and 22) in combination with 4 intraperitoneal doses of pembrolizumab at 3 mg/kg (dosed on days 0, 7, 14 and 21) lead to substantial tumor regressions, including ten out of ten CRs. We observed that dosing BCY12491 or pembrolizumab alone using the same dose and schedule led to only two and three out of ten complete regressions respectively.

Activity of NK TICAs and PD1 Inhibitor in vivo

We believe that our ability to rapidly generate and test TICA molecules and their simple molecular format may form the basis of additional programs in the future. In addition to the immune cell and tumor targets that we have already investigated, we are screening for Bicycles that target NK cell receptors as well as additional immune cell and tumor specific antigens. We have identified TICA candidates that target and activate NK cells as shown in the figure below. We have observed that treatment of primary human NK cells in co-culture with target-positive tumor cells with NK TICA1 or NK TICA2 results in increased surface levels of CD107a, a marker of NK cell functional activity.

BT7480

BT7480 is a TICA that targets CD137 and Nectin-4. BT7480 exhibits potent CD137 agonism in an engineered CD137 reporter assay system that correlates with Nectin-4 surface expression on the co-cultured tumor cells. In addition, BT7480 induces robust production of interleukin-2, or IL-2, and interferon gamma, or IFNꝩ, in primary PBMC/tumor cell co-culture assays. This activity is strictly dependent on the tumor cells expressing Nectin-4 and on the ability of the TICA to bind to both of its targets, Nectin-4 and CD137. In the figure below, BT7480 induces IL-2 and IFNꝩ at sub nanomolar concentrations when incubated with human PBMCs and the Nectin-4 expressing human tumor cell line HT1376.

BT7480 produces IL-2 and IFNꝩ in coculture with PBMC and HT1376

Additionally, we have observed that intermittent dosing of BT7480 leads to a robust anti-tumor activity in syngeneic MC38 mouse model, engineered to overexpress Nectin-4, using huCD137 C57BL/6 mice. Administration of BT7480 in six intravenous biweekly doses over a period of 17 days at 1.5 or 5 mg/kg led to substantial tumor regressions, including five out of six complete responses at 1.5 mg/kg and six out of six CRs at 5 mg/kg. In addition, animals that were complete responders in the experiment were subsequently re-challenged with the same tumor cell implantation and no tumor growth was observed, implying development of immunogenic memory.

Effect of BT7480 on Tumor Volume in a Preclinical Syngeneic Model with Nectin-4 Expressing MC38 Tumors in C57BL/6 Mice

Our IND-enabling activities for BT7480 are ongoing, and we expect to initiate a Phase I clinical trial in the second half of 2021.

BT7455

BT7455 is a TICA targeting EphA2 and CD137. In preclinical studies, BT7455 was observed to potentiate cytokine production by pre-activated PBMCs in co-culture with EphA2-expressing cancer cell lines and was associated with tumor growth inhibition and formation of immunologic memory in mice bearing subcutaneous MC38 tumors. IND-enabling studies for BT7455 are currently ongoing.

Genentech Collaboration

In February 2020, we entered into a strategic early discovery collaboration agreement with Genentech, Inc., a member of the Roche Group, or Genentech, to discover, develop and commercialize novel Bicycle-based immuno-oncology therapies. Under the collaboration, we will explore the application of our technology to a wider range of immuno-oncology targets, combining the expertise of both companies.

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

AstraZeneca. In November 2016, we entered into a multi-targeted research collaboration agreement with AstraZeneca AB, or AstraZeneca, with a focus on targets within respiratory, cardiovascular and metabolic disease.

Oxurion. In August 2013, we entered into a research collaboration and license agreement with Oxurion NV (formerly ThromboGenics NV), or Oxurion, focused on ophthalmology. The lead molecule of the partnership is THR-149, a novel plasma kallikrein inhibitor, for the treatment of diabetic macular edema. A Phase I clinical trial of THR-149 was completed in July 2019. The Phase I clinical trial, conducted by Oxurion, was an open-label, multi-center, non-randomized study to evaluate the safety of a single intravitreal injection of THR-149 at three ascending dose levels in 12 subjects with visual impairment due to center-involved DME. The study also investigated changes to patients’ best corrected visual acuity (BCVA). A rapid onset of action was observed from Day 1, with an increasing average improvement in BCVA of up to 7.5 letters at Day 14. This activity was maintained with an average improvement in BCVA of 6.5 letters at Day 90 following a single injection of THR-149. In September 2020, we announced that the first patient had been dosed in Oxurion’s Phase II study of THR-149. The Phase II trial is expected to include approximately 122 patients with central involved DME who do not respond adequately to anti-VEGF therapy.

Our Collaborations

Cancer Research UK

BT1718

In December 2016, we entered into a clinical trial and license agreement with Cancer Research UK and Cancer Research Technology Ltd., a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, or the Cancer Research UK Agreement. Pursuant to the agreement, as amended in March 2017 and June 2018, Cancer Research UK Centre for Drug Development will sponsor and fund a Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors.

Cancer Research UK is responsible for designing, preparing, carrying out and sponsoring the clinical trial at its cost. We are responsible for supplying agreed quantities of GMP materials for the study, the supply of which has been completed. In the event that additional quantities are needed, we will provide Cancer Research UK with all reasonable assistance to complete the arrangements necessary for the generation and supply of such additional GMP materials but Cancer Research UK will be responsible for supplying and paying for such additional quantities of GMP materials.

We granted to Cancer Research UK a license to our intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial. We retain the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid-six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, Cancer Research Technology Limited may elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed.

The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products). Cancer Research UK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met, in which case, if the study is terminated by Cancer Research UK prior to the completion of the Phase I dose escalation part of the study for such reasons, or if Cancer Research UK refuses release of any additional quantities of GMP materials, or if the parties cannot agree upon a plan to supply the additional quantities of GMP materials, we will be obligated to refund 50% of the costs and expenses incurred or committed by Cancer Research UK to perform the clinical trial. If the study is terminated by Cancer Research UK for an insolvency event, a material breach by us, or if we are acquired by an entity that generates its revenue from the sale of tobacco products, we will reimburse Cancer Research UK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case where we are acquired by an entity that generates its revenue from the sale of tobacco products, Cancer Research UK will not be obliged to grant a license to us in respect of the results of the clinical trial and we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product without Cancer Research Technology Limited being required to make any payment to us.

BT7401

In December 2019, we entered into a clinical trial and license agreement with Cancer Research Technology Limited and Cancer Research UK. Pursuant to the agreement, Cancer Research UK Centre for Drug Development will fund and sponsor development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors.

We granted to Cancer Research UK a license to our intellectual property in order for Cancer Research UK to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. We retain the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical study, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six-digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined in the agreement. The BT7401 Cancer Research UK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the Cancer Research UK in the low double digit percentage of sublicense income depending on the stage of development when the license is granted.

The BT7401Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the study is terminated by us prior to the filing of a clinical trial authorization, or by the Cancer Research UK for an insolvency event or a material breach by us prior to the start of a clinical trial, we will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where we are acquired by an entity that generates its revenue from the sale of tobacco products, Cancer Research UK will not be obliged to grant a license to us in respect of the results of the clinical trial and we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product without Cancer Research Technology Limited being required to make any payment to us.

Genentech

On February 21, 2020, we entered into a Discovery Collaboration and License Agreement with Genentech. The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple I-O targets suitable for Genentech to advance into further development and commercialization.

Under the terms of the Genentech Collaboration Agreement, we received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities will focus on utilizing our phage screening technology to identify product candidates aimed at two I-O targets, or Genentech Collaboration Programs, which may also include additional discovery and optimization of Bicycles as a targeting element for each Genentech Collaboration Program, or each a Targeting Arm. Genentech has the option to nominate up to two additional I-O targets, or each an Expansion Option, which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech will pay us an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

If Genentech elects for us to perform discovery and optimization services for certain Targeting Arms, we will be entitled to receive an additional advance payment for the additional research services. Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement, which entitled us to an additional $1.0 million payment. If a Targeting Arm achieves specified criteria in accordance with the research plan, Genentech will be required to pay a further specified amount in the low single digit millions for each such Targeting Arm as consideration for the additional services to be provided.

We granted to Genentech a non-exclusive research license under our intellectual property solely to enable Genentech to perform any activities under the agreement. The activities under the Genentech Collaboration Agreement are governed by a joint research committee, or JRC, with representatives from each of Bicycle and Genentech. The JRC will oversee, review and recommend direction of each Genentech Collaboration Program, achievement of development criteria, and variations of or modifications to the research plans.

After we perform the initial discovery and optimization activities in accordance with an agreed research plan and achieves specified criteria, Genentech will have the option to have us perform initial pre-clinical development and optimization activities in exchange for an additional specified milestone payment in the mid-single digit millions for each Genentech Collaboration Program, or the LSR Go Option. Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech will have the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program in exchange for an additional specified payment in the mid to high single digit millions for each of the initial two Genentech Collaboration Programs and each of the two Expansion Option Genentech Collaboration Programs, or the Dev Go Option.

On a Genentech Collaboration Program by Genentech Collaboration Program basis, if Genentech elects to obtain exclusive development and commercialization rights and pays the applicable LSR Go Option and Dev Go Option fees, Genentech will be required to make milestone payments to us upon the achievement of specified development, regulatory, and initial commercialization milestones for products arising from each collaboration program, totaling up to $200.0 million. Specifically, we are eligible for additional development milestones totaling up to $65.0 million, as well as regulatory milestones of up to $135.0 million for each collaboration program. In addition, we are eligible to receive up to $200.0 million in sales milestone payments on a Genentech Collaboration Program-by-Genentech Collaboration Program basis. In addition, to the extent any of the product candidates covered by the licenses conveyed to Genentech are commercialized, we would be entitled to receive tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product by product and country by country basis, until the later of the expiration of specified licensed patents covering such product in such country, or ten years from first commercial sale of such product in such country.

Dementia Discovery Fund

In May 2019, we entered into a collaboration with the Dementia Discovery Fund, or DDF, to use Bicycle technology for the discovery and development of novel therapeutics for dementia. DDF is a specialized venture capital fund focused on discovering and developing novel therapies for dementia. In October 2019, the collaboration with DDF was expanded to include Oxford University’s Oxford Drug Discovery Institute (ODDI). Under the terms of the agreement, Bicycle and DDF will collaborate to identify Bicycles that bind to clinically validated dementia targets. ODDI will then profile these Bicycles in a range of target-specific and disease-focused assays to assess their therapeutic potential. If promising lead compounds are identified, DDF, ODDI and Bicycle will establish a jointly-owned new company to advance the compounds through further development towards commercialization. The jointly-owned company will receive a royalty and milestone-bearing assignment and license of intellectual property from Bicycle for this purpose.

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

Under the AstraZeneca collaboration agreement, Bicycle is obligated to use commercially reasonable efforts to perform research activities, under mutually agreed upon research plans. The research plans includes two discrete parts, on a research program by research program basis: (i) the Bicycle Research Term, which is focused on the generation of Bicycle peptide libraries using our peptide drug discovery platform, to be screened against selected biological targets, with the goal of identifying compounds that meet agreed criteria set by the parties, and (ii) the AZ Research Term, during which AstraZeneca may continue research activities with the goal of identifying compounds that satisfy the relevant pharmacological and pharmaceutical criteria for clinical testing. AstraZeneca may, at its sole discretion, approve any compound to be progressed into drug development and, upon the selection of each drug candidate, AstraZeneca is to pay a milestone of $8.0 million.

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

AstraZeneca receives development and commercialization licenses associated with each designated drug candidate, and owes a milestone fee of $8.0 million for the first drug candidate selected from each research program. In addition, AstraZeneca is required to make certain other milestone payments to us upon the achievement of specified development, regulatory and commercial milestones. For each research program, we are eligible to receive, in addition to the milestone fee described above, up to $162.0 million in development, regulatory and commercial milestones on a research program by research program basis, for a total of up to $170.0 million in milestone payments per research program. We are eligible to receive these milestone payments for up to six research programs under the arrangement. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, we would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including in certain countries where AstraZeneca faces generic competition.

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

Under the AstraZeneca collaboration agreement, AstraZeneca was granted an option to nominate additional targets on the same contractual terms as the initial targets. In May 2018, AstraZeneca made an irrevocable election to exercise the additional target option, giving AstraZeneca the option to designate additional targets, for $5.0 million that was paid by AstraZeneca to us in January 2019. In October 2020, AstraZeneca terminated two research programs. As of December 31, 2020, three research programs were in the AZ Research Term, and one program was in the Bicycle Research Term. A third program was terminated in March 2021.

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

The collaboration includes two stages. During Stage I, which has been completed, we were obligated to perform specific research activities in accordance with the research plan focused on screening the target using our Bicycle platform to identify compounds that meet the criteria set by the parties. During Stage II, which is ongoing, Oxurion has continued research activities on selected Bicycle peptides with the goal of identifying compounds for further development and commercialization. We are not obligated or expected to perform any research services during Stage II of the research plan. THR-149 has been selected as a development compound under the Oxurion collaboration agreement.

We granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein.

The Oxurion collaboration agreement provides for certain milestone payments to us upon the achievement of specified research, development, regulatory and commercial milestones. More specifically, for each collaboration compound, we are eligible to receive up to €8.3 million in research and development milestone payments, from which we have received €1.8 million as of December 31, 2020, in connection with the development of THR-149, and up to €16.5 million in regulatory milestone payments (e.g., €5 million for granting of first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, we would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales. Royalty payments are subject to certain reductions. Also, if Oxurion grants a sublicense to a third party for rights to the program for non-ophthalmic use prior to the filing of an IND, we would be entitled to receive payments in the double digits (no higher than first quartile) based on a percentage of non-royalty sublicensing income. If Oxurion grants a sublicense to a third party for rights to the program for non-opthalmic use after the filing of an IND, we would be entitled to receive payments of mid-single digits to low teen-digits.

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

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Bicycle platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, which are directed to the use of our Bicycle platform and composition of matter involved in the platform, composition of matter and use of product candidates, and other inventions that are important to our business. As of December 31, 2020, we had four patent families directed to novel scaffolds, and 15 patent families directed to our platform technology, including the composition of matter of Bicycle binders and method of treatment of related indications, including cancer. For example, a patent family directed to the composition of matter of Bicycle binders and method of treatment of related indications, including cancer, was issued in the United States and Europe, and is pending in several other jurisdictions. The issued patents from this family, and the pending patent applications if issued, are expected to expire in 2034, before patent term extensions, if any. As of December 31, 2020, we had 74 patent families directed to bicyclic peptides and related conjugates, and ten patent families directed to methods of using certain bicyclic peptide conjugates for treating various indications. For example, we have (i) at least two patent families directed to the composition of matter of one of our product candidates, BT1718, and methods of use for treating cancer, which are pending in certain jurisdictions, and if issued, would expire in 2035 and 2037, respectively; (ii) at least two patent families directed to the composition of matter our product candidate, BT5528, and methods of use for treating cancer, which are pending in certain jurisdictions, and if issued, would expire in 2038 and 2040, respectively; and (iii) at least two patent families directed to the composition of matter our product candidate, BT8009, and methods of use for treating cancer, which are pending in certain jurisdictions, and if issued, would expire in 2039 and 2041, respectively. We also rely on trade secrets and know-how that may be important for the development of our business. This includes aspects of our proprietary technology platform and our continuing technological innovation to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule-based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our product candidates, technology and know-how, defend and enforce our patents; prevent others from infringing our proprietary rights, preserve the confidentiality of our trade secrets, and to operate without infringing the proprietary rights of others.

Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application related to the patent. A U.S. patent also may be accorded a patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent caused by the United States Patent and Trademark

Office, or USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We own various trademark registrations and applications, and unregistered trademarks, including our name and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this report may be referred to without the ®,™ or © symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies' trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Company-Owned Intellectual Property

As of December 31, 2020, our patent portfolio included four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 74 patent families directed to bicyclic peptides and related conjugates, and ten patent families directed to methods of using certain bicyclic peptide conjugates for treating various indications. In total, as of December 31, 2020, we owned about 75 patents in the United States and in foreign jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore, with terms expiring at various dates in February 2029 to February 2039 exclusive of potential patent term adjustment and/or patent term extension.

In addition, as of December 31, 2020, we had about 280 patent applications pending in the United States and in foreign jurisdictions, such as Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore, Taiwan, and Venezuela, as well as pending international applications under the Patent Cooperation Treaty, or PCT, and any patents that may be issued from these patent applications are generally expected to have terms that will expire at various dates in February 2029 to December 2041, subject to possible patent term extensions and/or patent term adjustments.

Trade Secret Protection

Finally, we may rely, in some circumstances, on trade secrets to protect our technology. We anticipate relying on trade secrets to protect the know-how behind our Bicycle platform. However, trade secrets can be difficult to protect. We seek to protect our technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For further information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

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

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma, Inc., Seattle Genetics, Inc., AstraZeneca, GlaxoSmithKline plc, and Stemline Therapeutics Inc. are developing programs for the targets that we are exploring for our BTC programs. Furthermore, Agenus Inc., Bristol-Myers Squibb Company, Pfizer Inc., and Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc. and Roche are developing bi-specific antibodies. In addition, we are aware that technologies for drug discovery, including peptide-based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in discovering product candidates, obtaining approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

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

We currently engage five third-party manufacturers to provide clinical supplies of our product candidates, three third-party manufacturers to provide non-clinical supplies of our product candidates and three third-party manufacturers to provide fill-finish services. Projects are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of nonclinical, or preclinical, laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
●	approval by an independent IRB representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of a new drug application, or NDA;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase II. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase III. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
●	Phase IV. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

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

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are Fast Track designation, Breakthrough Therapy designation and priority review designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that is expected to lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the NDA holder and any third-party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or voluntary product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs generally may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Companion Diagnostics

We may employ companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

Hatch-Waxman Patent Certification and the 30-Month Stay

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

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Europe/Rest of World Regulation

In addition to regulations in the United States, there are a variety of regulations in other jurisdictions governing, among other things, clinical trials, commercial sales and distribution of medicinal products. Even if FDA approval of a particular product is obtained, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Currently in the European Union, for example, a clinical trial application must be submitted to each country’s national regulatory authority in which the clinical trial is to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. It is expected, however, that the Clinical Trials Regulation 536/2014 shall start to apply during the course of 2021. This new Regulation takes direct effect in each European Union Member State and seeks to simplify and streamline the approval of clinical trials in the European Union, for example, by allowing the clinical trial sponsor to submit a single application for approval of a clinical trial across the European Union via a new E.U. Portal. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new E.U. Database.

Medicinal products can only be commercialized in the European Economic Area, or EEA, after a marketing authorization, or MA, has been obtained. There are two types of marketing authorizations:

●	The centralized MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entirety of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing an active substance not authorized in the EEA before May 20, 2004, for products that constitute a significant therapeutic, scientific or technical innovation or for which a centralized authorization would be in the interest of patients.
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. Products receiving orphan designation, can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product’s market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the criteria for orphan drug designation are no longer met, in other words, when it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

●	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
●	the applicant consents to a second orphan medicinal product application; or
●	the applicant cannot supply sufficient quantities of the orphan medicinal product.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Other Healthcare Laws and Regulations

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, health information privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

The federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, prohibits any person or entity, including a prescription drug manufacturer or a party acting on its behalf, from, among other things, knowingly and willfully, directly or indirectly, soliciting, receiving, offering, or providing any remuneration that is intended to induce the referral of business, including the purchase, order or recommendation or arranging of, any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly.

Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, any of our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and other third-party payor reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that any of our product candidates, if approved, are sold in a foreign country, we may be subject to similar foreign laws.

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

The U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the provision commonly referred to as the Physician Payments Sunshine Act imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, covered manufacturers also will be required to report information regarding payments and other transfers of value provided to, during the previous year, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress passed the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expansion of the types of entities eligible for the 340B drug discount program;
●	establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to now provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, HHS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial and Congressional challenges to certain aspects of the ACA. President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to certain COVID-19 relief legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD, countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021 and end on December 31, 2027. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit, and the United Kingdom officially withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union, was agreed upon in December 2020.

Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations , though Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures. A separate marketing authorization will be required to market drugs in Great Britain. However, for two years from January 1, 2021, the United Kingdom’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the United Kingdom, Great Britain or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The data exclusivity periods in the United Kingdom are currently in line with those in the European Union, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future. It is currently unclear whether the MHRA in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.

Orphan designation in Great Britain following Brexit is essentially identical to the position in the European Union, but it is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the European Union will be designated as such in Great Britain.

The European Union’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulations, which are due to enter into full effect at the end of 2021, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union.

Employees and Human Capital

As of December 31, 2020, we had 87 full-time or part-time employees, including 41 with M.D. or Ph.D. degrees. Of these employees, 68 employees are engaged in research and development activities and 19 employees are engaged in general and administrative activities. Our employees are primarily based at the locations of our office and laboratory facilities: 52 are located in the U.K. and 35 are located in Massachusetts, U.S. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees to support the continued growth of our company and progress the development of our product candidates. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

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

Item 1ARisk Factors.

Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including losses of $51.0 million, $30.6 million and $21.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, our accumulated deficit as of December 31, 2020 was $151.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BTC and TICATM programs and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

Our revenue to date has been primarily generated from our research collaborations with Genentech, AstraZeneca AB, or AstraZeneca, Sanofi (formerly Bioverativ Inc.), Oxurion NV (formerly ThromboGenics NV), or Oxurion, and Dementia Discovery Fund, or DDF. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash of $136.0 million as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are party to a secured term loan facility with Hercules. As of December 31, 2020, our outstanding borrowings under this facility totaled $15.0 million. Subject to satisfaction of customary conditions, we may borrow an additional term loan of up to $15.0 million available through March 15, 2021, and subject to our achievement of certain performance milestones and satisfaction of customary conditions we may borrow an additional term loan of $10.0 million through March 15, 2022. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness.

Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of December 31, 2020, we had $15.0 million of borrowings outstanding under the Loan Agreement with Hercules, and we may borrow up to an additional $25.0 million in the aggregate under the Loan Agreement, subject to certain conditions. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

We intend to satisfy our current and future debt service obligations with our existing cash and funds from external sources. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing or any future debt facility. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under the Loan Agreement or any future loan agreements we may enter into could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due under such loan agreements, we may not be able to make accelerated payments, and such lenders could seek to enforce security interests in the collateral securing such indebtedness.

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

Within our BTC program, we are investigating BT1718 for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. BT1718 is designed to target tumors that express MT1-MMP. In addition, we are evaluating BT5528, a second-generation BTC that targets Ephrin type-A receptor 2, or EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a company sponsored Phase I/II clinical trial. We are also developing BT7480, which is a TICA targeting Nectin-4 and agonizing CD137, for oncology indications. These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. There can be no assurance our BTCs or TICAs will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

The FDA in the United States, the European Commission based on a recommendation from the EMA, or other European regulatory authorities, in the European Union and the European Economic Area, or EEA, and any other comparable regulatory authorities in other jurisdictions must approve new product candidates before they can be marketed, promoted or sold in those territories. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the European Commission based on a recommendation from the EMA or any other comparable regulatory authority.

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. The ongoing COVID-19 pandemic, including many jurisdictions’ shelter-in-place, stay-at-home and similar restrictions, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Although some jurisdictions have relaxed such restrictions and vaccination against COVID-19 has commenced, previously relaxed restrictions may be re-instituted, and vaccination is not yet widespread on a global basis. Ongoing, new or re-imposed COVID-19-related shelter-in-place, stay-at-home and similar restrictions, site closures, travel limitations and supply chain interruptions, or infection of site personnel or trial patients with COVID-19, may also reduce our or our collaboration partners’ abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our and our suppliers’ abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the ongoing COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial is underway, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. Further clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including with respect to vaccination efforts. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

In addition, clinical testing of BT1718, BT5528 and BT8009 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, the Phase I/IIa trial of BT1718 is being conducted by Cancer Research UK at up to seven sites in the United Kingdom, and our company-sponsored trials of BT5528 and BT8009 are also ongoing, and the interim results in all three of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. Additionally, notwithstanding the commencement of vaccination efforts, the ongoing COVID-19 pandemic may negatively impact our ability to enroll participants in future or later stage trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, our ability to enroll trial participants, including as a result of the ongoing COVID-19 pandemic and notwithstanding the commencement of vaccination efforts, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of January 25, 2021, the most recent date for which information has been provided by the Cancer Research UK, the most common treatment-related adverse events (>15%, n=45) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, gamma-glutamyltransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease. BT5528 has been dosed up to 8.5 mg/m2 weekly, which we believe, based on pre-clinical studies, is toward the top of the therapeutic range, with transient neutropenia observed at that dose. In addition, administered doses of BT8009, a second-generation BTC targeting Nectin-4, appear well-tolerated with manageable adverse events in the dose-escalation phase in the ongoing Phase I/II trial.

If unacceptable side effect profiles arise, or side effects beyond those identified to date develop or worsen, as we continue development of our current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the Institutional Review Boards, or IRBs, or independent ethics committees at the institutions in which our studies are conducted, or the Data Safety Monitoring Board, or DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, cause delays in ongoing clinical trials, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may be required to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

Three of our product candidates are currently undergoing safety testing in the form of Phase I/IIa or Phase I/II clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT1718, BT5528, BT8009 or any other of our product candidates are safe in humans.

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

We may be delayed or may not be successful in our efforts to identify or discover additional product candidates.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply.  A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union, was agreed upon in December 2020.

The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains with respect to the terms of the ultimate resolution of the Brexit negotiations.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear as to whether the Medicines & Healthcare products Regulatory Agency, or MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could, therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

Brexit may influence the attractiveness of the United Kingdom as a place to conduct clinical trials. The European Union’s regulatory environment for clinical trials is being harmonized as part of the Clinical Trial Regulations, which are due to enter into full effect at the end of 2021, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union. Failure of the United Kingdom to closely align its regulations with the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the United Kingdom. In the short term, there will be few changes to clinical trials that only have sites in the United Kingdom. The MHRA has confirmed that the sponsor of a clinical trial can be based in the EEA for an initial period following Brexit. Further investigational medicinal products can be supplied directly from the European Union/EEA to a trial site in Great Britain without further oversight until January 1, 2022, and to Northern Ireland beyond such date. The United Kingdom is now a “third country” for the purpose of clinical trials that have sites in the EEA. For such trials the sponsor/legal representative must be based in the EEA, and the trial must be registered on the E.U. Clinical Trials Register (including data on sites outside of the EEA).

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by CMS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these new products. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is: (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union. These countries have broad discretion in setting prices and we cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-

cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be lawfully marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we, or any collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

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

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payer. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Since January 2017, former President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Another Executive Order terminated the cost- sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the Federal Circuit decision that previously upheld Congress’

denial of $12 billion in “risk corridor.” The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to certain COVID-19 relief legislation these Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021 and end on December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on November

20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In response to the COVID-19 pandemic, many state, local and foreign governments, including the UK and U.S. put in place quarantines, executive orders, shelter-in-place or stay-at-home orders and similar government orders and restrictions in order to control the spread of the disease. While some restrictions have recently been relaxed, others have been re-imposed following prior relaxation as a result of continually evolving incidence and rates of infection. Such orders or restrictions, or the perception that such orders or restrictions could occur or continue for a protracted period of time, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and those of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business. While the rollout of vaccines has begun, the timing of vaccinations, lifting of movement restrictions, and reinstitution of in-person events is unknown.

As a result of the COVID-19 pandemic, certain of our employees continue to work remotely. We have prepared plans to reopen our offices to allow non-laboratory based employees to return to the office, which will be based on a phased approach. However, in light of continually changing circumstances regarding infection rates and local government recommendations, we may be required to suspend or reverse any planned return to the office in the future. Additionally, we may experience disruptions if our employees become ill, despite the availability of vaccines, and are unable to perform their duties. The effects of any of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic during the first half of 2020. While the pause in enrollment has been lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial is again underway, further clinical site initiation and patient enrollment may be suspended again or delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including vaccination efforts, or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

The pandemic and related government and private sector responsive actions have affected the broader economies and financial markets, triggering an economic downturn, which has at points adversely affected, and could again adversely affect, our ability to access capital, which could negatively affect our liquidity. In addition, a recession or resulting adverse impacts on the capital markets resulting from the ongoing spread of COVID-19 could materially affect our business.

It is impossible to predict all effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The full extent of COVID-19’s impact on our clinical development and other operations and financial performance depends on future developments that are uncertain and unpredictable, including the timing of vaccine rollouts and herd immunity, virus mutations and variants, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

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

The collection and use of personal data (including health-related personal data) in the EEA, is governed by the provisions of the E.U. General Data Protection Regulation 2016/679, or GDPR, which became effective and enforceable across all then-current member states of the EEA on May 25, 2018. The GDPR also provides that EEA member states may make their own national laws and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health, biometric data used for unique identification purposes and genetic information, as well as personal data related to criminal offenses or convictions.

The GDPR sets out a number of requirements that must be complied with when handling personal data (i.e.,

data relating to an identified or identifiable living individual) including: the obligation to appoint a data protection officer in certain circumstances; increased accountability and record-keeping obligations; increased transparency obligations for data controllers; onerous obligations on service providers who process personal data simply on behalf of others; the obligation to carry out so-called data protection impact assessments in certain circumstances; obligations to comply with data subjects’ exercise of an increased set of rights in certain circumstances (such as rights for individuals to be “forgotten,” rights to data portability, rights to object, etc., together with express rights to seek legal remedies in the event the individual believes his or her rights have been violated); a heightened and more-codified standard of data subject consent; and the obligation to notify certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals. In addition, the GDPR materially expanded the definition of what is expressly provided to constitute personal data (including, for example, by expressly clarifying that the GDPR applies to “pseudonymized” (i.e., key-coded) data, which is often processed by sponsors in the context of clinical trials where identification of underlying subjects is not required).

The GDPR has “extra-territorial” reach in that it applies to any controller or process of personal data that processes personal data in the context of an establishment in the EEA, or to a controller or processor with no establishment in the EEA where their processing concerns the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior.

In addition, European data protection laws, such as the GDPR, generally prohibit the transfer of personal data from the EEA, and Switzerland to the United States, and most other countries, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the United States was the E.U.-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, under which personal data could be transferred from the EEA and the United Kingdom to U.S. entities that had self-certified under the Privacy Shield. To align with the CJEU’s decision in respect of the E.U.-U.S. Privacy Shield, on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield regime was also inadequate for the purposes of personal data transfers from Switzerland to the U.S. entities who had self-certified under the Swiss Privacy Shield.

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

Further, Brexit has created uncertainty regarding data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. For example, it is unclear whether transfers of personal data from the EEA to the United Kingdom will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a “transfer mechanism,” such as the Standard Contractual Clauses, will be required. For the meantime, under the Trade and Cooperation Agreement, it has been agreed that transfers of personal data to the United Kingdom from European Union Member States will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the extended adequacy assessment period. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the extended adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the U.K. GDPR and/or makes certain changes regarding data transfers under the U.K. GDPR/ Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of data from the EEA to the United Kingdom will require a “transfer mechanism,” such as the Standard Contractual Clauses.

Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the U.K. GDPR with effect from January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations (each regime separately having the ability to fine up to the higher of €20,000,000/£17,000,000 or 4% of an undertaking’s total global annual turnover). Also, following the expiry of the post-Brexit transitional arrangements, the U.K. Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

Under our collaborations with Genentech, AstraZeneca, Oxurion, and DDF, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. As part of our collaboration with Cancer Research Technology Limited and Cancer Research UK, Cancer Research UK Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	that the ongoing COVID-19 pandemic

●	could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

For example, we were previously involved in litigation with Pepscan Systems B.V., and its affiliates, or Pepscan, related to a non-exclusive patent license agreement that our subsidiary, BicycleRD Limited, or BicycleRD, entered into with Pepscan in 2009.

On November 20, 2020, we announced that we entered into a settlement and license agreement with Pepscan Systems B.V. regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies have agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. We paid €3 million in November 2020, will pay €1 million on the first anniversary of the date of settlement, and will make potential additional payments to Pepscan based on achievement of specified clinical, regulatory and commercial milestones.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. For example, Cancer Research UK currently sponsors and funds the Phase I/IIa clinical trial of our lead product candidate, BT1718, in patients with advanced solid tumors. We also utilize CROs to perform toxicology studies related to our preclinical activities. While we will have agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance. Given the breadth of clinical therapeutic areas for which we believe Bicycles may have utility, we intend to continue to rely on external service providers rather than build internal regulatory expertise.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including BT1718, BT5528 and BT8009, use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates, and impair any efforts to transition to replacement manufacturers.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 31, 2020, our intellectual property portfolio included four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 74 patent families directed to bicyclic peptides and related conjugates, and ten patent families directed to methods of using certain bicyclic peptide conjugates for treating various indications.

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

If we initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products and product candidates. Such a loss of patent protection may materially harm our intellectual property estate, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we were previously party to protracted litigation with Pepscan, which we settled in 2020. We may become party to, or be threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference and post-grant proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our product candidates. We cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally, it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our current and former employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees may be subject to proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we have been in the past and may be subject in the future to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared invalid, generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive objections. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable Intellectual Property Offices in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been and may in the future be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Our UK trademark application for TICA has been opposed by a German company called Immatics Biotechnologies GmbH. The opposition is based on Immatics Biotechnologies' earlier registered rights for the trademarks TCER and TiCR which cover similar goods and services. Submissions have been filed by both parties and we are currently awaiting a decision from the UK IPO.

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of December 31, 2020, we had 87 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities.  As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data.  In addition, due to the ongoing COVID-19 pandemic, we have enabled our non-laboratory-based employees to work remotely, which may make us more vulnerable to cyberattacks. We have been the target of cyber-attacks in the past.  For example, in 2019 we were targeted in a phishing incident, which included email accounts being accessed by unauthorized third parties.  Promptly after discovery, we performed third-party investigations and as there was no evidence of access or acquisition of any personal information as a result of the incident, we believe that no further action was required under U.K, E.U. (GDPR) or U.S. federal or state law.  There was no material impact to our business or financial condition.  While we believe we responded appropriately, including implementing remedial measures to stop the cyber-attacks and with the goal of preventing similar ones in the future, there can be no assurance that we will be successful in these remedial and preventative measures or successfully mitigating the effects of future cyber-attacks.  Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems.  Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects.  In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to respond appropriately to such breaches and to implement further data protection measures. We are aware that some public companies have recently received Civil Investigative Demands from the Federal Trade Commission, or FTC, requesting information and documents following disclosures of privacy or security incidents in SEC filings. The FTC has taken the position that inadequately disclosing privacy and security incidents in SEC filings may be a deceptive business practice, and the FTC has relied on SEC filings as a launching pad for incident investigations even where the filings were not inadequate.  We cannot be certain that the FTC will consider our disclosure adequate or that the FTC will not rely on our disclosure to initiate an incident investigation.

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

Our employees, independent contractors, consultants, collaborators and CROs may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through March 5, 2021, the trading price of our ADSs has ranged from $33.00 to $6.24. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of December 31, 2020, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 77.4% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Moreover, holders of an aggregate of approximately 1,497,905 ordinary shares have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders, as well as to cooperate in certain public offerings of such ordinary shares. We have also registered our ordinary shares that we may issue under our equity compensation plans. These ordinary shares may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ADSs less attractive to investors.

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

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We will be a smaller reporting company and may take advantage of the scaled disclosures available to smaller reporting companies for so long as (i) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Risks Related to Our Incorporation Under the Laws of England and Wales

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

We believe that we were not a CFC in the 2020 taxable year and we do not expect to be a CFC in the 2021 taxable year. However, the determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. U.S. Holders (as defined below) should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is:

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

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were not a PFIC in the 2020 taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure.

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

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. The U.K. government has published draft legislation through which it intends to introduce a cap on payable credit claims in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception. If such cap comes into force, and such exception does not apply, this could restrict the amount of payable credit that we claim.

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

The tax treatment of the company is, and our ADSs and ordinary shares are, subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act 2006, or the Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. The principal differences include the following:

●	under English law and our articles of association, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;

●	under English law, the number of shares determines the number of votes a holder may cast only on a poll. However, that the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank;

●	under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;

●	under English law and our articles of association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the articles of association. This may make it more difficult for us to complete corporate transactions deemed

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

General Risks

Requirements associated with being a public company have increased our costs significantly and have diverted significant company resources and management attention.

As a U.S. public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel currently devote and will continue to devote a substantial amount of time to these compliance initiatives. In addition, after we are no longer an EGC, we will incur additional legal accounting and other expenses. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, and under certain circumstances even after we are no longer an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting. We will need to continue to dedicate internal resources, and potentially engage outside consultants to continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

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

License Litigation

In 2009, our subsidiary, BicycleRD Limited, or BicycleRD, entered into a non-exclusive patent license agreement with Pepscan Systems B.V. and its affiliates, or Pepscan, pursuant to which its licensed rights related to the scaffold used for Bicycles contained in our lead product candidate, BT1718, which is currently in clinical trial sponsored by Cancer Research UK, and in THR-149, which has been licensed to Oxurion. The agreement required BicycleRD to enter into a framework services agreement with Pepscan under which Pepscan would provide certain Bicycles not produced by BicycleRD. In 2010, BicycleRD entered into such a framework services agreement. In 2015, BicycleRD terminated the framework services agreement in accordance with its terms. In 2016, Pepscan terminated the patent license agreement.

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

Following several years of ongoing litigation and appeals, on February 18, 2020, the Court of Appeal of The Hague, or the Court of Appeal, ruled that Pepscan was entitled to terminate the license agreement and granted a worldwide injunction against BicycleRD exploiting the licensed Pepscan patents and any related know-how, subject to a civil daily fine of EUR 25,000 in the event of non-compliance. BicycleRD subsequently appealed the decision of the Court of Appeal to the Dutch Supreme Court.

In September, 2020, BicycleRD filed two petitions requesting inter partes review (IPR) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (USPTO) of two of Pepscan’s U.S. patents forming part of the WO 2004 077062 patent family, and a revocation action against the German patent forming part of Pepscan’s WO 2004 077062 patent family in the German Federal Patent Court.

On November 20, 2020, we announced that we entered into a settlement and license agreement with Pepscan regarding our use of Pepscan’s CLIPS peptide technology. We and Pepscan have agreed to settle all intellectual property disputes worldwide, including those described in the preceding paragraphs. Under the terms of the settlement, Pepscan granted us a license to use CLIPS peptide technology in the development of our product candidates BT1718 and THR-149. We paid €3 million in November 2020, will pay €1 million on the first anniversary of the date of settlement, and will make potential additional payments to Pepscan based on achievement of specified clinical, regulatory and commercial milestones. We also entered into a separate settlement agreement with Pepscan concerning European patent opposition proceedings, which is described below.

European Patent Opposition Proceedings

In January 2013, Pepscan filed a notice of opposition in respect of European patent 2 257 624, which is a foundational patent that covers our technology platform. In June 2015, the European Patent Office issued a decision to maintain this patent as granted and rejecting Pepscan's opposition. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. Pursuant to a separate settlement agreement entered into with Pepscan in November 2020, Pepscan has withdrawn its appeal, and the decision of the Opposition Division maintaining the patent as granted, for the purposes of the opposition proceedings, has become final.

In April 2015, Pepscan filed a notice of opposition in respect of European patent 2 474 613, which is a divisional patent that covers extensions of our technology platform. In February 2017, the European Patent Office issued a decision to maintain this patent in an amended form, in which the patent was limited to the use of TBMB scaffolds. Pepscan subsequently filed a notice of appeal to revoke the patent in its entirety, along with supporting materials. Concurrently, Bicycle also filed a notice of appeal, requesting that the limitation to the use of TBMB be removed. Pursuant to the aforementioned separate settlement agreement entered into with Pepscan on November 20, 2020, Pepscan has withdrawn its appeal, leaving Bicycle as the sole appellant. A hearing date has been scheduled for October 5, 2021, at which we plan to argue for reversal of the amendments made by the Opposition Division. The withdrawal of Pepscan’s appeal means that, for the purposes of the opposition proceedings, the scope of the patent cannot now be restricted further than the version in which it was maintained by the Opposition Division.

In May 2017, the company and Oxurion filed a notice of opposition in respect of Dyax Corp’s European patent 1 854 477, which contained the following claim 1 (among other claims): “A composition comprising at least one peptide that inhibits plasma kallikrein for the use in the treatment of ophthalmic disorders in a patient in need thereof.” Dyax Corp subsequently filed a Main Request to replace the granted claims with a claim scope which was limited to a specific consensus sequence. Oral Proceedings were held on October 15, 2019, and the European Patent Office issued a decision to restrict the claims of European patent 1 854 477 to specific peptides and to two specific ophthalmic disorders (namely macular oedema and retinal vein occlusion). Oxurion filed an appeal against this decision at the EPO Technical Board of Appeal to challenge any action from Dyax Corp to broaden the current claims.

In January and February 2019, the company, Oxurion and a further anonymous party filed a notice of opposition in respect of Dyax Corp’s European patent 2 374 472, which is a divisional filing of European patent 1 854 477. Claim 1 of this divisional patent reads as follows: “A composition comprising at least one plasma kallikrein inhibitor for the use in the treatment of an ophthalmic disorder.” Oral Proceedings before the European Patent Office are scheduled for 11 March 2021.

Trademark Opposition Proceedings

Our UK trademark application for TICA has been opposed by a German company called Immatics Biotechnologies GmbH. The opposition is based on Immatics Biotechnologies' earlier registered rights for the trademarks TCER and TiCR which cover similar goods and services. Submissions have been filed by both parties and we are currently awaiting a decision from the UK IPO.

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

Holders of Ordinary Shares

As of March 5, 2021, there were approximately 73 holders of record of our ordinary shares and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

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

There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. As of December 31, 2020, we had consumed all of the net proceeds from the IPO, primarily to advance our BT1718, BT5528, BT8009, BT7480, and other discovery development programs, as well as for continued drug discovery efforts and translational research activities, and for working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.       SELECTED FINANCIAL DATA.

You should read the following selected financial data together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2020, 2019, 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the year ended December 31, 2017 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2020	2019	2018	2017

	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenues	$10,390	$13,801	$7,136	$2,060
Operating expenses:
Research and development	33,149	25,540	20,761	11,866
General and administrative	29,201	14,560	8,121	6,407
Total operating expenses	62,350	40,100	28,882	18,273
Loss from operations	(51,960)	(26,299)	(21,746)	(16,213)
Other income (expense):
Interest income	683	814	169	50
Interest expense	(457)	—	—
Other expense, net	—	(5,377)	(665)	(119)
Total other income (expense), net	226	(4,563)	(496)	(69)
Net loss before income tax provision	(51,734)	(30,862)	(22,242)	(16,282)
Benefit from income taxes	(724)	(254)	(396)	(23)
Net loss	$(51,010)	$(30,608)	$(21,846)	$(16,259)
Net loss attributable to ordinary shareholders	$(51,010)	$(30,608)	$(21,846)	$(16,259)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.66)	$(2.77)	$(49.78)	$(48.81)
Weighted average ordinary shares outstanding, basic and diluted	19,145,938	11,045,370	438,862	333,125

See Note 2 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculated basic and diluted net loss per share applicable to ordinary shareholders.

	As of December 31,
	2020	2019	2018	2017

	(in thousands)
Balance Sheet Data:
Cash	$135,990	$92,117	$63,380	$67,663
Working capital	132,594	95,325	67,840	62,061
Total assets	161,152	110,194	81,626	74,001
Total deferred revenue	35,156	5,657	14,635	14,467
Warrant liability	—	—	4,804	4,411
Convertible preferred shares	—	—	122,197	96,441
Total shareholders’ equity (deficit)	$95,460	$93,198	$(69,826)	$(47,184)

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

For the discussion of the financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non-biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, which we believe together support a favorable toxicological profile.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidates, BT1718, BT5528 and BT8009, are Bicycle Toxin Conjugates®, or BTCs. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle® and kills the tumor cells. BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Cancer Research UK Centre for Drug Development, or Cancer Research UK. We are also evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists, or TICAs.

Beyond our wholly-owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs outside of oncology include collaborations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia and respiratory indications.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT1718, BT5528, BT8009, BT7480, BT7455, and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Genentech Inc., or Genentech, Oxurion NV (formerly ThromboGenics NV), or Oxurion, AstraZeneca AB, or AstraZeneca, Sanofi and the Dementia Discovery Fund, or DDF; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through December 31, 2020, we have received gross proceeds of $243.4 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering and at-the-market, or ATM, offering program; and $63.1 million of cash payments under our collaboration revenue arrangements, including $31.0 million from Genentech, $10.3 million from AstraZeneca, $4.1 million from Oxurion, $15.0 million from Sanofi, $1.7 million from DDF; and $15.0 million of borrowings pursuant to our Loan and Security Agreement, or Loan Agreement with Hercules. In January 2021, we received $2.4 million from Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149 and $3.0 million of proceeds under an evaluation and option agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $51.0 million, $30.6 million and $21.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $151.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT1718, BT5528 and BT8009;
●	progress the preclinical and clinical development of BT7480, BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, charitable grants, monetization transactions or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, whether as a result of the ongoing COVID-19 pandemic or otherwise, we could experience an inability to access additional capital.

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

As of December 31, 2020, we had cash of $136.0 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

Components of Our Results of Operations

Collaboration Revenues

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with our collaboration partners, including amounts that are recognized related to upfront payments, milestone payments and option exercise payments, and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, milestone and other payments.

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

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, pursuant to which the Cancer Research UK Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our product candidate, BT1718, in patients with advanced solid tumors. Cancer Research UK has designed and prepared and is carrying out and sponsoring the clinical trial at its own cost. Upon the completion of the Phase I/IIa clinical trial, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, CRTL may elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted is less certain costs, as defined in the agreement). The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, upon a change in control involving a tobacco related entity, and in certain other specified circumstances, and includes provisions that require the repayment of costs to Cancer Research UK upon certain termination events or change in control events. The costs incurred by Cancer Research UK are recorded as a liability in accordance with ASC 730, Research and Development as the payments are not based solely on the results of the research and development having future economic benefit. The liability is recorded as incremental research and development expense in the consolidated statements of operations and comprehensive loss. Upon the completion of the Phase IIa part of the clinical trial, we expect research and development expenses to increase significantly as we expect to fund the continued development of BT1718, as well as incur additional development milestone payments.

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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT1718, BT5528 and BT8009;
●	progressing the preclinical and clinical development of BT7480, BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;

●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the ongoing COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. For instance, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. The pause in enrollment was lifted in the second quarter of 2020, and patient enrollment in the Phase IIa portion of the clinical trial is again underway. However, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. In addition, we may obtain unexpected results from our clinical trials, and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Other Income (Expense)

Interest Income

Interest income consists primarily of interest earned on our cash held in operating accounts.

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. On September 30, 2020, we entered into the Loan Agreement with Hercules and borrowed $15.0 million. Consequently, we expect interest expense to increase in future periods.

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

Benefit From Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The benefit from income taxes presented in our consolidated statements of operations and comprehensive loss represents the tax impact from our operating activities in the United States, which have generated taxable income based on intercompany service arrangements.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the RDEC Program for the year ended December 31, 2020. We will assess whether it is possible to qualify under the more favorable SME regime for future accounting periods, but this will be affected as a result of becoming a large company by reference to our staff headcount and/or our financial results.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $72.0 million and $41.7 million as of December 31, 2020 and 2019, respectively.

Value Added Tax, or VAT, is broadly charged on all taxable supplies of goods and services by VAT-registered businesses. Under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to HMRC. Similarly, VAT paid on purchase invoices is generally reclaimable from HMRC and is included as a component of prepaid and other current assets in our consolidated balance sheets.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Collaboration revenues	$10,390	$13,801	$7,136
Operating expenses:
Research and development	33,149	25,540	20,761
General and administrative	29,201	14,560	8,121
Total operating expenses	62,350	40,100	28,882
Loss from operations	(51,960)	(26,299)	(21,746)
Other income (expense):
Interest income	683	814	169
Interest expense	(457)	—	—
Other expense, net	—	(5,377)	(665)
Total other income (expense), net	226	(4,563)	(496)
Net loss before income tax provision	(51,734)	(30,862)	(22,242)
Benefit from income taxes	(724)	(254)	(396)
Net loss	$(51,010)	$(30,608)	$(21,846)

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended
	December 31,
	2020	2019	Change

	(in thousands)
Collaboration revenues	$10,390	13,801	$(3,411)
Operating expenses:
Research and development	33,149	25,540	7,609
General and administrative	29,201	14,560	14,641
Total operating expenses	62,350	40,100	22,250
Loss from operations	(51,960)	(26,299)	(25,661)
Other income (expense):
Interest income	683	814	(131)
Interest expense	(457)	—	(457)
Other expense, net	—	(5,377)	5,377
Total other income (expense), net	226	(4,563)	4,789
Net loss before income tax provision	(51,734)	(30,862)	(20,872)
Benefit from income taxes	(724)	(254)	(470)
Net loss	$(51,010)	(30,608)	$(20,402)

Collaboration Revenues

Collaboration revenues decreased by $3.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decrease of $10.7 million of revenue from our collaboration with Sanofi. In March 2019, Sanofi exercised its right to terminate the sickle cell program and in October 2019, Sanofi terminated the hemophilia program, resulting in the recognition of revenue of $5.3 million and $4.7 million, respectively, for amounts allocated to material rights when these options expired, as well as a decrease in revenue of $1.0 million related to a one-time payment pursuant to a Material Transfer Agreement in 2019. These amounts were offset by an increase of $4.9 million of revenue from our collaboration with Genentech entered into in 2020, an increase of $2.4 million of revenue from a collaboration arrangement with Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149, and $1.0 million of revenue from our collaboration arrangement with AstraZeneca primarily as AstraZeneca exercised its right to terminate a collaboration program, which resulted in the recognition of revenue of $1.5 million for amounts allocated to a material right when an option expired.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
BT1718 (MT1)	$743	$1,211	$(468)
BT5528 (EphA2)	5,893	3,878	2,015
BT8009 (Nectin‑4)	5,037	3,260	1,777
Tumor-targeted immune cell agonists	4,208	1,082	3,126
Other discovery and platform related expense	10,480	11,128	(648)
Employee and contractor related expenses	11,927	9,122	2,805
Share-based compensation	2,603	1,286	1,317
Facility expenses	1,384	1,297	87
Research and development incentives	(9,126)	(6,724)	(2,402)
Total research and development expenses	$33,149	$25,540	$7,609

Research and development expense increased by $7.6 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to increases of $5.8 million in direct program spend, primarily due to increased clinical and TICA program development expenses offset by a $0.6 million decrease in other unallocated discovery and platform expense due to the timing of development activities, as well as an increase of $2.8 million in employee and contractor related expenses attributable to increased headcount and $1.3 million of incremental share-based compensation expense, offset by a $2.4 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses beginning at candidate nomination and accumulate all costs incurred to support each program to date. Through December 31, 2020, we have incurred approximately $13.5 million, $14.3 million, $11.1 million and $5.3 million of direct expenses for the development of the BT1718, BT5528, BT8009 and TICA programs, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Personnel related costs	$6,494	$4,594	$1,900
Professional and consulting fees	14,633	6,084	8,549
Other general and administration costs	4,738	2,983	1,755
Share-based compensation	3,911	1,797	2,114
Effect of foreign exchange rates	(575)	(898)	323
Total general and administrative expenses	$29,201	$14,560	$14,641

General and administrative expenses increased by $14.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to increases of $8.5 million in professional and consulting fees, including $4.7 million of expense related to the settlement and license agreement with Pepscan entered into in November 2020 as well as increased legal, human resources, and consulting costs to support operations as a public company, $2.1 million in share-based compensation expense; $1.9 million in personnel related costs due to increases in headcount; $1.8 million in other general and administrative costs, including insurance expense to support operations as a public company; and $0.3 million unfavorable effect of foreign exchange rates during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Other Income (Expense), net

Other income (expense), net decreased by $4.8 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. In the year ended December 31, 2020, we recognized $0.7 million of interest income and $0.5 million in interest expense related to our debt facility entered into on September 30, 2020, whereas in the year ended December 31, 2019, we recognized $5.4 million of other expense associated with changes in the fair value of the warrant liability and final re-measurement upon completion of the IPO, offset by $0.8 million of interest income.

Liquidity and Capital Resources

From our inception through December 31, 2020, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ordinary shares (including in the form of ADSs) and convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with Genentech, AstraZeneca, Oxurion, Sanofi, DDF, and borrowings pursuant to our debt facility.

From our inception in 2009 through December 31, 2020, we have received gross proceeds of $243.4 million from the sale of ordinary shares (including in the form of ADSs) and convertible preferred shares, including the proceeds from our IPO; $63.1 million of cash payments under our collaboration revenue arrangements including $31.0 million from Genentech, $10.3 million from AstraZeneca, $4.1 million from Oxurion, $15.0 million from Sanofi, $1.7 million from DDF; $15.0 of borrowings pursuant to our Loan Agreement with Hercules. In January 2021, we received $2.4 million from Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149 and $3.0 million of proceeds under an evaluation and option agreement.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(17,789)	$(28,613)	$(26,078)
Net cash used in investing activities	(1,200)	(1,555)	(1,186)
Net cash provided by financing activities	62,843	58,440	25,430
Effect of exchange rate changes on cash	19	465	(2,449)
Net increase (decrease) in cash	$43,873	$28,737	$(4,283)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 included our net loss of $51.0 million, net cash used in our operating assets and liabilities of $25.4 million and non-cash charges of $7.9 million, which included share-based compensation expense of $6.5 million, depreciation and amortization of $1.3 million, and non-cash interest related to the Loan Agreement of $0.1 million. Net changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of an increase in deferred revenue of $24.6 million primarily due to upfront payments received from collaboration arrangement with Genentech; an increase of $4.8 million in accrued expenses and other current liabilities, primarily due to accrued external research and development costs; and an increase of $0.5 million in other long-term liabilities. These were offset by an increase of $2.1 million in accounts receivable and an increase of $1.8 million in research and development incentives receivable.

Net cash used in operating activities for the year ended December 31, 2019 included our net loss of $30.6 million, net cash used in our operating assets and liabilities of $7.4 million and non-cash charges of $9.4 million, which included share-based compensation expense of $3.1 million, depreciation and amortization of $1.0 million, and changes in the fair value of the warrant liability of $5.4 million. Net changes in our operating assets and liabilities for the year ended December 31, 2019, consisted primarily of a decrease in accounts receivable of $4.9 million, primarily due to a payment received from AstraZeneca for its exercise of an option; a decrease in deferred revenue of $9.3 million, primarily due to the recognition of revenue related to the Sanofi collaboration arrangement; a decrease in accrued expenses and other current liabilities of $0.9 million; and an increase in prepaid expenses and other assets of $3.1 million, primarily due to prepaid clinical costs, offset by an increase in accounts payable of $0.2 million and an increase in other long-term liabilities of $1.1 million.

Investing Activities

During the years ended December 31, 2020 and 2019, we used $1.2 million and $1.6 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $62.8 million, primarily consisting of net proceeds from our ATM program of $48.1 million and borrowings of $15.0 million under our Loan Agreement with Hercules, offset by the payment of debt issuance costs of $0.6 million.

During the year ended December 31, 2019, net cash provided by financing activities was $58.4 million, primarily consisting of net proceeds of $57.0 million from our IPO, and net proceeds of $1.3 million from our Series B2 convertible preferred shares issued in January 2019.

Loan Agreement

On September 30, 2020, or the Closing Date, we entered into the Loan Agreement with Hercules as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to our achievement of certain performance milestones and satisfaction of customary conditions and available until March 15, 2022, an additional term loan of $10.0 million. Borrowings under the Loan Agreement, including the $15.0 million term loan issued as of September 30, 2020 bear interest at an annual rate equal to the greater of (i) 8.85% and (ii) the prime rate of interest plus 5.60%. The Loan Agreement provides for interest-only payments until November 1, 2022, which may be extended to May 1, 2023 upon our achievement of certain performance milestones, followed by equal monthly payments of principal and interest through October 1, 2024, or the Maturity Date. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date and 1.0% thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement includes a right for the lenders to invest in an amount of up to $2.0 million in the closing of any our financings after the Closing Date that result in aggregate proceeds to us of at least $10.0 million. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined in the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There are no financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including conducting future clinical trials for BT1718, BT5528, and BT8009;
●	progress the preclinical and clinical development of BT7480, BT7455, and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company.

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

As of December 31, 2020, we had cash of $136.0 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the ongoing global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Genentech, AstraZeneca, Oxurion and DDF;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ADSs and ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ADSs or ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders. The ongoing COVID-19 pandemic continues to evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, whether as a result of the pandemic or otherwise, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

	(in thousands)
Operating lease commitments (1)	$1,352	$908	$444	$—	$—
Debt obligations (2)	19,662	1,346	18,316	—	—
Total	$21,014	$2,254	$18,760	$—	$—

(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office lease in Cambridge, U.K. under an operating lease that expires in December 2021. We lease laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2022.
(2)	Amounts in the table reflect the contractually required principal, interest and the final payment under the Loan Agreement with Hercules as of December 31, 2020

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

Our arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems B.V. regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving these milestones.

Legal Proceedings

For a discussion of legal matters as of December 31, 2020, see Note 13, “Commitments and Contingencies,” within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K

Critical Accounting Policies and Significant Judgments and Estimates

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

The terms of these arrangements typically include payment to us of one or more of the following: non-refundable upfront license fees; payments for research and development services; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales-based milestone payments; and royalties on net sales of future products.

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) or ASC 606, and all subsequent amendments. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

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

We estimate the transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of the potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

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

Licenses of Intellectual Property: If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, such as research and development services and a research license, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

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

Milestone Payments: Our collaboration agreements may include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimate the amounts to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as marketing approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment.

Royalties: For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any sales-based royalty revenue resulting from our collaboration agreements.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	CMOs in connection with the production of preclinical and clinical trial materials;
●	CROs, investigative sites or other service providers in connection with clinical trials;
●	vendors in connection with preclinical and clinical development activities; and
●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. As of December 31, 2020, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-Based Compensation

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, We will remain an EGC until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2024), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our ordinary shares held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such fiscal year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

In addition, we intend to rely on the other exemptions and reduced reporting requirements available to EGCs provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that has or may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the earlier to occur of (i) the end of the year in which the fifth anniversary of our IPO occurs, or December 31, 2024, or (b) we no longer meet the requirements of being an emerging growth company.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may, and intend to, take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as we are a smaller reporting company. We may be a smaller reporting company in any year in which (i) the market value of our voting and non-

voting ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements and do not have any holdings in variable interest entities, as defined in the rules and regulations of the SEC.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2020, we had cash of $136.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $15.0 million as of December 31, 2020. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus the Wall Street Journal prime rate. As of December 31, 2020, our outstanding indebtedness with Hercules bears interest at 8.85%. If the prime rate increases to over 3.25%, the interest on our loan with Hercules will increase. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $0.6 million, $0.9 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

First Amendment to Loan and Security Agreement

On March 10, 2021, or the Amendment Closing Date, we and our subsidiaries entered into the First Amendment to the Loan and Security Agreement, or the First Amendment to LSA, with Hercules, in its capacity as administrative agent and collateral agent, and the Lenders named in the First Amendment to LSA. The First Amendment to LSA amended certain terms of our debt facility with Hercules.

Pursuant to the First Amendment to LSA, payments on our borrowings under our debt facility with Hercules will be interest-only until the first payment is due on August 1, 2023, which date was extended from November 1, 2022. If we achieve certain performance milestones, the interest-only period will be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023.

On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, we borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021.

The foregoing summary description of the First Amendment to LSA does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to LSA, which is attached as Exhibit 10.28 to this Annual Report and is incorporated herein by reference.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the sections titled “Board of Directors and Corporate Governance” and “Executive Officers of the Company” in our Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in the sections titled “Director Remuneration” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

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

4.3

Letter Agreement, dated July 1, 2020, between Bicycle Therapeutics plc and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 5, 2020).

4.4	Amendment to Letter Agreement, dated October 27, 2020, between Bicycle Therapeutics plc and Citibank, N.A.

4.5

Registration Rights Agreement by and among Bicycle Therapeutics Limited and the Investors listed therein, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

4.6

Description of Securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

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

10.3+

Rules of the Bicycle Therapeutics Share Option Plan, as amended on September 12, 2019 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on November 7, 2019).

10.4+

Forms of award agreements under the Bicycle Therapeutics Share Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.5+

2019 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.6+

Bicycle Therapeutics plc 2020 Equity Incentive Plan and forms of award thereunder (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 5, 2020).

10.7+

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.8+

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

10.10+

Amended and Restated Employment Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Michael Skynner, Ph.D. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.11+

Amended and Restated Employment Agreement, dated September 26, 2019, by and between Bicycle Therapeutics Inc. and Nicholas Keen, Ph.D. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.12+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd and Nigel Crockett , Ph.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.13+

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2020 (incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 7, 2020).

10.14+	Service Agreement, dated July 9, 2020, by and between BicycleTx Ltd. and Dominic Smethurst, MA, MBChB, MRCP, MFPM.

Number	Description

10.15+

Form of Deed of Indemnity between the Company and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.16+

Form of Deed of Indemnity between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.17+

Non-employee Director Compensation Policy, amended as of December 17, 2019 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.18+	Non-employee Director Compensation Policy, amended as of December 16, 2020.

10.19

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

10.20

Lease Agreement, by and between Bicycle Therapeutics Inc. and King 4 Hartwell Place, LLC, dated September 26, 2017 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

10.21

Clinical Trial and License Agreement, by and between Bicycle Therapeutics Limited, Cancer Research Technology Limited, and Cancer Research UK, dated December 13, 2016, as amended and restated by the Deed of Amendment on March 31, 2017, as further amended by the Second Deed of Amendment on June 29, 2018 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

10.22††

Discovery Collaboration and License Agreement between BicycleTx Limited and Genentech, Inc., dated February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.23††

Settlement and Licence Agreement, dated November 20, 2020, by and among Bicycle Therapeutics plc, Bicycle Therapeutics Inc., BicycleRD Limited, BicycleTx Limited and Pepscan Systems BV, Pepscan Presto BV, Pepscan Therapeutics BV, Pepscan Holding NV, Pepmab BV.

10.24††

Settlement Agreement, dated November 20, 2020, by and among Bicycle Therapeutics plc, Bicycle Therapeutics Inc., BicycleRD Limited, BicycleTx Limited and Pepscan Systems BV, Pepscan Presto BV, Pepscan Therapeutics BV, Pepscan Holding NV, Pepmab BV.

Number	Description

10.25

Controlled Equity OfferingSM Sales Agreement, dated June 5, 2020, among Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Bicycle Therapeutics plc (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-238996), filed with the Securities and Exchange Commission on June 5, 2020).

10.26

Loan and Security Agreement, dated September 30, 2020, by and among Bicycle Therapeutics plc, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics, Inc., the lenders party thereto, and Hercules Capital, Inc., as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on October 1, 2020).

10.27+	Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2021.

10.28

First Amendment to Loan and Security Agreement, dated March 10, 2021, by and among Bicycle Therapeutics plc, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics, Inc., the lenders party thereto, and Hercules Capital, Inc., as administrative and collateral agent.

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

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

ITEM 16. FORM 10-K SUMMARY

None.

Index to Consolidated Financial Statements of
Bicycle Therapeutics, plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bicycle Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related Consolidated Statements of Operations and Comprehensive Loss, of Convertible Preferred Shares and Shareholders’ Equity (Deficit) and of Cash Flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 11, 2021

We have served as the Company's or its predecessor’s auditor since 2010, which includes periods before the Company become subject to SEC reporting requirements.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$135,990	$92,117
Accounts receivable	5,456	201
Prepaid expenses and other current assets	5,100	4,884
Research and development incentives receivable	9,177	6,944
Total current assets	155,723	104,146
Property and equipment, net	2,317	2,292
Operating lease right-of-use assets	1,290	2,056
Other assets	1,822	1,700
Total assets	$161,152	$110,194
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,365	$1,949
Accrued expenses and other current liabilities	11,629	6,144
Deferred revenue, current portion	10,135	728
Total current liabilities	23,129	8,821
Long-term debt	14,505	—
Operating lease liabilities	426	1,251
Deferred revenue, net of current portion	25,021	4,929
Other long‑term liabilities	2,611	1,995
Total liabilities	65,692	16,996
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 31,995,653 shares authorized at December 31, 2020 and December 31, 2019; 21,094,557 and 17,993,701 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	266	227
Additional paid-in capital	249,947	195,056
Accumulated other comprehensive loss	(3,193)	(1,535)
Accumulated deficit	(151,560)	(100,550)
Total shareholders’ equity	95,460	93,198
Total liabilities and shareholders’ equity	$161,152	$110,194

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019	2018
Collaboration revenues	$10,390	$13,801	$7,136
Operating expenses:
Research and development	33,149	25,540	20,761
General and administrative	29,201	14,560	8,121
Total operating expenses	62,350	40,100	28,882
Loss from operations	(51,960)	(26,299)	(21,746)
Other income (expense):
Interest income	683	814	169
Interest expense	(457)	—	—
Other expense, net	—	(5,377)	(665)
Total other income (expense), net	226	(4,563)	(496)
Net loss before income tax provision	(51,734)	(30,862)	(22,242)
Benefit from income taxes	(724)	(254)	(396)
Net loss	$(51,010)	$(30,608)	$(21,846)
Net loss attributable to ordinary shareholders	$(51,010)	$(30,608)	$(21,846)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.66)	$(2.77)	$(49.78)
Weighted average ordinary shares outstanding, basic and diluted	19,145,938	11,045,370	438,862

Comprehensives Loss:
Net loss	$(51,010)	$(30,608)	$(21,846)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,658)	216	(1,820)
Total comprehensive loss	$(52,668)	$(30,392)	$(23,666)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share amounts)

										Accumulated
	Series A		Series B1		Series B2					Other		Total
	Convertible		Convertible		Convertible				Additional	Comprehensive		Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Ordinary Shares		Paid‑in	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2017	2,800,001	$41,820	3,947,198	$54,621	—	$—	368,995	$5	$838	$69	$(48,096)	$(47,184)
Issuance of convertible preferred shares, net of issuance costs of $327	—	—	—	—	1,323,248	25,756	—	—	—	—	—	—
Issuance of restricted share awards	—	—	—	—	—	—	95,644	1	223	—	—	224
Issuance of ordinary shares in exchange for surrender of vested share options	—	—	—	—	—	—	340,728	4	(4)	—	—	—
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	9,361	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	800	—	—	800
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,820)	—	(1,820)
Net loss	—	—	—	—	—	—	—	—	—	—	(21,846)	(21,846)
Balance at December 31, 2018	2,800,001	41,820	3,947,198	54,621	1,323,248	25,756	814,728	10	1,857	(1,751)	(69,942)	(69,826)
Issuance of convertible preferred shares	—	—	—	—	80,385	1,583	—	—	—	—	—	—
Conversion of convertible preferred shares to ordinary shares	(2,800,001)	(41,820)	(3,947,198)	(54,621)	(1,403,633)	(27,339)	11,647,529	146	123,634	—	—	123,780
Reclassification of warrant liability to additional paid-in capital and exercise of warrants	—	—	—	—	—	—	723,992	9	10,018	—	—	10,027
Issuance of ADSs in initial public offering, net of underwriting discounts, commissions and offering expenses of $8.5 million	—	—	—	—	—	—	4,637,666	59	56,322	—	—	56,381
Issuance of restricted share awards	—	—	—	—	—	—	83,947	2	395	—	—	397
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	85,839	1	142	—	—	143
Share-based compensation expense	—	—	—	—	—	—	—	—	2,688	—	—	2,688
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	—	—	—	—	(30,608)	(30,608)
Balance at December 31, 2019	—	—	—	—	—	—	17,993,701	227	195,056	(1,535)	(100,550)	93,198
Issuance of ordinary shares upon exercise of warrants	—	—	—	—	—	—	92,885	1	—	—	—	1
Issuance of ordinary shares upon exercise of share options	—	—	—	—	—	—	79,158	1	270	—	—	271
Issuance of ADSs, net of commissions and offering expenses of $1.9 million	—	—	—	—	—	—	2,928,813	37	48,107	—	—	48,144
Share-based compensation expense	—	—	—	—	—	—	—	—	6,514	—	—	6,514
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,658)	—	(1,658)
Net loss	—	—	—	—	—	—	—	—	—	—	(51,010)	(51,010)
Balance at December 31, 2020	—	$—	—	$—	—	$—	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(51,010)	$(30,608)	$(21,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,514	3,083	1,023
Depreciation and amortization	1,277	960	712
Non-cash interest	78	—	—
Change in fair value of warrant liability	—	5,381	665
Changes in operating assets and liabilities:
Accounts receivable	(2,149)	4,909	(400)
Research and development incentives receivable	(1,786)	(383)	(3,586)
Prepaid expenses and other current assets	(49)	(2,723)	(1,329)
Operating lease right‑of‑use assets	771	712	—
Other assets	(122)	(397)	(301)
Accounts payable	(663)	220	(169)
Accrued expenses and other current liabilities	4,832	(852)	2,557
Operating lease liabilities	(621)	(709)	—
Deferred revenue	24,622	(9,295)	(3,947)
Other long-term liabilities	517	1,089	543
Net cash used in operating activities	(17,789)	(28,613)	(26,078)
Cash used in investing activities:
Purchases of property and equipment	(1,200)	(1,555)	(1,186)
Net cash used in investing activities	(1,200)	(1,555)	(1,186)
Cash flows from financing activities:
Proceeds from issuance of series B2 convertible preferred shares, net of issuance costs	—	1,334	26,005
Proceeds from the issuance of ADSs, net of issuance costs	48,144	56,957	(576)
Proceeds from the exercise of share options and sale of ordinary shares	271	143	1
Proceeds from the exercise of warrants	1	6	—
Proceeds from issuance of debt	15,000	—	—
Payments of debt issuance costs	(573)	—	—
Net cash provided by financing activities	62,843	58,440	25,430
Effect of exchange rate changes on cash	19	465	(2,449)
Net increase (decrease) in cash	43,873	28,737	(4,283)
Cash at beginning of period	92,117	63,380	67,663
Cash at end of period	$135,990	$92,117	$63,380
Supplemental disclosure of cash flow information
Cash paid for interest	$378	$—	$—
Cash paid for income taxes	$124	$117	$73
Cash paid for amounts included in the measurement of operating lease liabilities	$961	$891	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$109	$76	$—
Advance billings on deferred revenue included in accounts receivable	$3,000	$—	$5,045
Series B2 convertible preferred financing costs accrued but not paid	$—	$—	$249
Debt issuance costs accrued but not paid	$—	$—	$1,076
Conversion of convertible preferred shares to ordinary shares upon closing of the initial public offering	$—	$123,780	$—
Reclassification of warrant liability to additional paid-in capital	$—	$10,021	$—

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company’s lead product candidate, BT1718, is a Bicycle Toxin Conjugate (“BTC”) that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase. BT1718 is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial in collaboration with, and fully funded by, the Centre for Drug Development of Cancer Research UK. The Company is also evaluating BT5528, a second-generation BTC targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab, and BT8009, a second-generation BTC targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (TICAs). Beyond the Company’s wholly-owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia and respiratory indications.

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

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs, each ADS representing one ordinary share. As of December 31, 2020, the Company had issued and sold 2,928,813 ADSs, representing the same number of ordinary shares for gross proceeds of $50.0 million, resulting in net proceeds of $48.1 million after deducting sales commissions and offering expenses of $1.9 million.

On September 30, 2020, Bicycle Therapeutics plc and certain of its subsidiaries (together with Bicycle Therapeutics plc, the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) as agent, which provided for maximum borrowings of up to $40.0 million in aggregate principal amount, consisting of (i) a term loan of $15.0 million, which was funded on September 30, 2020, (ii) subject to satisfaction of customary conditions, an additional term loan of up to $15.0 million available from September 30, 2020 through March 15, 2021, and (iii) subject to the achievement of certain performance milestones and satisfaction of customary conditions, an additional term loan of $10.0 million available until March 15, 2022.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and ADSs, including in its IPO completed in May 2019 and pursuant to its ATM program, convertible preferred shares (Note 7), and proceeds received from its collaboration arrangements (Note 11), and proceeds from the Loan Agreement with Hercules (Note 6). The Company has incurred recurring losses since inception, including net losses of $51.0 million for the year ended December 31, 2020, $30.6 million for the year ended December 31, 2019 and $21.8 million for the year ended December 31, 2018. As of December 31, 2020, the Company had an accumulated deficit of $151.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the annual consolidated financial statements for the year ended December 31, 2020, the Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of the annual consolidated financial statements.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded foreign exchange gains of $0.6 million, $0.9 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Accounts receivable primarily consist of amounts due under the collaboration agreements between BicycleTx Limited and AstraZeneca AB (“AstraZeneca”), between BicycleRD Limited and Oxurion NV (formerly ThromboGenics NV) (“Oxurion”), and pursuant to an evaluation and option agreement with another third party (the “Evaluation and Option Agreement”) (Note 11), for which the Company does not obtain collateral. As of December 31, 2020, the Company’s revenue to date has primarily been generated from the collaboration agreements with Genentech, Inc. (“Genentech”), AstraZeneca, Sanofi (formerly Bioverativ), the Dementia Discovery Fund (“DDF”) and Oxurion.

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2020 and 2019.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2020 and 2019.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Laboratory equipment	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life
Computer equipment	3 years
Furniture and office equipment	5 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2020 and 2019, there have been no significant asset retirements to date. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Prior to the IPO, the Company’s warrant liability was carried at fair value, determined according to the fair value hierarchy described above (Note 3). The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. At December 31, 2020, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

Warrant liability

Prior to the IPO, the Company classified warrants to subscribe for Series A convertible preferred shares (“Series A Preferred Shares”) and Series B1 convertible preferred shares (“Series B1 Preferred Shares”) (Note 7) as a liability on its consolidated balance sheets as these warrants to subscribe for Series A Preferred Shares and Series B1 Preferred Shares were free-standing financial instruments that might have required the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of the warrants’ issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, warrants to subscribe for Series A Preferred Shares and Series B1 Preferred Shares that were not exercised or expired in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’ equity (deficit). As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the consolidated balance sheet.

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

Leases

The Company adopted ASC Topic 842, Leases (ASC 842), using a modified retrospective approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheet. The Company has not entered into any financing leases.

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

The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; payments for research and development services; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales-based milestone payments; and royalties on net sales of future products.

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all subsequent amendments. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

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

The Company estimates the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

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

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, such as research and development services and a research license, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

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

Milestone payments: The Company’s collaboration agreements may include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment.

Royalties: For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based royalty revenue resulting from the Company’s collaboration agreements.

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

For a complete discussion of accounting for collaboration revenues, see Note 11, “Significant Agreements”

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes government grant funding in the consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the years ended December 31, 2020 and 2019, the Company recognized $0.7 million and $0.6 million, respectively, as a reduction of research and development expense related to government grant arrangements. There were no grant proceeds recognized for the year ended December 31, 2018.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, travel, facilities costs, materials and laboratory supplies, and external costs of outside vendors engaged to conduct preclinical development, clinical development activities, as well as to manufacture clinical trial materials. Facilities costs primarily include the allocation of rent, utilities, and depreciation.

Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized until the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $9.1 million, $6.7 million and $5.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Patent costs

All patent-related costs incurred in connection with preparing, filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Share-based compensation

The Company measures all equity awards granted to employees and directors based on the fair value on the date of grant. Compensation expense of those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company records the expense for awards with only service-based vesting conditions using the straight-line method. The Company accounts for forfeitures as they occur.

The Company has granted awards with both a service condition that vest over time and a performance condition that will accelerate vesting upon the achievement of a specified collaboration revenue threshold. For equity awards that contain both performance and service conditions, the Company recognizes share-based compensation expense using an accelerated attribution model over the requisite service period when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance condition as of the reporting date.

For share-based awards granted to non-employee consultants, the measurement date for non-employee awards is the date of grant. The compensation expense is then recognized over the requisite service period, which is the vesting period of the respective award, without subsequent changes in the fair value of the award.

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

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. Given the absence of an active market for the Company’s ordinary shares, the board of directors determined the estimated fair value of the Company’s equity instruments based on input from management which utilized the most recently available independent third-party valuation, and considering a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector. The third party valuation reports performed utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its ordinary shares. Each valuation methodology includes estimates and assumptions that require judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s ordinary shares at each grant date, including the following: (1) prices paid for the Company’s convertible preferred shares, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s convertible preferred shares and ordinary shares; (2) the Company’s stage of development; (3) the fact that the grants of share-based awards involved illiquid securities in a private company; and (4) the likelihood of achieving a liquidity event for the ordinary shares underlying the share-based awards, such as an IPO or sale of the Company, given prevailing market conditions.

Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility is calculated based on a period of time commensurate with the assumption used for the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its share-based awards. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on ordinary shares.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that will more likely than not be realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net loss per share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of ordinary and preferred securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary and preferred securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Prior to the Company’s IPO, convertible preferred shares contractually entitled the holders of such shares to participate in dividends but contractually do not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such preferred securities. In periods in which the Company reported a net loss attributable to ordinary shareholders, diluted net loss per share attributable to ordinary shareholders is the same as basic net loss per share attributable to ordinary shareholders, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt ASU No. 2016-13. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes and will be effective beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2019-12 in the consolidated financial statements.

3. Fair value of financial assets and liabilities

As of December 31, 2020 and December 31, 2019, there were no assets or liabilities measured at fair value on a recurring basis.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$5,583	$4,326
Leasehold improvements	383	300
Computer equipment and software	188	229
Furniture and office equipment	195	120
	6,349	4,975
Less: Accumulated depreciation and amortization	(4,032)	(2,683)
	$2,317	$2,292

Depreciation expense was $1.3 million, $1.0 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$4,390	$2,515
Accrued external research and development expenses	4,428	2,055
Accrued professional fees	1,759	867
Current portion of operating lease liabilities	844	640
Other	208	67
	$11,629	$6,144

6. Long-term debt

On September 30, 2020 (the “Closing Date”), Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into the Loan Agreement with Hercules, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to the Borrowers achieving certain performance milestones and satisfying customary conditions and available until March 15, 2022, an additional term loan of $10.0 million.

Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus the Wall Street Journal prime rate. Payments under the Loan Agreement are interest-only until the first principal payment is due on November 1, 2022 (or if the Borrowers achieve the certain performance milestones, the interest only period is extended with the first principal payment due on May 1, 2023), followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2024 (the “Maturity Date”). At the Borrowers’ option, the Borrowers may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to (i) 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, (ii) 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge (the “End of Term Charge”), payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The effective interest rate was 12.2% at December 31, 2020. The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The

Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense for the year ended December 31, 2020 related to the Loan Agreement with Hercules was $0.4 million.

Long-term debt consisted of the following (in thousands):

December 31,
2020
Term loan payable	$15,000
End of term charge	58
Unamortized debt issuance costs	(553)
Carrying value of term loan	$14,505

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	1,148
2023	7,262
2024	7,340
Total	$15,750

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

7. Convertible preferred shares

Prior to the IPO, the Company issued Series A Preferred Shares, Series B1 Preferred Shares, and Series B2 convertible preferred shares (“Series B2 Preferred Shares”) (collectively the “Preferred Shares”).

On December 20, 2018, the Company completed the issuance of 1,323,248 Series B2 Preferred Shares at a price per Series B2 Preferred Share of £15.55, for gross cash proceeds of $26.1 million (the “Series B2 Financing”). On January 3, 2019, the Company completed the issuance of 80,385 Series B2 Preferred Shares at a price per share of £15.55, for gross cash proceeds of $1.6 million.

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

8. Warrant liability

In 2017, the Company issued 200,000 warrants to subscribe for Series A Preferred Shares, at £0.01 each. In conjunction with the completion of the IPO, 120,000 warrants to subscribe for Series A Preferred Shares were exercised for 171,480 ordinary shares. The remaining 80,000 warrants, which were exercisable into 114,320 ordinary shares following the completion of the IPO, as adjusted for the impact of the Share Capital Reorganization (Note 7), were exercised in 2019 and 2020.

In addition, in 2017, the Company issued a total of 743,287 warrants to subscribe for Series B1 Preferred Shares, with an exercise price of £0.01, in conjunction with the issuance of 3,947,198 Series B1 Preferred Shares.

On March 7, 2019, the holders of the warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire. The modification resulted in an incremental change in fair value of $0.1 million, which is included in other expense for the year ended December 31, 2019. On May 28, 2019, in conjunction with the completion of the IPO, all Series B1 Preferred share warrants were exercised for 531,077 ordinary shares, as adjusted for the impact of the Share Capital Reorganization (Note 7).

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

9. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of December 31, 2020 and 2019, the Company has not declared any dividends.

As of December 31, 2020 and 2019, the Company’s authorized capital share consisted of 31,995,653 ordinary shares, with a nominal value of £0.01 per share.

10. Share-based compensation

Employee incentive pool

2020 Share Option Plan

In June 2020, the Company’s shareholders approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan (the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, restricted share units, performance restricted share units and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control. Share options issued under the 2020 Share Option Plan have a 10 year contractual life, and generally vest over either a three year service period for non-employee directors, or a four year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest immediately upon grant.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2020, there were 4,699,470 shares available for issuance and options to purchase 196,550 shares outstanding under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan was increased by 1,054,727 shares effective January 1, 2021.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of December 31, 2020, there were 2,594,277 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

Share options previously issued under the 2019 Share Option Plan have a 10 year contractual life, and generally either vest monthly over a three year service period, or over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments. Certain awards granted to the Company’s non-employee directors were fully vested on the date of grant. The exercise price of share options issued under the 2019 Share Option Plan is not less than the fair value of ordinary shares as of the date of grant.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i)

1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in our capitalization. As of December 31, 2020, the total number of shares available for issuance under the ESPP was 394,937 ordinary shares. The number of shares reserved for issuance under the ESPP was increased by 210,945 shares effective January 1, 2021.

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of December 31, 2020, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Research and development expenses	$2,603	$1,286	$513
General and administrative expenses	3,911	1,797	510
	$6,514	$3,083	$1,023

Share options

The following table summarizes the Company’s option activity since December 31, 2019:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,634,346	$9.57	9.04	$6,107
Granted	1,370,984	12.00	—	—
Exercised	(79,158)	3.42	—	—
Forfeited	(189,509)	11.10	—	—
Outstanding as of December 31, 2020	3,736,663	$10.51	8.54	$27,553
Vested and expected to vest as of December 31, 2020	3,736,663	$10.51	8.54	$27,553
Options exercisable as of December 31, 2020	1,518,721	$8.81	7.90	$13,729

The weighted average grant-date fair value of share options granted during the years ended December 31, 2020, 2019 and 2018 was $7.87 per share, $6.07 per share and $3.73 per share, respectively.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded share-based compensation expense for share options granted of $6.5 million, $2.7 million and $0.8 million, respectively. Expense for non-employee consultants for the years ended December 31, 2020, 2019 and 2018, was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $0.6 million and $23,000 respectively.

During the year ended December 31, 2018, the Company granted share options to purchase 70,875 ordinary shares with performance based vesting, for which 20% of the award vests upon the first anniversary of the vesting start date, 60% vests thereafter in 36 equal monthly installments, and 20% on the earlier of the fourth anniversary of the vesting start date, or the achievement of a specified revenue threshold from the Company’s collaboration arrangements. In May 2018, the Company determined that the performance condition became probable of achievement and recorded a cumulative catch-up to reflect the expense as if the vesting condition was probable of achievement at the time of the grant of the award. The Company recorded expense of $0.1 million, $0.1 million and $0.7 million, during the years ended December 31, 2020, 2019 and 2018, respectively, related to awards with performance based vesting, which includes the acceleration of vesting expense.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2020	2019	2018
Risk-free interest rate	1.3%	2.1%	2.7%
Expected volatility	74.8%	77.9%	78.6%
Expected dividend yield	—	—	—
Expected term (in years)	5.98	5.86	6.07

As of December 31, 2020, total unrecognized compensation expense related to the unvested employee and director share-based awards was $13.7 million, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted shares

Prior to the IPO, the Company granted restricted shares with service-based vesting conditions. In conjunction with the IPO in May 2019, the board of directors modified the vesting terms to accelerate vesting for all then unvested restricted shares. As a result, the Company recorded $0.2 million of expense upon the modification of the restricted shares during the year ended December 31, 2019.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded share-based compensation of zero, $0.4 million, and $0.2 million, respectively, for unvested restricted shares granted.

The fair value of employee restricted share awards vested during the years ended December 31, 2020, 2019 and 2018, based on estimated fair values of the ordinary shares underlying the restricted share awards on the day of vesting, was zero, $0.7 million and $0.2 million, respectively. As of December 31, 2020, there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

11. Significant Agreements

For the years ended December 31, 2020, 2019 and 2018, the Company had collaboration agreements with Genentech, AstraZeneca, Sanofi, Oxurion and DDF. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Collaboration revenues
AstraZeneca	$2,696	$1,683	$1,386
Sanofi	—	10,724	4,007
Oxurion	2,362	—	1,743
Dementia Discovery Fund	436	394	—
Material transfer agreement	—	1,000	—
Genentech	4,896	—	—
Total collaboration revenues	$10,390	$13,801	$7,136

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

After the Company performs the initial discovery and optimization activities in accordance with an agreed research plan and achieves specified criteria, Genentech will have the option to have the Company perform initial pre-

clinical development and optimization activities in exchange for an additional specified milestone payment in the mid-single digit millions for each Genentech Collaboration Program (the “LSR Go Option”). Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech will have the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program in exchange for an additional specified payment in the mid to high single digit millions for each of the initial two Genentech Collaboration Programs and each of the two Expansion Option Genentech Collaboration Programs (the “Dev Go Option”).

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

Accounting Analysis

Upon the execution of the Genentech Collaboration Agreement, the Company has identified the following performance obligations:

(i)	Research license, and the related research and development and preclinical services through LSR Go for a first Genentech Collaboration Program (Genentech Collaboration Program #1);
(ii)	Research license, and the related research and development and preclinical services through LSR Go for a second Genentech Collaboration Program with a specified Targeting Arm (Genentech Collaboration Program #2);
(iii)	Material right associated with an option to a specified Targeting Arm for Genentech Collaboration Program #1;
(iv)	Two material rights associated with the LSR Go Option for Genentech Collaboration Program #1 and Genentech Collaboration Program #2, which includes research services to be provided through the Dev Go Option and an option to receive an exclusive license;
(v)	Material rights associated with certain limited substitution rights with respect to a limited number of collaboration targets;
(vi)	Two material rights related to each Genentech Expansion Option, which upon exercise include the services for an additional immuno-oncology target through the LSR Go Option, an LSR Go Option which includes the services to be provided through the Dev Go Option and an option to receive an exclusive license, limited substitution rights, and an option to select a specified Targeting Arm.

The Company concluded that certain substitution rights that require the payment of additional consideration, which approximate the standalone selling price of the underlying services to be provided, do not provide the customer with a material right and therefore, are not considered as performance obligations and are accounted for as separate contracts upon exercise, if ever. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

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

During the year ended December 31, 2020, the Company recognized revenue of $4.9 million, and as of December 31, 2020, the Company recorded $27.6 million of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The total transaction price was initially determined to be $1.1 million, consisting of the upfront payment for research and development funding. The Company may receive additional milestone payments during the DDF Research Plan, as well as for research and development services for additional targets following the exercise of DDF Option. These variable amounts are excluded from the transaction price as they relate to fees that can only be achieved subsequent to the exercise of an option, and therefore are treated as separate contracts.

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

For both of the years ended December 31, 2020 and 2019, the Company recognized $0.4 million of revenue. In December 2020, the Company received a payment of $0.5 million upon the achievement of specified scientific criteria. The Company concluded that the payment represents consideration for a single performance obligation to perform lead optimization activities, and will recognize revenue as the underlying services are performed using a proportional performance model, over the period of service using input based measurements of total costs, including total full time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation. The Company recorded deferred revenue of $0.8 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively, related to its collaboration with DDF.

Sanofi Collaboration Agreement (formerly Bioverativ)

Summary of Agreement

In August 2017, the Company entered into a Collaboration Agreement with Bioverativ Inc., which was acquired by Sanofi in March 2018 (“Sanofi”). Under the collaboration agreement with Sanofi (the “Sanofi Collaboration Agreement”), the Company provided research and development services focused on up to three collaboration programs; (i) Sickle cell disease, (ii) Hemophilia, and (iii) and had an option to a third program that expired unexercised. The Company used its bicyclic peptide screening platform to perform research and development services for the programs and Sanofi had the ability to select a collaboration product for each program and obtain a license to develop and exploit the selected collaboration product for an additional option fee.

Sanofi could terminate the Sanofi Collaboration Agreement, entirely or on a program by program, licensed product by licensed product or country by country basis, for convenience upon not less than 30 days prior written notice to the Company.

Accounting Analysis

The Company identified four performance obligations associated with the Sanofi Collaboration Agreement, consisting of (i) Sickle Cell Research and Related Services, (ii) Hemophilia Research License and Related Services, (iii) a Sickle Cell License Option Material Right, and (iv) a Hemophilia License Option Material Right. The total transaction price consisted of a $10.0 million upfront payment and a non-refundable research and development funding of $4.2 million. The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The Company recognized revenue related to amounts allocated to the Sickle Cell and Hemophilia Research License and Related Services obligations as the underlying services were performed using a proportional performance model, over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue, and the Company commenced revenue recognition when the underlying option was exercised or upon expiry of the option.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recognized zero, $10.7 million, and $4.0 million, respectively, of collaboration revenue related to its collaboration with Sanofi. As of December 31, 2020 and 2019, the Company recorded zero deferred revenue related to its collaboration with Sanofi.

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

Accounting Analysis

The Company has identified the following performance obligations at the inception of the arrangement:

(i)	research license and the related research and development services during the Bicycle Research Term for the first target (the “Target One Research License and Related Services”),
(ii)	research license and the related research and development services during the Bicycle Research Term for the second target (the “Target Two Research License and Related Services”).

The Company concluded that the Additional Four Target Option was not a material right, as the option did not provide a discount that AstraZeneca otherwise would not have received. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract. The Company concluded that the research license is not distinct from the research and development services during the Bicycle Research Term as AstraZeneca cannot obtain the benefit of the research license without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as it relates to constrained peptide technology that is not available in the marketplace. As a result, for each research program, the research license has been combined with the research and development services into a single performance obligation.

The total transaction price was initially determined to be $1.2 million, and was raised to $2.0 million when both programs were extended, consisting solely of research and development funding. The Company utilizes the most likely amount method to determine the amount of research and development funding to be received. Additional consideration to be paid to the Company upon the exercise of the license options by AstraZeneca or upon reaching certain milestones is excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contact term. The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Target One and Target Two Research License and Related Services is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin what would be expected to be realized under similar contracts. The transaction price allocated to each performance obligation was initially $0.6 million.

The Company recognized revenue related to amounts allocated to the Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. In October 2020, AstraZeneca terminated the collaboration activities related to the second target. No revenue was recognized upon termination.

For the years ended December 31, 2020, 2019 and 2018 the Company recognized zero, $0.2 million, and $1.0 million, respectively, of collaboration revenue related to the Target One and Target Two Research License and Related Services for its Collaboration Agreement with AstraZeneca. As of December 31, 2020 and 2019, the Company recorded zero deferred revenue in connection with the 2016 AstraZeneca Collaboration Agreement. In March 2021, AstraZeneca terminated the collaboration activities related to the first target.

May 2018 AstraZeneca Option Exercise — Additional Four Targets

Under the AstraZeneca Collaboration Agreement, AstraZeneca was granted an option to nominate up to four additional targets at any point up to the second anniversary of the agreement (“Additional Four Target Option”). In May 2018, AstraZeneca made an irrevocable election to exercise the Additional Four Target Option. As a result, AstraZeneca is entitled to obtain research and development services with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million. AstraZeneca is obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. Payment is made quarterly in advance of services being provided. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate, after which AstraZeneca would be required to fund development and commercialization costs, and to pay regulatory and commercial milestone payments and royalties to the Company as for the other products developed under the AstraZeneca Collaboration Agreement.

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

The research license and the related research and development services related to the fourth, fifth and sixth targets were not performance obligations at the inception of the arrangement, as they are optional services that will be performed if AstraZeneca selects additional targets and they reflect their standalone selling prices and do not provide the customer with material rights. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for each Research License and Related Services obligation was primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees AstraZeneca would pay to exercise the license options, the estimated value of the License Option using comparable transactions, and the probability that (i) AstraZeneca would opt into the target development, and (ii) the license options would be exercised by AstraZeneca. Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Target Three Research License and Related Services	$650
Target 3 Material Right	1,504
Target 4 Material Right	1,204
Target 5 Material Right	1,165
Target 6 Material Right	1,127
$5,650

The Company recognizes revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. During the year ended December 31, 2019, the Company commenced research and development services related to the fourth and fifth targets. During the year ended December 31, 2020, the Company commenced research and development services related to the sixth target. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020.

For the year ended December 31, 2020, 2019 and 2018, the Company recognized $2.7 million, $1.5 million, and $0.4 million, respectively, of revenue related to the Target Three Research License and Related Service, and research and development services for the fourth, fifth and sixth targets related to the May 2018 AstraZeneca Option Exercise. As of December 31, 2020 and 2019, the Company recorded $3.8 million and $4.9 million, respectively, of deferred revenue in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

Oxurion Collaboration Agreement

Summary of Agreement

In August 2013, the Company entered into a Research Collaboration and License Agreement (the “Oxurion Collaboration Agreement”) with Oxurion. Under the Oxurion Collaboration Agreement, the Company was responsible for identifying Bicycle peptides related to the collaboration target, plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by the Company. Under the Oxurion Collaboration Agreement, the Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Company is eligible to receive up to €8.3 million upon the achievement of specified research, development, regulatory and commercial events and research and development milestones, of which €1.8 million has been received as of December 31, 2020. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

In November 2017, the parties executed the First Deed of Amendment to the Oxurion Collaboration Agreement (“First Amendment”), which confirmed that THR-149 was selected as a development compound. The First Amendment provided for additional research services to be performed by the Company related to the identification of two additional compounds for Oxurion, in its discretion, to select as development compounds. As for the work under the Oxurion Collaboration Agreement, the Company performed work under Stage I of the research plan, which was funded at a specified FTE rate, plus any direct out of pocket expenses, and Oxurion is responsible for Stage II research and any development after the selection of a development compound. Additional milestones and royalties were added for the potential additional licensed compounds, consistent with those of the initial Oxurion Collaboration Agreement. The Company is not obligated or expected to perform any research services during Stage II of the research plan.

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

Accounting Analysis

Under the Oxurion Collaboration Agreement, all licenses were granted and research services to be provided by the Company were fully completed and revenue associated with those obligations were fully recognized prior to January 1, 2016. Under the First Amendment, the Company identified a single performance obligation associated with the performance of research services associated with Stage I of the research plan, which was recognized on a proportional performance basis as the associated FTE efforts and costs are incurred, which best reflects the progress towards satisfaction of the performance obligation. As of December 31, 2018, the research services under the First Amendment were complete. During the year ended December 31, 2018, the Company achieved a milestone related to the initiation of a Phase I clinical study and included $1.2 million in the transaction price, which was recognized in revenue during the year ended December 31, 2018, as there were no remaining performance obligations. During the year ended December 31, 2020, the Company achieved a milestone related to the initiation of a Phase II clinical trial and included $2.4 million in the transaction price, which was recognized in revenue during the year ended December 31, 2020, as there were no remaining performance obligations. No other unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at December 31, 2020 and December 31, 2019. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $2.4 million, zero, and $1.7 million, respectively, of revenue related to its agreements with Oxurion.

Evaluation and Option Agreement

On December 31, 2020 (the “Effective Date”), the Company entered into the Evaluation and Option Agreement. Under the terms of the Evaluation and Option Agreement, the Company agreed to transfer Bicycles (the “Option Materials”) to the recipient in order to evaluate a particular application of the Company’s technology platform for a period of up to four months (the “Evaluation Period”). The recipient agreed to pay, a non-refundable, $3.0 million option fee within five business days after the Effective Date. The Evaluation Period may be extended by up to two months by written notice and the payment of an extension fee of $2.0 million.

At any point during the term of the agreement and continuing through 30 days after the expiration of the Evaluation Period, the recipient has the option to obtain an exclusive license to the Company’s intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of the Company’s platform technology. The recipient may terminate the agreement for convenience upon 30 days written notice to the Company. The upfront payment of $3.0 million and extension payment of $2.0 million are fully creditable against any upfront payment to be paid upon the execution of a license agreement.

For the year ended December 31, 2020, the Company recognized zero revenue and $3.0 million of deferred revenue related to the Evaluation and Option Agreement. The Company concluded that the transaction price is $3.0 million, and all other amounts are excluded from the transaction price as they relate to fees that can only be achieved subsequent to the exercise of an option. The transaction price was allocated to the single performance obligation, an option to enter into a future license agreement which is a material right, as the Evaluation and Option Agreement payment is creditable against the upfront payments to paid for a license agreement. The Company will begin to recognize revenue when the option is exercised or when the option expires.

Material Transfer Agreement

In October 2018, the Company entered into a Materials Transfer Agreement. Under the terms of the agreement, the Company agreed to transfer bicyclic peptides (the “Materials”) to the recipient for the purpose of testing the materials in order to evaluate the Company’s technology platform. The recipient agreed to pay the Company $1.0 million within 30 business days after receipt of the materials and related data package, which was paid to the Company in May 2019. For the years ended December 31, 2020 and 2019, the Company recognized zero and $1.0 million, respectively, of revenue related to its Materials Transfer Agreement, as the Company concluded that the recipient has the ability to direct the use of and obtain substantially all of the remaining benefit from the Materials upon the delivery of the Materials and the data package.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2020	Additions	Deductions	Rates	2020
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,913	585	(2,696)	954	3,756
DDF collaboration deferred revenue	744	500	(436)	13	821
Genentech collaboration deferred revenue	—	31,000	(4,896)	1,475	27,579
Evaluation and Option Agreement deferred revenue	—	3,000	—	—	3,000
Total deferred revenue	$5,657	$35,085	$(8,028)	$2,442	$35,156

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 30,
	2019	Additions	Deductions	Rates	2019
Contract assets	$—	$149	$(149)	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,727	58	(35)	163	4,913
Sanofi collaboration deferred revenue	9,908	—	(9,984)	76	—
DDF collaboration deferred revenue	—	1,114	(394)	24	744
Total deferred revenue	$14,635	$1,172	$(10,413)	$263	$5,657

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance as of December 31, 2020 includes $3.5 million allocated to the Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires. The remaining balance relates to research and development services billed in advance that will be recognized over the Bicycle Research Term.

The Genentech deferred revenue balance at December 31, 2020 includes $19.5 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$(6,326)	$(429)	$(4,472)
Revenue recognized based on expiration of material rights	(1,702)	(9,984)	—
Total	$(8,028)	$(10,413)	$(4,472)

Cancer Research UK

BT1718

On December 13, 2016, the Company entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited (“CRTL”), a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, and Cancer Research UK (the “Cancer Research UK Agreement”). Pursuant to the Cancer Research UK Agreement, as amended in March 2017 and June 2018, Cancer Research UK’s Centre for Drug Development will sponsor and fund a Phase Ia and Phase IIa clinical trial for the Company’s lead product candidate, BT1718, a Bicycle Toxin Conjugate, in patients with advanced solid tumors.

Cancer Research UK is responsible for designing, preparing, carrying out and sponsoring the clinical trial at its cost. The Company is responsible for supplying agreed quantities of GMP materials for the trial, the supply of which has been completed. In the event that additional quantities are needed, the Company will provide Cancer Research UK with all reasonable assistance to complete the arrangements necessary for the generation and supply of such additional GMP materials, but Cancer Research UK will be responsible for supplying and paying for such additional quantities of GMP materials.

The Company granted Cancer Research UK a license to its intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial. The Company retains the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, the Company will assign or grant to CRTL an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted). The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development and regulatory milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed.

The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products or is an affiliate of such party). Cancer Research UK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met, in which case, if the trial is terminated by Cancer Research UK prior to the completion of the Phase 1a dose escalation portion of the trial for such reasons or if Cancer Research UK refuses release of any additional quantities of GMP materials or if the parties cannot agree upon a plan to supply the additional quantities of GMP materials, the Company will be obligated to refund fifty percent of the costs and expenses incurred or committed by Cancer Research UK to perform the clinical trial. If the trial is terminated by Cancer Research UK for an insolvency event, a material breach by the Company, or if the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, the Company will reimburse Cancer Research UK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and the Company will assign or grant to CRTL an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company.

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, for the year ended December 31, 2020 and 2019, the Company recorded a liability of $2.6 million and $2.0 million, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. The liability is recorded as incremental research and development expense in the consolidated statements of operations and comprehensive loss.

BT7401

In December 2019, the Company entered into a clinical trial and license agreement with Cancer Research Technology Limited and Cancer Research UK. Pursuant to the agreement, Cancer Research UK’s Centre for Drug Development will fund and sponsor development of BT7401, a multivalent Bicycle CD137 agonist, from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors.

The Company granted to Cancer Research UK a license to the Company’s intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. The Company retains the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, CRTL may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The BT7401 Cancer Research UK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the Cancer Research UK in the low double digit percentage of sublicense income depending on the stage of development when the license is granted.

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products, Cancer Research UK will not be obliged to grant a license to us in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of and for the year ended December 31, 2020.

12. Income Taxes

The components of net loss before tax provision from income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
United Kingdom	$(52,521)	$(31,906)	$(22,229)
United States	787	1,044	(13)
Total	$(51,734)	$(30,862)	$(22,242)

The components of the benefit for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Current income tax provision (benefit)
Federal	$(24)	$49	$(25)
State	(27)	61	7
Total current income tax provision (benefit)	(51)	110	(18)
Deferred income tax (benefit) provision
Federal	(435)	(295)	(167)
State	(238)	(69)	(211)
Total deferred income tax (benefit)	(673)	(364)	(378)
Total benefit from income taxes	$(724)	$(254)	$(396)

A reconciliation of the benefit for income taxes computed at the statutory income tax rate to the benefit for income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31,
	2020	2019	2018
Benefit for income taxes at statutory rate	19%	19%	19%
(Decreases) increases resulting from:
Federal tax credits	0.9%	1.3%	1.1%
Change in valuation allowance	(15.4)%	(8.0)%	(7.2)%
Net losses surrendered for research credit	(6.2)%	(5.3)%	(3.7)%
Preferred share warrants	—%	(3.3)%	(0.6)%
Impact of statutory rate change	1.8%	—%	—%
Other	1.3%	(2.9)%	(6.8)%
Effective income tax rate	1.4%	0.8%	1.8%

Significant components of the Company’s current and deferred tax assets at December 31, 2020 and 2019, were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Deferred tax assets:
Operating loss carryforwards	$13,657	$7,082
Research credit carryforwards	1,233	434
Operating lease liability	285	439
Accrued expenses and other	3,050	1,779
Total deferred tax assets	18,225	9,734
Deferred tax liabilities:
Operating lease right-of-use asset	(270)	(422)
Depreciation & amortization	(311)	(326)
Total deferred tax liabilities	(581)	(748)
Valuation allowance	(16,085)	(8,104)
Net deferred tax assets	$1,559	$882

During the years ended December 31, 2020, 2019 and 2018, the Company recorded an income tax benefit of $0.7 million, $0.3 million and $0.4 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., and has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company's history of cumulative net profits in the United states, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United State deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased in the year ended December 31, 2020 by $8.0 million due to the corresponding increase in UK deferred tax assets, primarily due to operating loss carryforwards generated during the year that were not surrendered for research credit utilization.

The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2020 and 2019.

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

As of December 31, 2020, the Company had $72.0 million of U.K. operating loss carryforwards and $0 of U.S. federal and state net operating loss carryforwards. The U.K. operating loss carryforwards have an indefinite life. As of December 31, 2020, the Company had $0.8 million and $0.4 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2040.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2020 and 2019. There are no amounts of interest or penalties recognized in the consolidated statements of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in the Commonwealth of Massachusetts for state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2019 and 2018 tax year remains open to examination the by HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since 2017 in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

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

The Company identified and assessed the following significant assumptions in recognizing the right‑of‑use assets and corresponding lease liabilities:

●	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company has not included any option periods in the expected lease term as it is not reasonably certain that the Company will exercise such options.
●	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third‑party quotations.

●	Lease and non‑lease components — In certain cases, the Company is also responsible for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The amounts paid are considered non‑lease components. The Company has elected the practical expedient which allows the non‑lease components to be combined with the lease components. The payments for other operating costs are considered variable lease cost and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the consolidated statement of operations and comprehensive loss are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Operating lease cost	$896	$900
Variable lease cost	662	390
Total lease cost	$1,558	$1,290
Weighted‑average remaining operating lease term (years)	1.6	2.6
Weighted‑average discount rate	8.56%	8.52%

Also, as previously disclosed in the Company's 2019 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the Company recorded rent expense of $1.0 million during the year ended December 31, 2018.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	908
2022	444
2023	—
Present value adjustment	(82)
Total lease liabilities	$1,270
Less: current lease liabilities	(844)
Long term lease liabilities	$426

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

In September 2016, the Company’s subsidiary, BicycleRD, filed a complaint in the District Court of the Hague against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009 (“PLA”). On November 20, 2020, the Company entered into a settlement and license agreement with Pepscan regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. Bicycle paid €3 million in November 2020, will pay €1 million on the first anniversary of the date of settlement, and will make additional future milestone payments upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. The Company recorded $4.7 million of expense related to the settlement and license agreement with Pepscan during the year ended December 31, 2020, and a liability of $1.2 million related to the Pepscan litigation as of December 31, 2020, which is included in current liabilities in the consolidated balance sheet.

Founder Royalty arrangements

At the time BicycleRD Limited was organized, BicycleRD Limited entered into a royalty agreement with its founders and initial investors (the “Founder Royalty Agreement”). Pursuant to the Founder Royalty Agreement, as amended, the Company will pay a royalty rate in the low single digit percentages on net product sales under the collaborations with Oxurion and AstraZeneca to its founders and initial investors, for a period of 10 years from the first commercial sale on a country by country basis. No royalties have been earned or paid under the royalty arrangements to date.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and 2019.

14. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2020	2019	2018
Numerator:
Net loss attributable to ordinary shareholders	$(51,010)	$(30,608)	$(21,846)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	19,145,938	11,045,370	438,862
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.66)	$(2.77)	$(49.78)

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

	Year Ended
	December 31,
	2020	2019	2018
Convertible preferred shares (as converted to ordinary shares)	—	—	11,532,659
Warrants to subscribe for ordinary shares (as adjusted to reflect the impact of the share capital reorganization and issuance of bonus shares (Note 7))(1)(2)	—	92,885	1,347,953
Restricted ordinary shares	—	—	83,947
Options to purchase ordinary shares	3,736,663	2,634,346	863,712
	3,736,663	2,727,231	13,828,271
(1)	On March 7, 2019, the holders of the Series B1 warrants to subscribe for Series B1 Preferred Shares agreed that 50% of the warrants would be exercised in conjunction with the IPO and 50% of the warrants would expire.
(2)	At December 31, 2019, 65,000 warrants exercisable into 92,885 ordinary shares were outstanding (Note 8).

15. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2020, 2019, and 2018 the Company made contributions totaling $0.2 million, $0.2 million and $0.1 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the years ended December 31, 2020, 2019 and 2018 the Company made contributions totaling $0.5 million, $0.3 million and $0.2 million, respectively, to the U.K. Plan.

16. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 13). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.2 million and $0.1 million during each of the years ended December 31, 2020 and 2019, respectively. The former Chairman of the Company’s board of directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling $50,000, and $0.2 million during the years ended December 31, 2019 and 2018, respectively.

17. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets held in different geographic regions is presented in the table below (in thousands):

	December 31,
	2020	2019
United States	$1,708	$2,017
United Kingdom	1,899	2,331
	$3,607	$4,348

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

18. Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial information for 2020 and 2019. The Company believes the following information includes all recurring adjustments necessary for a fair statement of such information (in thousands, except share and per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Statements of Operations Data:
Collaboration revenues	$3,848	$3,842	$1,571	$1,129
Total operating expenses (1)	20,907	14,517	14,154	12,772
Total other income (expense), net	(429)	72	371	212
Net loss before income tax provision	(17,488)	(10,603)	(12,212)	(11,431)
Benefit from income taxes	(55)	(465)	(97)	(107)
Net loss	$(17,433)	$(10,138)	$(12,115)	$(11,324)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.83)	$(0.52)	$(0.67)	$(0.63)
Weighted average ordinary shares outstanding, basic and diluted	21,057,855	19,426,833	18,077,770	17,997,929

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Statements of Operations Data:
Collaboration revenues (2),(3)	$5,281	$614	$1,522	$6,384
Total operating expenses	10,045	10,867	9,510	9,678
Total other income (expense), net	220	440	(2,094)	(3,129)
Net loss before income tax provision	(4,544)	(9,813)	(10,082)	(6,423)
(Benefit from) provision for income taxes	(138)	(331)	135	80
Net loss	$(4,406)	$(9,482)	$(10,217)	$(6,503)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.53)	$(1.40)	$(7.80)
Weighted average ordinary shares outstanding, basic and diluted	17,926,165	17,900,978	7,298,139	834,043
(1)	Operating expenses in the fourth quarter of 2020 include $4.7 million of expense related to the settlement and license agreement with Pepscan (Note 13).
(2)	Collaboration revenues in the fourth quarter of 2019 include $4.7 million recognized upon notification that the collaboration with Sanofi was terminated for amounts allocated to a material right when an option expired (Note 11).
(3)	Collaboration revenues in the first quarter of 2019 include $5.3 million recognized upon notification that Sanofi would not exercise the Sickle Cell License Option for amounts allocated to a material right when the option expired (Note 11).

19. Subsequent events

In January and February 2021, the Company issued and sold 1,958,485 ADSs, representing the same number of ordinary shares, pursuant to its ATM program for gross proceeds of $50.2 million, resulting in net proceeds of $48.7 million after deducting sales commissions and offering expenses of $1.5 million.

In March 2021, the Company achieved specified criteria in accordance with the research plan under the Genentech Collaboration agreement, for which Genentech owes the Company a $2.0 million payment.

On March 10, 2021 or the Amendment Closing Date, the Borrowers entered into the First Amendment to the Loan and Security Agreement (the “First Amendment to LSA”), with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. The First Amendment to LSA amended certain terms of the Company’s debt facility with Hercules. Pursuant to the First Amendment to LSA, payments on borrowings under the Company’s debt facility with Hercules will be interest-only until the first payment is due on August 1, 2023, which date was extended from November 1, 2022. If the Company achieves certain performance milestones, the interest-only period will be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, the Company borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: March 11, 2021	/s/ Kevin Lee
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

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	March 11, 2021
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Lee Kalowski	Chief Financial Officer and President	March 11, 2021
Lee Kalowski, MBA	(Principal Financial and Accounting Officer)

/s/ Pierre Legault	Chairman of the Board and Director	March 11, 2021
Pierre Legault, MBA, CPA

/s/ Catherine Bingham	Director	March 11, 2021
Catherine Bingham, MBA

/s/ Janice Bourque	Director	March 11, 2021
Janice Bourque, MBA

/s/ Veronica Jordan	Director	March 11, 2021
Veronica Jordan, Ph.D.

/s/ Richard Kender	Director	March 11, 2021
Richard Kender, MBA

/s/ Sir Gregory Winter	Director	March 11, 2021
Sir Gregory Winter, FRS
A