Form 10-Q
period 2021-03-31
BICYCLE THERAPEUTICS plc
filed 2021-05-06
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 24,077,665 ordinary shares, nominal value £0.01 per share, outstanding.

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

In addition, any forward-looking statement in this Quarterly Report on Form 10-Q represents our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

RISK FACTOR SUMMARY

The below summary risk factors provide an overview of certain of the risks we are exposed to in the normal course of our business activities. The below summary does not contain all of the information that may be important to investors, and investors should read the summary together with the more detailed discussion of risks set forth in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and those contained in our other public filings.

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our American Depositary Shares, or ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are at a very early stage in our development efforts, our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugates®, or BTCs, Bicycle tumor-targeted immune cell agonist™, or Bicycle TICA, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.

●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
●	COVID-19 could impact our business.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$195,901	$135,990
Accounts receivable	2,000	5,456
Prepaid expenses and other current assets	5,962	5,100
Research and development incentives receivable	11,530	9,177
Total current assets	215,393	155,723
Property and equipment, net	2,550	2,317
Operating lease right-of-use assets	3,721	1,290
Other assets	2,178	1,822
Total assets	$223,842	$161,152
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$996	$1,365
Accrued expenses and other current liabilities	9,716	11,629
Deferred revenue, current portion	10,094	10,135
Total current liabilities	20,806	23,129
Long-term debt, net of discount	29,498	14,505
Operating lease liabilities, net of current portion	3,025	426
Deferred revenue, net of current portion	25,616	25,021
Other long‑term liabilities	2,806	2,611
Total liabilities	81,751	65,692
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 31,995,653 shares authorized at March 31, 2021 and December 31, 2020; 23,516,587 and 21,094,557 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	300	266
Additional paid-in capital	312,793	249,947
Accumulated other comprehensive loss	(3,251)	(3,193)
Accumulated deficit	(167,751)	(151,560)
Total shareholders’ equity	142,091	95,460
Total liabilities and shareholders’ equity	$223,842	$161,152

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Collaboration revenues	$1,808	$1,129
Operating expenses:
Research and development	9,693	7,774
General and administrative	8,139	4,998
Total operating expenses	17,832	12,772
Loss from operations	(16,024)	(11,643)
Other income (expense):
Interest income	15	212
Interest expense	(522)	—
Total other income (expense), net	(507)	212
Net loss before income tax provision	(16,531)	(11,431)
Benefit from income taxes	(340)	(107)
Net loss	$(16,191)	$(11,324)
Net loss per share, basic and diluted	$(0.73)	$(0.63)
Weighted average ordinary shares outstanding, basic and diluted	22,100,840	17,997,929

Comprehensives Loss:
Net loss	$(16,191)	$(11,324)
Other comprehensive income (loss):
Foreign currency translation adjustment	(58)	(2,184)
Total comprehensive loss	$(16,249)	$(13,508)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460
Issuance of ADSs upon exercise of share options	63,545	1	283	—	—	284
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	2,358,485	33	58,742	—	—	58,775
Share-based compensation expense	—	—	3,821	—	—	3,821
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(16,191)	(16,191)
Balance at March 31, 2021	23,516,587	$300	$312,793	$(3,251)	$(167,751)	$142,091

Balance at December 31, 2019	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ADSs upon exercise of share options	1,071	—	2	—	—	2
Issuance of ordinary shares upon exercise of warrants	21,435	—	—	—	—	—
Share-based compensation expense	—	—	2,121	—	—	2,121
Foreign currency translation adjustment	—	—	—	(2,184)	—	(2,184)
Net loss	—	—	—	—	(11,324)	(11,324)
Balance at March 31, 2020	18,016,207	$227	$197,179	$(3,719)	$(111,874)	$81,813

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,191)	$(11,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,821	2,121
Depreciation and amortization	325	305
Non-cash interest	93	—
Changes in operating assets and liabilities:
Accounts receivable	3,520	(846)
Research and development incentives receivable	(2,277)	(2,097)
Prepaid expenses and other current assets	(922)	347
Operating lease right‑of‑use assets	(2,434)	187
Other assets	(353)	(215)
Accounts payable	(304)	2,702
Accrued expenses and other current liabilities	(1,858)	(464)
Operating lease liabilities	2,466	191
Deferred revenue	236	30,103
Other long-term liabilities	171	152
Net cash (used in) provided by operating activities	(13,707)	21,162
Cash used in investing activities:
Purchases of property and equipment	(623)	(320)
Net cash used in investing activities	(623)	(320)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	58,775	—
Proceeds from the exercise of share options and sale of ordinary shares	284	2
Proceeds from issuance of debt	15,000	—
Net cash provided by financing activities	74,059	2
Effect of exchange rate changes on cash	182	(3,324)
Net increase in cash	59,911	17,520
Cash at beginning of period	135,990	92,117
Cash at end of period	$195,901	$109,637
Supplemental disclosure of cash flow information
Cash paid for interest	$429	$—
Cash paid for income taxes	$—	$11
Cash paid for amounts included in the measurement of operating lease liabilities	$199	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$76	$71

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT5528, a second-generation Bicycle Toxin Conjugate (“BTC”) targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, and BT8009, a second-generation BTC targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists (Bicycle TICAs). Beyond the Company’s wholly-owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia and respiratory indications.

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

Liquidity

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. As of March 31, 2021, the Company had issued and sold 5,287,298 ADSs, representing the same number of ordinary shares for gross proceeds of $110.6 million, resulting in net proceeds of $106.9 million after deducting sales commissions and offering expenses of $3.7 million.

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

On March 10, 2021 (“the Amendment Closing Date”), the Borrowers entered into the First Amendment to the Loan and Security Agreement (the “First Amendment to LSA”) with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under the Company’s debt facility with Hercules will be interest-only until the first payment is due on August 1, 2023, which date was extended from November 1, 2022. If the Company achieves certain performance milestones, the interest-only period will be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023. On the Amendment Closing Date and pursuant to the terms of the First

Amendment to LSA, the Company borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and ADSs, convertible preferred shares, and proceeds received from its collaboration arrangements (Note 9), and proceeds from the Loan Agreement with Hercules (Note 6). The Company has incurred recurring losses since inception, including net losses of $16.2 million and $11.3 million, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $167.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”), on March 11, 2021 (the “2020 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, revenue recognition, share-based compensation expense, valuation procedures for right-of-use assets and liabilities, and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience.

Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Significant Risks and Uncertainties

In 2020, with the global spread of the ongoing COVID-19 pandemic, the Company established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on the Company’s business. While the Company continues to experience limited financial impacts at this time, the extent to which the ongoing COVID-19 pandemic ultimately impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for the Company’s ADSs, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United Kingdom, United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Unaudited Interim Financial Information

Certain information in the footnote disclosures of the financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report.

The accompanying condensed consolidated balance sheet at March 31, 2021, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized $1.1 million and $0.2 million, respectively, as a reduction of research and development expense related to government grant arrangements.

Recently adopted accounting pronouncements

In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes and will be effective beginning after December 15, 2020. The adoption of ASU 2019‑12 did not have a material impact on the Company’s results of operations or cash flows.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the long-term debt approximates its fair value as the debt arrangement is based on interest rates the Company believes it could obtain for borrowings with similar terms. As of March 31, 2021, and December 31, 2020, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2021 and December 31, 2020.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$5,979	$5,583
Leasehold improvements	385	383
Computer equipment and software	188	188
Furniture and office equipment	196	195
	6,748	6,349
Less: Accumulated depreciation and amortization	(4,198)	(4,032)
	$2,550	$2,317

Depreciation expense was $0.3 million for both the three months ended March 31, 2021 and 2020, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued employee compensation and benefits	$1,737	$4,390
Accrued external research and development expenses	5,239	4,428
Accrued professional fees	1,905	1,759
Current portion of operating lease liabilities	708	844
Other	127	208
	$9,716	$11,629

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

Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus the Wall Street Journal prime rate. On the Amendment Closing Date, the Borrowers entered into the First Amendment to LSA with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under the Company’s debt facility with Hercules will be interest-only until the first payment is due on August 1, 2023, which date was extended from November 1, 2022, followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2024 (the “Maturity Date”). If the Company achieves certain performance milestones, the interest-only period will be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA, and concluded that the amendment represented a modification, as such, the fees and transaction costs associated with the initial term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 11.4% at March 31, 2021.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense for the three months ended March 31, 2021 was $0.5 million.

Long-term debt consisted of the following (in thousands):

March 31,
2021
Term loan payable	$30,000
End of term charge	118
Unamortized debt issuance costs	(620)
Carrying value of term loan	$29,498

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	—
2023	9,614
2024	21,886
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of March 31, 2021, and 2020, the Company has not declared any dividends.

As of March 31, 2021 and December 31, 2020, the Company’s authorized share capital consisted of 31,995,653 ordinary shares with a nominal value of £0.01 per share.

8. Share-based compensation

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. The number of shares reserved for issuance under the 2020 Plan was increased by 1,054,727 shares effective January 1, 2021. As of March 31, 2021, there were 5,690,652 shares available for issuance and options to purchase 1,480,335 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of March 31, 2021, there were 2,583,940 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in our capitalization. The number of shares reserved for issuance under the ESPP was increased by 210,945 shares effective January 1, 2021. As of March 31, 2021, the total number of shares available for issuance under the ESPP was 605,883 ordinary shares.

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of March 31, 2021, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development expenses	$1,211	$675
General and administrative expenses	2,610	1,446
	$3,821	$2,121

Share options

The following table summarizes the Company’s option activity since December 31, 2020:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,736,663	$10.51	8.54	$27,553
Granted	1,297,999	18.74	—	—
Exercised	(63,545)	4.47	—	—
Forfeited	(20,509)	15.89	—	—
Outstanding as of March 31, 2021	4,950,608	$12.73	8.69	$80,172
Vested and expected to vest as of March 31, 2021	4,950,608	$12.73	8.69	$80,172
Options exercisable as of March 31, 2021	2,018,352	$9.87	8.18	$39,782

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2021 and 2020 was $12.60 per share and $6.68 per share, respectively.

Total share-based compensation expense for share options granted was $3.8 million and $2.1 million for the three months ended March 31, 2021, and 2020, respectively. Expense for non-employee consultants for the three months ended March 31, 2021 and 2020 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $1.5 million for the three months ended March 31, 2021, and immaterial for the three months ended March 31, 2020.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.5%	1.6%
Expected volatility	79.5%	73.7%
Expected dividend yield	—	—
Expected term (in years)	5.95	5.95

As of March 31, 2021, total unrecognized compensation expense related to the unvested employee and director share-based awards was $26.0 million, which is expected to be recognized over a weighted average period of 3.1 years.

9. Significant agreements

For the three months ended March 31, 2021 and 2020, the Company recognized revenue for its collaborations with Genentech Inc. (“Genentech”), AstraZeneca AB (“AstraZeneca”), and the Dementia Discovery Fund (“DDF”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months
	Ended
	March 31,
	2021	2020
Collaboration revenues
AstraZeneca	$277	$412
Dementia Discovery Fund	83	56
Genentech	1,448	661
Total collaboration revenues	$1,808	$1,129

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

Under the terms of the Genentech Collaboration Agreement, Bicycle received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities will focus on utilizing Bicycle’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as targeting elements for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech has the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”), which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech will pay to the Company an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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

During the three months ended March 31, 2021, the Company achieved specified criteria in accordance with the research plan under the Genentech Collaboration agreement and therefore updated its estimate of the variable consideration to include an additional $2.0 million, that is no longer constrained. The arrangement consideration was increased to $33.0 million.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options. Based on the relative standalone selling price, the allocation of the transaction price as of March 31, 2021 to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Genentech Collaboration Program #1 Performance Obligation	$4,019
Genentech Collaboration Program #2 Performance Obligation	8,037
Specified Targeting Arm Material Right Arm for Genentech Collaboration Program #1	352
Two material rights associated with the LSR Go Option for Collaboration Programs #1 and #2	12,400
Material rights associated with limited substitution rights	1,187
Two material rights for Expansion Options	7,005
$33,000

The Company is recognizing revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent time and external expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two years, and the material rights will be exercised or expire within approximately four years from contract execution.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1.4 million and $0.7 million, and as of March 31, 2021 and December 31, 2020, the Company recorded $28.4 million and $27.6 million of deferred revenue in connection with the Genentech Collaboration Agreement.

Dementia Discovery Fund Agreement

In May 2019, the Company entered into a collaboration with the DDF to use Bicycle technology for the discovery and development of novel therapeutics for dementia (the “DDF Collaboration Agreement”). In October 2019, the collaboration with DDF was expanded to include Oxford University’s Oxford Drug Discovery Institute (“ODDI”). Under the terms of the DDF Collaboration Agreement, the Company and DDF will collaborate to identify Bicycles that bind to clinically validated dementia targets (the “DDF Research Plan”). The Company is obligated to use commercially reasonable efforts to perform research activities under the DDF Research Plan. DDF shall not be directly engaged in the conduct of any research activities under the arrangement. ODDI will then profile these Bicycles in a range of target-specific and disease-focused assays to determine their therapeutic potential. The activities under the DDF Collaboration Agreement will be governed by a project advisory panel, composed of two representatives from the Company and DDF. The Research Advisory Panel will oversee, review and recommend direction for the Research Plans and variations of or modifications of research plans.

The Company received an upfront payment of $1.1 million in May 2019. The DDF arrangement provided the Company could receive up to an additional $0.7 million, of which $0.5 million has been received as of March 31, 2021, upon achievement of certain milestones such as the identification of lead Bicycle candidates with a certain affinity, which would be used to fund additional research and development services including lead optimization.

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

The transaction price was allocated to the single performance obligation of research and development services. The Company is recognizing revenue as the underlying services are performed using a proportional performance model, over the period of service using input-based measurements of total costs, including total full-time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation. In December 2020, the Company received a payment of $0.5 million upon the achievement of specified scientific criteria. The Company concluded that the payment represents consideration for a single performance obligation to perform lead optimization activities, and will recognize revenue as the underlying services are performed using a proportional performance model, over the period of service using input based measurements of total costs, including total full time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation.

For both of the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million of revenue. As of March 31, 2021 and December 31, 2020, the Company recorded deferred revenue of $0.7 million and $0.8 million, respectively, related to its collaboration with DDF.

AstraZeneca Collaboration Agreement

In November 2016, the Company entered into a Research Collaboration Agreement (the “AstraZeneca Collaboration Agreement” with AstraZeneca. The collaboration activities initially focused on two targets within respiratory, cardiovascular and metabolic disease, for which collaboration activities were terminated by AstraZeneca in October 2020 and March 2021, respectively.

In May 2018, AstraZeneca made an irrevocable election to exercise an option to nominate up to four additional targets (“Additional Four Target Option”). As a result, AstraZeneca was entitled to obtain research and development services from the Company with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million. After discovery and initial optimization of such Bicycle peptides, AstraZeneca will be responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca has option rights, at drug candidate selection, which allow it to obtain development and exploitation license rights with regard to such drug candidate. Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two for the AZ Research Term. AstraZeneca may extend the research term for each research program by twelve months (or fifteen months, if needed to complete certain toxicology studies) or could be shorter if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca. AstraZeneca has certain target substitution rights should a screening failure or futility determination be reached, but was obligated to fund these additional efforts related to substitution. AstraZeneca is obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. Payment is made quarterly in advance of services being provided. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate. AstraZeneca is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, the Company is eligible to receive up to $29.0 million in development milestone payments and up to $23.0 million in regulatory milestone payments. The Company is also eligible for up to $110.0 million in commercial milestone payments, on a research program by research program basis. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales, subject to certain reductions, including in certain countries where the licensed product faces generic competition. AstraZeneca may terminate the AstraZeneca Collaboration Agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

Accounting Analysis

Upon the execution of the Additional Four Target Option, the Company identified the following five performance obligations associated with the May 2018 AstraZeneca Agreement:

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
$5,650

The Company recognizes revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. As of March 31, 2021, two research programs were in the AZ Research Term, and one program was in the Bicycle Research Term.

For the three months ended March 31, 2021, the Company recognized $0.3 million of revenue related to the research and development services for the sixth target related to the exercise of the Additional Four Target Option, and for the three months ended March 31, 2020 the Company recognized $0.4 million for the Target Three Research License and Related Service, and research and development services for the fourth target and fifth targets. As of March 31, 2021 and December 31, 2020, the Company recorded $3.6 million and $3.8 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

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

For the three months ended March 31, 2021, the Company recognized zero revenue and $3.0 million of deferred revenue related to the Evaluation and Option Agreement. The Company concluded that the transaction price is $3.0 million, and all other amounts are excluded from the transaction price as they relate to fees that can only be achieved subsequent to the exercise of an option. The transaction price was allocated to the single performance obligation, an option to enter into a future license agreement which is a material right, as the Evaluation and Option Agreement payment is creditable against the upfront payments to paid for a license agreement. The Company concluded that all other performance obligations were immaterial in the context of the contract. The Company will begin to recognize revenue when the option is exercised or when the option expires.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	March 31,
	2021	Additions	Deductions	Rates	2021
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	3,756	54	(277)	27	3,560
DDF collaboration deferred revenue	821	—	(83)	8	746
Genentech collaboration deferred revenue	27,579	2,000	(1,448)	246	28,377
Evaluation and Option Agreement deferred revenue	3,000	—	—	27	3,027
Total deferred revenue	$35,156	$2,054	$(1,808)	$308	$35,710

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 30,
	2020	Additions	Deductions	Rates	2020
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,913	585	(2,696)	954	3,756
DDF collaboration deferred revenue	744	500	(436)	13	821
Genentech collaboration deferred revenue	—	31,000	(4,896)	1,475	27,579
Evaluation and Option Agreement deferred revenue	—	3,000	—	—	3,000
Total deferred revenue	$5,657	$35,085	$(8,028)	$2,442	$35,156

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance as of March 31, 2021 includes $3.6 million allocated to the Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

The Genentech deferred revenue balance at March 31, 2021 includes $20.7 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the years ended March 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$1,652	$1,129
Revenue recognized based on changes in transaction price	156	—
Total	$1,808	$1,129

Cancer Research UK

BT1718

On December 13, 2016, the Company entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited (“CRTL”), a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, and Cancer Research UK (the “Cancer Research UK Agreement”). Pursuant to the Cancer Research UK Agreement, as amended in March 2017 and June 2018, Cancer Research UK’s Centre for Drug Development will sponsor and fund a Phase I/IIa clinical trial for BT1718, a Bicycle Toxin Conjugate, in patients with advanced solid tumors.

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

The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party). Cancer Research UK may also terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met. The Company was obligated to reimburse Cancer Research UK for certain costs if the Cancer Research UK agreement was terminated by Cancer Research UK prior to the completion of the dose escalation (Phase I) part of the clinical trial for an insolvency event of, or material breach by, the Company or upon termination for safety reasons or if Cancer Research UK determined that the objectives of the clinical trial would not be met, however, these reimbursement obligations expired unexercised upon the completion of the Phase I portion of the clinical trial in 2020. If the Company is subject to a change in control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party prior to the last cycle of treatment under the Phase IIa clinical trial, the Company will reimburse Cancer Research UK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and the Company will assign or grant to CRTL an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company.

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $2.8 million and $2.6 million at March 31, 2021 and at December 31, 2020, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change in control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of March 31, 2021.

10. Income Taxes

During the three months ended March 31, 2021, and 2020, the Company recorded an income tax benefit of $0.3 million and $0.1 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company’s income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, and the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of March 31, 2021 and December 31, 2020.

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

11. Commitments and Contingencies

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

In October 2017, BicycleRD Limited entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K. which expires on December 11, 2021. The annual rent is approximately $0.5 million. The lease agreement provides that the Company has the right to renew the lease for five years commencing December 12, 2021. The renewal period was not included in the original lease term as it was not reasonably certain that the right would be exercised. In March 2021, the Company concluded that it was reasonably certain that it will exercise the lease renewal option, and accounted for the lease extension as a modification of the existing lease. The Company remeasured the right of use asset and lease liability by calculating the present value of lease payments, discounted at 7.70%, the Company’s incremental borrowing rate, over the new lease term. The payments for the modified lease are approximately $0.5 million through December 31, 2021, and $0.8 million annually thereafter. Service charges are also payable based on floor area and are estimated to be approximately $0.1 million per year. In conjunction with the 2017 lease agreement, the Company paid a security deposit of $0.6 million, which is recorded in other current assets in the condensed consolidated balance sheets.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	March 31,	March 31,
	2021	2020
Operating lease cost	$232	$223
Variable lease cost	80	139
Total lease cost	$312	$362
Weighted‑average remaining operating lease term (years)	5.0	2.4
Weighted‑average discount rate	7.93%	8.56%

The following table summarizes the maturities of the Company’s operating leases as of March 31, 2021, including the payments for the U.K. lease renewal which is reasonably certain of being extended (in thousands):

Year Ending December 31,
2021	$713
2022	1,104
2023	662
2024	662
2025	662
2026	662
Present value adjustment	(732)
Total lease liabilities	3,733
Less: current lease liabilities	(708)
Long term lease liabilities	$3,025

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

Legal proceedings

From time to time, the Company may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.

In September 2016, BicycleRD Limited, filed a complaint in the District Court of the Hague against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009. On November 20, 2020, the Company entered into a settlement and license agreement with Pepscan regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. Bicycle paid €3.0 million in November 2020, will pay €1.0 million on the first anniversary of the date of settlement, and will make additional future milestone payments upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. The Company recorded $4.7 million of expense related to the settlement and license agreement with Pepscan during the year ended December 31, 2020, and a liability of $1.2 million related to the Pepscan litigation as of December 31, 2020, which is included in current liabilities in the condensed consolidated balance sheet.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 and December 31, 2020.

12. Net loss per share

Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(16,191)	$(11,324)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	22,100,840	17,997,929
Net loss per share, basic and diluted	$(0.73)	$(0.63)

The Company’s potentially dilutive securities, which include share options and warrants to subscribe for ordinary shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2021	2020
Warrants to subscribe for ordinary shares (1)	—	71,450
Options to purchase ordinary shares	4,950,608	3,654,888
	4,950,608	3,726,338

(1)	At March 31, 2020, 50,000 warrants are outstanding which are exercisable into 71,450 ordinary shares.

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During each of the three months ended March 31, 2021 and 2020, the Company made contributions totaling $0.1 million to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the three months ended March 31, 2021 and 2020, the Company made contributions totaling $0.2 million, and $0.1 million, respectively, to the U.K. Plan.

14. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $43,000 and $40,000 during each of the three months ended March 31, 2021 and 2020, respectively.

15. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2021	2020
United States	$1,579	$1,708
United Kingdom	4,692	1,899
	$6,271	$3,607

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

Previously, on October 2, 2020, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, ADSs through the Sales Agents, representing the same number of ordinary shares, having an aggregate offering price of up to $75.0 million. In April 2021, the Company issued and sold 482,299 ADSs, representing the same number of ordinary shares, pursuant to its ATM program for gross proceeds of $14.4 million, resulting in net proceeds of $14.0 million, after deducting sales commissions and offering expenses of $0.4 million, completing the sale of $75.0 million under the ATM Sales Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on March 11, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth under the heading “Risk Factors” in Part II, Item 1A of this report. Such factors may be amplified by the ongoing COVID-19 pandemic and its potential impact on our business and the global economy.

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

Our initial internal programs are focused on oncology indications with high unmet medical need. Our lead product candidates, BT5528, BT8009, and BT1718 are Bicycle Toxin Conjugates®, or BTCs. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle® and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle tumor-targeted immune cell agonists, or Bicycle TICAs.

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

COVID-19 Business Update

In 2020, with the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees, customers and our business. While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the ongoing COVID-19 situation as we evolve our business continuity plans and response strategy. Our laboratories in the United Kingdom and the United States remain operational, though certain of our employees continue to work predominately remotely. We have prepared plans, which we began implementing in March 2021, to allow certain non-laboratory based employees to return to the office in a phased approach that is principles-based and local in design, with a focus on employee safety and optimal work environment. In light of continually changing circumstances regarding infection rates and local government recommendations, we may be required to suspend or reverse any planned return to the office in the future.

Clinical Development

With respect to clinical development, our CROs have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. While we have not experienced a material impact to our business, during the first half of 2020, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic. The pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway. We are also currently enrolling patients in a Phase I/II clinical trial for BT5528 and BT8009. Clinical trial sites have remained open and activities are ongoing. However, as the COVID-19 pandemic continues, we anticipate our ability to enroll patients in these trials may be impacted. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic is exacerbated or persists for an extended period of time, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Genentech Inc., or Genentech, Oxurion NV (formerly ThromboGenics NV), or Oxurion, AstraZeneca AB, or AstraZeneca, Sanofi (formerly Bioverativ Inc.) and the Dementia Discovery Fund, or DDF; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through March 31, 2021, we have received gross proceeds of $304.2 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering and at-the-market, or ATM, offering program; $68.6 million of cash payments under our collaboration revenue arrangements, including $31.0 million from Genentech, $10.3 million from AstraZeneca, $6.6 million from Oxurion, $15.0 million from Sanofi, $1.7 million from DDF and $3.0 million from an evaluation and option agreement; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, or Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net loss was $16.2 million and $11.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $167.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009, and BT1718;
●	progress the preclinical and clinical development of BT7480, BT7455, and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;

●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

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

As of March 31, 2021, we had cash of $195.9 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, pursuant to which the Cancer Research UK Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our product candidate, BT1718, in patients with advanced solid tumors. Cancer Research UK has designed and prepared and is carrying out and sponsoring the clinical trial at its own cost. Upon the completion of the Phase I/IIa clinical trial, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, CRTL may elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted is less certain costs, as defined in the agreement). The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, upon a change in control involving a tobacco related entity, and in certain other specified circumstances, and includes provisions that require the repayment of costs to Cancer Research UK upon certain termination events. The costs incurred by Cancer Research UK are recorded as a liability in accordance with ASC 730, Research and Development as the payments are not based solely on the results of the research and development having future economic benefit. The accrual of the liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss. Upon the completion of the Phase IIa part of the clinical trial, we expect research and development expenses to increase significantly as we expect to fund the continued development of BT1718, as well as incur additional development milestone payments.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT5528, BT8009 and BT1718; (ii) initiate clinical trials for our product candidates, including BT7480, BT7455 and BT7401; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT5528, BT8009 and BT1718;
●	progressing the preclinical and clinical development of BT7480, BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;

●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the ongoing COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. For instance, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom, temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. The pause in enrollment was lifted in the second quarter of 2020, and patient enrollment in the Phase IIa portion of the clinical trial remains underway. However, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. On September 30, 2020, we entered into the Loan Agreement with Hercules and borrowed $15.0 million. On March 10, 2021, we entered into the First Amendment to the Loan and Security Agreement and borrowed an additional $15.0 million. Consequently, we expect interest expense to increase in future periods.

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

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax credit cash rebate regimes: The Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure program, or RDEC Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf and certain internal overhead costs incurred as part of research projects.

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

Value Added Tax, or VAT, is broadly charged on all taxable supplies of goods and services by VAT-registered businesses. Under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to HMRC. Similarly, VAT paid on purchase invoices is generally reclaimable from HMRC and is included as a component of prepaid and other current assets in our condensed consolidated balance sheets.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
Collaboration revenues	$1,808	$1,129	$679
Operating expenses:
Research and development	9,693	7,774	1,919
General and administrative	8,139	4,998	3,141
Total operating expenses	17,832	12,772	5,060
Loss from operations	(16,024)	(11,643)	(4,381)
Other income (expense):
Interest income	15	212	(197)
Interest expense	(522)	—	(522)
Total other income (expense), net	(507)	212	(719)
Net loss before income tax provision	(16,531)	(11,431)	(5,100)
Benefit from income taxes	(340)	(107)	(233)
Net loss	$(16,191)	$(11,324)	$(4,867)

Collaboration Revenues

Collaboration revenues increased by $0.7 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase of $0.8 million from our collaboration with Genentech entered into in February 2020, offset by $0.1 million decrease related to our collaboration with AstraZeneca.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended March 31,
	2021	2020	Change

	(in thousands)
BT1718 (MT1)	$172	$203	$(31)
BT5528 (EphA2)	1,338	1,313	25
BT8009 (Nectin‑4)	1,626	565	1,061
Tumor-targeted immune cell agonist	1,240	1,308	(68)
Other discovery and platform related expense	3,280	2,710	570
Employee and contractor related expenses	3,882	2,673	1,209
Share-based compensation	1,211	675	536
Facility expenses	170	264	(94)
Research and development incentives	(3,226)	(1,937)	(1,289)
Total research and development expenses	$9,693	$7,774	$1,919

Research and development expense increased by $1.9 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to an increase of $1.6 million in direct program spend, due to increased clinical program development expenses for BT8009, as well as an increase of $1.2 million in personnel-related expenses attributable to increased headcount and $0.5 million of incremental share-based compensation expense. These increases were offset by a $1.3 million increase in the research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all costs to support that program to date. Through March 31, 2021, we have incurred approximately $15.7 million, $13.7 million, $12.7 million, and $6.5 million of direct expenses for the development of the BT5528, BT1718, BT8009, and tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Personnel related costs	$1,877	$1,507	$370
Professional and consulting fees	2,241	2,205	36
Other general and administration costs	1,368	1,185	183
Share-based compensation	2,610	1,446	1,164
Effect of foreign exchange rates	43	(1,345)	1,388
Total general and administrative expenses	$8,139	$4,998	$3,141

General and administrative expenses increased by $3.1 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This is primarily due to an increase of $1.2 million in share-based compensation expense, a $1.3 million unfavorable impact of foreign exchange rates, an increase of $0.4 million in personnel related costs and an increase of $0.2 million in other general and administrative costs, including insurance expense, to support operations as a public company.

Other Income (Expense), net

Other income (expense), net decreased by $0.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to interest expense related to our Loan Agreement.

Liquidity and Capital Resources

From our inception through March 31, 2021, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of ordinary shares, ADSs and convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with Genentech, AstraZeneca, Oxurion, Sanofi and DDF and borrowings pursuant to our debt facility.

From our inception in 2009 through March 31, 2021, we have received gross proceeds of $304.2 million from the sale of ordinary shares, ADSs, and convertible preferred shares, including the proceeds from our IPO and our ATM offering; $68.6 million of cash payments under our collaboration revenue arrangements including $31.0 million from Genentech, $10.3 million from AstraZeneca, $6.6 million from Oxurion, $15.0 million from Sanofi, $1.7 million from DDF and $3.0 million from an evaluation and option agreement; and $30.0 in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(13,707)	$21,162
Net cash used in investing activities	(623)	(320)
Net cash provided by financing activities	74,059	2
Effect of exchange rate changes on cash	182	(3,324)
Net increase in cash	$59,911	$17,520

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 included our net loss of $16.2 million, net cash used by changes in our operating assets and liabilities of $1.8 million and non-cash charges of $4.2 million, which included share-based compensation expense of $3.8 million, and depreciation and amortization of $0.3 million. Net changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of decrease of $1.7 million in accrued expenses and other current liabilities, an increase of $2.3 million in research and development incentives receivable, and an increase of $0.9 million in prepaid expenses, offset by a decrease of $3.5 million in accounts receivable.

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

Investing Activities

During the three months ended March 31, 2021 and 2020, we used $0.6 million and $0.3 million, respectively, of cash in investing activities for purchases of property and equipment consisting primarily of laboratory equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $74.1 million, primarily consisting of net proceeds from our ATM of $58.8 million and borrowings of $15.0 million under our Loan Agreement with Hercules.

During the three months ended March 31, 2020, net cash provided by financing activities was $2,000 from proceeds from the exercise of share options.

Loan Agreement

On September 30, 2020, the Closing Date, we entered into the Loan Agreement with Hercules as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to our achievement of certain performance milestones and satisfaction of customary conditions and available until March 15, 2022, an additional term loan of $10.0 million. Borrowings under the Loan Agreement, including the $15.0 million term loan issued as of September 30, 2020 bear interest at an annual rate equal to the greater of (i) 8.85% and (ii) the prime rate of interest plus 5.60%. On March 10, 2021, or the Amendment Closing Date, we entered into the First Amendment to the Loan and Security Agreement, or

First Amendment to LSA, with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under our debt facility with Hercules will be interest-only until the first payment is due on August 1, 2023, which date was extended from November 1, 2022, followed by equal monthly payments of principal and interest through October 1, 2024, or the Maturity Date. If we achieve certain performance milestones, the interest-only period will be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, we borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date; and 1.0% thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement includes a right for the lenders to invest in an amount of up to $2.0 million in the closing of any our financings after the Closing Date that result in aggregate proceeds to us of at least $10.0 million. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined in the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There are no financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009 and BT1718;
●	progress the preclinical and clinical development for BT7480, BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;

●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

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

We expect that our existing cash will enable us to fund our operating expenses for at least twelve months from the issuance date of these interim condensed consolidated financial statements. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;

●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Genentech, AstraZeneca, Oxurion, DDF and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

	(in thousands)
Operating lease commitments (1)	$1,157	$795	$362	$—	$—
Debt obligations (2)	39,392	2,463	36,929	—	—
Total	$40,549	$3,258	$37,291	$—	$—

(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We lease space in Lexington, Massachusetts under an operating lease that expires in December 2022. We also lease space in Cambridge, United Kingdom under an operating lease that expires in December 2021. The amounts exclude our expected future minimum payments for a five year extension of our UK operating lease through December 2026, which we are reasonably certain to exercise. The future minimum lease payments, inclusive of the exercise of our option to extend the lease through December 2026, which is reasonably certain to occur, would be $1.0 million, $2.3 million, and $1.2 million, for the less than 1 year, 1 to 3 years, and 3 to 5 years periods, respectively.
(2)	Amounts in table reflect the contractually required principal, interest, and the final payment under the Loan Agreement with Hercules as of March 31, 2021.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2020 Annual Report, which was filed with the SEC on March 11, 2021. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies from those described in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities as defined in the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2021, we had cash of $195.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of March 31, 2021. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus the Wall Street Journal prime rate. As of March 31, 2021, our outstanding indebtedness with Hercules bears interest at 8.85%. If the prime rate increases to over 3.25%, the interest on our loan with Hercules will increase. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Risk

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The functional currency of Bicycle Therapeutics plc and Bicycle Therapeutics Inc. is the United States dollar. The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling, and the condensed consolidated financial statements are presented in United States Dollars. The functional currency of the Company’s subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $43,000 and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

For financial reporting purposes, our condensed consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the condensed consolidated statements of convertible preferred shares and shareholders’ equity as a component of accumulated other comprehensive income (loss).

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below and in our 2020 Annual Report, we are not currently subject to any material legal proceedings.

European Patent Opposition Proceedings

In May 2017, we and Oxurion filed a notice of opposition in respect of Dyax Corp’s European patent 1 854 477, which contained the following claim 1 (among other claims): “A composition comprising at least one peptide that inhibits plasma kallikrein for the use in the treatment of ophthalmic disorders in a patient in need thereof.” Dyax Corp subsequently filed a Main Request to replace the granted claims with a claim scope which was limited to a specific consensus sequence. Oral Proceedings were held on October 15, 2019, and the European Patent Office issued a decision to restrict the claims of European patent 1 854 477 to specific peptides and to two specific ophthalmic disorders (namely macular oedema and retinal vein occlusion). Oxurion filed an appeal against this decision at the EPO Technical Board of Appeal to challenge any action from Dyax Corp to broaden the current claims.

In January and February 2019, the company, Oxurion and a further anonymous party filed a notice of opposition in respect of Dyax Corp’s European patent 2 374 472, which is a divisional filing of European patent 1 854 477. Claim 1 of this divisional patent reads as follows: “A composition comprising at least one plasma kallikrein inhibitor for the use in the treatment of an ophthalmic disorder”. This patent was revoked by the Opposition Division during Oral Proceedings before the European Patent Office on March 11, 2021 and the written decision was issued on May 3, 2021. The deadline for Dyax to appeal this decision is two months from the date of the written decision.

Trademark Opposition Proceedings

Our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, a German company, or Immatics, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for TICA will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark applications for TICA in the United States and Japan and registration in the European Union were filed via the Madrid system using the U.K. application as a base and accordingly, in the absence of making separate national trademark applications, the decision by the U.K. Intellectual Property Office will have a parallel effect on those respective national rights.

Item 1A. Risk Factors.

Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2020 Annual Report, filed with the SEC on March 11, 2021, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $16.2 million and $11.3 million, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had an accumulated deficit of $167.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BTC and Bicycle TICA programs and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

We believe that our existing cash of $195.9 million as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are party to a secured term loan facility with Hercules. As of March 31, 2021, our outstanding borrowings under this facility totaled $30.0 million. Subject to our achievement of certain performance milestones and satisfaction of customary conditions we may borrow an additional term loan of $10.0 million through March 15, 2022. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of March 31, 2021, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules, and we may borrow up to an additional $10.0 million in the aggregate under the Loan Agreement, subject to certain conditions. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Within our BTC programs, we are evaluating BT5528, a second-generation BTC that targets Ephrin type-A receptor 2, or EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression, and BT8009, a second-generation BTC targeting Nectin-4 and carries a MMAE cytotoxin payload, in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. In addition, BT1718, a BTC designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also developing BT7480, which is a Bicycle TICA targeting Nectin-4 and agonizing CD137, for oncology indications. These target proteins have an established role in cell invasion and metastasis and are overexpressed in many solid tumors. There can be no assurance our BTCs or Bicycle TICAs will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the ongoing COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway, changes in circumstances related to the ongoing pandemic could result in future pauses in or other impacts on enrollment. Further clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including with respect to vaccination efforts. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

In addition, clinical testing of BT5528, BT8009 and BT1718 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, the Phase I/IIa trial of BT1718 is being conducted by Cancer Research UK, and our company-sponsored trials of BT5528 and BT8009 are also ongoing, and the interim results in all three of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. Additionally, notwithstanding the commencement of vaccination efforts, the ongoing COVID-19 pandemic may negatively impact our ability to enroll participants in future or later stage trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of April 12, 2021, the most recent date for which information has been provided by Cancer Research UK, the most common treatment-related adverse events (>15%, n=45) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, abdominal pain, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease. BT5528, a BTC targeting EphaA2, has been dosed up to 8.5 mg/m2 weekly, which we believe, based on pre-clinical studies, is toward the top of the therapeutic range, with transient neutropenia observed at that dose in the dose escalation phase in the ongoing Phase I/II trial. In addition, administered doses of BT8009, a second-generation BTC targeting Nectin-4, appear well-tolerated with manageable adverse events in the dose-escalation phase in the ongoing Phase I/II trial.

If unacceptable side effect profiles arise, or side effects beyond those identified to date develop or worsen, as we continue development of our current or future product candidates, we, the FDA or comparable foreign regulatory authorities, the Institutional Review Boards, or IRBs, or independent ethics committees at the institutions in which our studies are conducted, or Safety Review Committees could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, cause delays in ongoing clinical trials, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may be required to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

Three of our product candidates are currently undergoing safety testing in the form of Phase I/IIa or Phase I/II clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT5528, BT8009, BT1718 or any other of our product candidates are safe in humans.

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

The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of BT5528, BT8009, BT1718 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma Inc., Seagen, Inc., AstraZeneca, GlaxoSmithKline plc, and Stemline Therapeutics Inc. are developing programs for the targets that we are exploring for our BTC programs. Furthermore, Agenus Inc., Bristol-Myers Squibb Company, Pfizer Inc., Roche Holding AG, or Roche, have or are developing programs for CD137, and Amgen Inc., Pieris Pharmaceuticals, Inc. and Roche are developing bi-specific antibodies.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these new products. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is: (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

●	the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to certain aspects of ACA. For example, former President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directed federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Another Executive Order terminated the cost- sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court reversed the Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor.” The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to certain COVID-19 relief legislation these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former

President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021 and end on December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Additionally, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed until January 1, 2023. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In response to the COVID-19 pandemic, many state, local and foreign governments, including the United Kingdom and the United States, put in place quarantines, executive orders, shelter-in-place or stay-at-home orders and similar government orders and restrictions in order to control the spread of the disease. While some restrictions have recently been relaxed, others have been re-imposed following prior relaxation as a result of continually evolving incidence and rates of infection. Such orders or restrictions, or the perception that such orders or restrictions could occur or continue for a protracted period of time, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and those of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business. While the rollout of vaccines has begun, the timing of vaccinations, lifting of movement restrictions, and reinstitution of in-person events is unknown.

As a result of the COVID-19 pandemic, certain of our employees continue to work predominately remotely. We have prepared plans to reopen our offices to allow non-laboratory based employees to return to the office, which are based on a phased approach. However, in light of continually changing circumstances regarding infection rates and local government recommendations, we may be required to suspend or reverse any planned return to the office in the future. Additionally, we may experience disruptions if our employees become ill, despite the availability of vaccines, and are unable to perform their duties. The effects of any of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway, further clinical site initiation and patient enrollment may be suspended again or delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including vaccination efforts, or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

Further, Brexit has created uncertainty regarding data protection regulation in the United Kingdom. Following the United Kingdom’s withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. For example, it is unclear whether transfers of personal data from the EEA to the United Kingdom will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a “transfer mechanism,” such as the Standard Contractual Clauses, will be required. For the meantime, under the Trade and Cooperation Agreement, it has been agreed that transfers of personal data to the United Kingdom from European Union Member States will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the extended adequacy assessment period. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the extended adequacy assessment period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the U.K. GDPR and/or makes certain changes regarding data transfers under the U.K. GDPR/ Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of data from the EEA to the United Kingdom will require a “transfer mechanism,” such as the Standard Contractual Clauses.

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

Under our collaborations with Genentech, AstraZeneca, Oxurion, and DDF, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. In addition, Cancer Research UK is sponsoring and funding a Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. For example, Cancer Research UK currently sponsors and funds the Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors. We also utilize CROs to perform toxicology studies related to our preclinical activities. While we will have agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance. Given the breadth of clinical therapeutic areas for which we believe Bicycles may have utility, we intend to continue to rely on external service providers rather than build internal regulatory expertise.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including BT5528, BT8009, and BT1718 use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates, and impair any efforts to transition to replacement manufacturers.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of March 31, 2021, our patent portfolio included four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 81 patent families directed to bicyclic peptides and related conjugates, and 13 patent families directed to methods of using certain bicyclic peptide conjugates for treating various indications. As of March 31, 2021 the company’s trademark portfolio consisted of 40 trademark registrations across 4 territories (the UK, EU, US and Japan) as well as a number of pending applications for new trademarks.

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

If we initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the United States Patent and Trademark Office (USPTO), or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products and product candidates. Such a loss of patent protection may materially harm our intellectual property estate, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

Our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, a German company, or Immatics, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for TICA will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark applications for TICA in the United States and Japan and registration in the European Union were filed via the Madrid system using the U.K. applications, the decision by the U.K. Intellectual Property Office will have a parallel effect on those respective national rights.

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of March 31, 2021, we had 90 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities.  As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data.  In addition, due to the ongoing COVID-19 pandemic, we have enabled our non-laboratory-based employees to work predominately remotely, which may make us more vulnerable to cyberattacks. We have been the target of cyber-attacks in the past.  For example, in 2019 we were targeted in a phishing incident, which included email accounts being accessed by unauthorized third parties.  Promptly after discovery, we performed third-party investigations and as there was no evidence of access or acquisition of any personal information as a result of the incident, we believe that no further action was required under U.K, E.U. (GDPR) or U.S. federal or state law.  There was no material impact to our business or financial condition.  While we believe we responded appropriately, including implementing remedial measures to stop the cyber-attacks and with the goal of preventing similar ones in the future, there can be no assurance that we will be successful in these remedial and preventative measures or successfully mitigating the effects of future cyber-attacks.  Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems.  Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects.  In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to respond appropriately to such breaches and to implement further data protection measures. We are aware that some public companies have recently received Civil Investigative Demands from the Federal Trade Commission, or FTC, requesting information and documents following disclosures of privacy or security incidents in SEC filings. The FTC has taken the position that inadequately disclosing privacy and security incidents in SEC filings may be a deceptive business practice, and the FTC has relied on SEC filings as a launching pad for incident investigations even where the filings were not inadequate.  We cannot be certain that the FTC will consider our disclosure adequate or that the FTC will not rely on our disclosure to initiate an incident investigation.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through May 6, 2021, the trading price of our ADSs has ranged from $33.20 to $6.24. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of March 31, 2021, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 62.9% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. The U.K. Government has released draft legislation to introduce a cap on the amount of the payable credit that a qualifying loss-making SME business can receive through R&D relief in any one year. The cap would be applied to restrict payable credit claims in excess of £20,000 with effect for accounting periods beginning on or after April 2021 by reference to, broadly, three times the total employee payroll tax and social security liabilities of the company. The draft legislation also contains an exemption which prevents the cap from applying. That exemption requires the company to be creating, or taking steps to create, intellectual property as well as having research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. The company does not expect this legislation if adopted to have a material impact on its payable credit claims based on amounts currently claimed. If such cap comes into force, and such exception does not apply, this could restrict the amount of payable credit that we claim.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.1

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2021 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-38916) filed with the Securities and Exchange Commission on March 11, 2021).

10.2

First Amendment to Loan and Security Agreement, dated March 10, 2021, by and among Bicycle Therapeutics plc, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics, Inc., the lenders party thereto, and Hercules Capital, Inc., as administrative and collateral agent (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-38916) filed with the Securities and Exchange Commission on March 11, 2021).

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

BICYCLE THERAPEUTICS PLC

Date: May 6, 2021	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)