Form 10-Q
period 2021-06-30
BICYCLE THERAPEUTICS plc
filed 2021-08-05
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ⌧

As of August 2, 2021, the registrant had 25,509,312 ordinary shares, nominal value £0.01 per share, outstanding.

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$198,738	$135,990
Accounts receivable	-	5,456
Prepaid expenses and other current assets	4,792	5,100
Research and development incentives receivable	14,258	9,177
Total current assets	217,788	155,723
Property and equipment, net	2,353	2,317
Operating lease right-of-use assets	3,528	1,290
Other assets	2,379	1,822
Total assets	$226,048	$161,152
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,471	$1,365
Accrued expenses and other current liabilities	11,063	11,629
Deferred revenue, current portion	8,739	10,135
Total current liabilities	23,273	23,129
Long-term debt, net of discount	29,628	14,505
Operating lease liabilities, net of current portion	2,801	426
Deferred revenue, net of current portion	25,335	25,021
Other long‑term liabilities	2,961	2,611
Total liabilities	83,998	65,692
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 55,295,420 and 31,995,653 shares authorized at June 30, 2021 and December 31, 2020, respectively; 24,124,552 and 21,094,557 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	309	266
Additional paid-in capital	330,911	249,947
Accumulated other comprehensive loss	(3,506)	(3,193)
Accumulated deficit	(185,664)	(151,560)
Total shareholders’ equity	142,050	95,460
Total liabilities and shareholders’ equity	$226,048	$161,152

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Collaboration revenues	$1,785	$1,571	$3,593	$2,700
Operating expenses:
Research and development	11,722	7,958	21,415	15,728
General and administrative	7,340	6,196	15,479	11,197
Total operating expenses	19,062	14,154	36,894	26,925
Loss from operations	(17,277)	(12,583)	(33,301)	(24,225)
Other income (expense):
Interest income	23	371	38	583
Interest expense	(819)	—	(1,341)	—
Total other income (expense), net	(796)	371	(1,303)	583
Net loss before income tax provision	(18,073)	(12,212)	(34,604)	(23,642)
Benefit from income taxes	(160)	(97)	(500)	(204)
Net loss	$(17,913)	$(12,115)	$(34,104)	$(23,438)
Net loss per share, basic and diluted	$(0.74)	$(0.67)	$(1.48)	$(1.30)
Weighted average ordinary shares outstanding, basic and diluted	24,052,168	18,077,770	23,047,745	18,024,314

Comprehensives Loss:
Net loss	$(17,913)	$(12,115)	$(34,104)	$(23,438)
Other comprehensive income (loss):
Foreign currency translation adjustment	(255)	(1)	(313)	(2,185)
Total comprehensive loss	$(18,168)	$(12,116)	$(34,417)	$(25,623)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460
Issuance of ADSs upon exercise of share options	63,545	1	283	—	—	284
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	2,358,485	33	58,742	—	—	58,775
Share-based compensation expense	—	—	3,821	—	—	3,821
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(16,191)	(16,191)
Balance at March 31, 2021	23,516,587	$300	$312,793	$(3,251)	$(167,751)	$142,091
Issuance of ADSs upon exercise of share options	125,666	2	1,573	—	—	1,575
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	482,299	7	13,970	—	—	13,977
Share-based compensation expense	—	—	2,575	—	—	2,575
Foreign currency translation adjustment	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(17,913)	(17,913)
Balance at June 30, 2021	24,124,552	$309	$330,911	$(3,506)	$(185,664)	$142,050

Balance at December 31, 2019	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ADSs upon exercise of share options	1,071	—	2	—	—	2
Issuance of ordinary shares upon exercise of warrants	21,435	—	—	—	—	—
Share-based compensation expense	—	—	2,121	—	—	2,121
Foreign currency translation adjustment	—	—	—	(2,184)	—	(2,184)
Net loss	—	—	—	—	(11,324)	(11,324)
Balance at March 31, 2020	18,016,207	$227	$197,179	$(3,719)	$(111,874)	$81,813
Issuance of ADSs upon exercise of share options	4,000	—	9	—	—	9
Issuance of ordinary shares upon exercise of warrants	71,450	1	—	—	—	1
Share-based compensation expense	—	—	1,319	—	—	1,319
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(12,115)	(12,115)
Balance at June 30, 2020	18,091,657	$228	$198,507	$(3,720)	(123,989)	$71,026

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,104)	$(23,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,396	3,440
Depreciation and amortization	665	615
Non-cash interest	223	—
Changes in operating assets and liabilities:
Accounts receivable	5,544	(332)
Research and development incentives receivable	(4,982)	(4,446)
Prepaid expenses and other current assets	278	267
Operating lease right‑of‑use assets	(2,229)	374
Other assets	(554)	(292)
Accounts payable	2,225	1,325
Accrued expenses and other current liabilities	(603)	2,050
Operating lease liabilities	2,296	4
Deferred revenue	(1,549)	29,013
Other long-term liabilities	317	233
Net cash (used in) provided by operating activities	(26,077)	8,813
Cash used in investing activities:
Purchases of property and equipment	(794)	(621)
Net cash used in investing activities	(794)	(621)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	72,752	—
Proceeds from the exercise of share options and sale of ordinary shares	1,859	11
Proceeds from issuance of debt	15,000	—
Proceeds from the exercise of warrants	—	1
Net cash provided by financing activities	89,611	12
Effect of exchange rate changes on cash	8	(3,411)
Net increase in cash	62,748	4,793
Cash at beginning of period	135,990	92,117
Cash at end of period	$198,738	$96,910
Supplemental disclosure of cash flow information
Cash paid for interest	$1,074	$—
Cash paid for income taxes	$53	$38
Public offering costs accrued but not paid	$—	$274
Cash paid for amounts included in the measurement of operating lease liabilities	$200	$406
Purchases of property and equipment included in accounts payable and accrued expenses	$36	$12

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

Liquidity

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. As of June 30, 2021, the Company had issued and sold 5,769,597 ADSs, representing the same number of ordinary shares for gross proceeds of $125.0 million, resulting in net proceeds of $120.9 million after deducting sales commissions and offering expenses of $4.1 million.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and ADSs, convertible preferred shares, and proceeds received from its collaboration arrangements (Note 9), and proceeds from the Loan Agreement with Hercules (Note 6). The Company has incurred recurring losses since inception, including net losses of $17.9 million and $34.1 million, for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had an accumulated deficit of $185.7 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet at June 30, 2021, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three and six months ended June 30, 2021, the Company recognized $0.8 million and $1.9 million, respectively, and for the three and six months ended June 30, 2020, the Company recognized zero and $0.1 million, respectively, as a reduction of research and development expense related to government grant arrangements.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the long-term debt approximates its fair value as the debt arrangement is based on interest rates the Company believes it could obtain for borrowings with similar terms. As of June 30, 2021, and December 31, 2020, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and December 31, 2020.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$6,119	$5,583
Leasehold improvements	386	383
Computer equipment and software	143	188
Furniture and office equipment	206	195
	6,854	6,349
Less: Accumulated depreciation and amortization	(4,501)	(4,032)
	$2,353	$2,317

Depreciation expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$2,820	$4,390
Accrued external research and development expenses	5,520	4,428
Accrued professional fees	1,886	1,759
Current portion of operating lease liabilities	773	844
Other	64	208
	$11,063	$11,629

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA, and concluded that the amendment represented a modification, as such, the fees and transaction costs associated with the initial term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 11.4% at June 30, 2021.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense for the three and six months ended June 30, 2021 was $0.8 million and $1.3 million, respectively.

Long-term debt consisted of the following (in thousands):

June 30,
2021
Term loan payable	$30,000
End of term charge	207
Unamortized debt issuance costs	(579)
Carrying value of term loan	$29,628

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	—
2023	9,614
2024	21,886
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of June 30, 2021, and 2020, the Company has not declared any dividends.

As of June 30, 2021 and December 31, 2020, the Company’s authorized share capital consisted of 55,295,420 and 31,995,653, respectively, ordinary shares with a nominal value of £0.01 per share.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. The number of shares reserved for issuance under the 2020 Plan was increased by 1,054,727 shares effective January 1, 2021. As of June 30, 2021, there were 5,564,986 shares available for issuance and options to purchase 1,587,363 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2021, there were 2,476,037 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in our capitalization. The number of shares reserved for issuance under the ESPP was increased by 210,945 shares effective January 1, 2021. As of June 30, 2021, the total number of shares available for issuance under the ESPP was 605,882 ordinary shares.

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of June 30, 2021, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expenses	$1,089	$522	$2,299	$1,195
General and administrative expenses	1,486	797	4,097	2,245
	$2,575	$1,319	$6,396	$3,440

Share options

The following table summarizes the Company’s option activity since December 31, 2020:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,736,663	$10.51	8.54	$27,553
Granted	1,424,999	19.72	—	—
Exercised	(189,211)	9.83	—	—
Forfeited	(51,620)	15.38	—	—
Outstanding as of June 30, 2021	4,920,831	$13.16	8.69	$80,172
Vested and expected to vest as of June 30, 2021	4,920,831	$13.16	8.69	$80,172
Options exercisable as of June 30, 2021	2,169,250	$9.90	8.18	$39,782

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2021 and 2020 was $13.30 per share and $7.08 per share, respectively.

Total share-based compensation expense for share options granted was $2.6 million and $6.4 million for the three and six months ended June 30, 2021, respectively, and $1.3 million and $3.4 million for the three and six months ended June 30, 2020, respectively. Expense for non-employee consultants for the three and six months ended June 30, 2021 and 2020 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $2.2 million and $3.7 million for the three and six months ended June 30, 2021, respectively, and was immaterial and $0.1 million for the three and six months ended June 30, 2020, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	0.5%	1.5%
Expected volatility	80.5%	76.8%	79.5%	74.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.0	6.0

As of June 30, 2021, total unrecognized compensation expense related to the unvested employee and director share-based awards was $25.7 million, which is expected to be recognized over a weighted average period of 3.0 years.

9. Significant agreements

For the three and six months ended June 30, 2021 and 2020, the Company recognized revenue for its collaborations with Genentech Inc. (“Genentech”), AstraZeneca AB (“AstraZeneca”), and the Dementia Discovery Fund (“DDF”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2021	2020	2021	2020
Collaboration revenues
AstraZeneca	$—	$319	$277	$731
Dementia Discovery Fund	154	56	237	112
Genentech	1,631	1,196	3,079	1,857
Total collaboration revenues	$1,785	$1,571	$3,593	$2,700

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options. Based on the relative standalone selling price, the allocation of the transaction price as of June 30, 2021 to the separate performance obligations is as follows (in thousands):

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

During the three and six months ended June 30, 2021, the Company recognized revenue of $1.6 million and $3.1 million, respectively, and during the three and six months ended June 30, 2020, the Company recognized revenue of $1.2 million and $1.9 million, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded $26.9 million and $27.6 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The Company received an upfront payment of $1.1 million in May 2019. The DDF arrangement provided the Company could receive up to an additional $0.7 million, of which $0.5 million has been received as of June 30, 2021, upon achievement of certain milestones such as the identification of lead Bicycle candidates with a certain affinity, which would be used to fund additional research and development services including lead optimization.

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

For each of the three and six months ended June 30, 2021, the Company recognized $0.2 million of revenue, and for each of the three and six months ended June 30, 2020, the Company recognized $0.1 million of revenue, related to its collaboration with DDF. As of June 30, 2021 and December 31, 2020, the Company recorded deferred revenue of $0.6 million and $0.8 million, respectively, related to its collaboration with DDF.

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

In May 2018, AstraZeneca made an irrevocable election to exercise an option to nominate up to four additional targets (“Additional Four Target Option”). As a result, AstraZeneca was entitled to obtain research and development services from the Company with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million. After discovery and initial optimization of such Bicycle peptides, AstraZeneca is responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca has option rights, at drug candidate selection, which allow it to obtain development and exploitation license rights with regard to such drug candidate. Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two years for the AZ Research Term. AstraZeneca may extend the research term for each research program by twelve months (or fifteen months, if needed to complete certain toxicology studies) or may shorten the research term for a research program if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca. AstraZeneca had certain target substitution rights should a screening failure or futility determination be reached, but was obligated to fund these additional efforts related to substitution. AstraZeneca was obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate. AstraZeneca is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, the Company is eligible to receive up to $29.0 million in development milestone payments and up to $23.0 million in regulatory milestone payments. The Company is also eligible for up to $110.0 million in commercial milestone payments, on a research program by research program basis. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales, subject to certain reductions, including in certain countries where the licensed product faces generic competition. AstraZeneca may terminate the AstraZeneca Collaboration Agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

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
$5,650

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. As of June 30, 2021, three research programs were in the AZ Research Term, and the research and development services associated with the Bicycle Research Term the fourth, fifth and sixth targets have been completed.

For the three and six months ended June 30, 2021, the Company recognized zero and $0.3 million, respectively, of revenue related to the research and development services for the sixth target related to the exercise of the Additional Four Target Option, and for the three and six months ended June 30, 2020 the Company recognized $0.3 million and $0.7 million, respectively, of revenue for the Target Three Research License and Related Service, and research and development services for the fourth and fifth targets. As of June 30, 2021 and December 31, 2020, the Company recorded $3.6 million and $3.8 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

Evaluation and Option Agreement

On December 31, 2020 (the “Effective Date”), the Company entered into an Evaluation and Option Agreement (the “Evaluation and Option Agreement”) with Ionis Pharmaceuticals, Inc. (“Ionis”). Under the terms of the Evaluation and Option Agreement, the Company agreed to transfer Bicycles (the “Option Materials”) to Ionis in order to evaluate a particular application of the Company’s technology platform for a period of up to four months (the “Evaluation Period”). Ionis agreed to pay a non-refundable $3.0 million option fee within five business days after the Effective Date.

At any point during the term of the agreement and continuing through 30 days after the expiration of the Evaluation Period, Ionis had the option (the “Ionis Option”) to obtain an exclusive license to the Company’s intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of the Company’s platform technology. The upfront payment of $3.0 million was fully creditable against the upfront payment paid upon the execution of a license agreement.

For both the three and six months ended June 30, 2021, the Company recognized zero revenue and $3.0 million of deferred revenue related to the Evaluation and Option Agreement. The Company concluded that the transaction price is $3.0 million, and all other amounts are excluded from the transaction price as they relate to fees that can only be achieved subsequent to the exercise of an option. The transaction price was allocated to the single performance obligation, an option to enter into a future license agreement which is a material right, as the Evaluation and Option Agreement payment is creditable against the upfront payments to be paid for a license agreement. The Company concluded that all other performance obligations were immaterial in the context of the contract. The Company will begin to recognize revenue when the Ionis Option is exercised or when the Ionis Option expires.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	June 30,
	2021	Additions	Deductions	Rates	2021
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	3,756	54	(277)	40	3,573
DDF collaboration deferred revenue	821	—	(237)	11	595
Genentech collaboration deferred revenue	27,579	2,000	(3,079)	367	26,867
Ionis Evaluation and Option Agreement deferred revenue	3,000	—	—	39	3,039
Total deferred revenue	$35,156	$2,054	$(3,593)	$457	$34,074

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 30,
	2020	Additions	Deductions	Rates	2020
Contract assets	$—	$—	$—	$—	$—
Contract liabilities:
Deferred revenue
AstraZeneca collaboration deferred revenue	4,913	585	(2,696)	954	3,756
DDF collaboration deferred revenue	744	500	(436)	13	821
Genentech collaboration deferred revenue	—	31,000	(4,896)	1,475	27,579
Ionis Evaluation and Option Agreement deferred revenue	—	3,000	—	—	3,000
Total deferred revenue	$5,657	$35,085	$(8,028)	$2,442	$35,156

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed.

The AstraZeneca deferred revenue balance as of June 30, 2021 includes $3.5 million allocated to the Target 4, Target 5 and Target 6 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

The Genentech deferred revenue balance at June 30, 2021 includes $21.8 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$1,405	$1,251	$3,057	$2,002
Revenue recognized based on expiration of material rights	380	—	380	—
Revenue recognized based on changes in transaction price	—	—	156	—
Total	$1,785	$1,251	$3,593	$2,002

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $3.0 million and $2.6 million at June 30, 2021 and at December 31, 2020, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change in control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of June 30, 2021.

10. Income Taxes

During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $0.2 million and $0.5 million, respectively, and during the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $0.1 million and $0.2 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company’s income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, and the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of June 30, 2021 and December 31, 2020.

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

In October 2017, BicycleRD Limited entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K. which expires on December 11, 2021. The annual rent is approximately $0.5 million. The lease agreement provides that the Company has the right to renew the lease for five years commencing December 12, 2021. The renewal period was not included in the original lease term as it was not reasonably certain that the right would be exercised. In March 2021, the Company concluded that it was reasonably certain that it would exercise the lease renewal option, and accounted for the lease extension as a modification of the existing lease. The Company remeasured the right of use asset and lease liability by calculating the present value of expected lease payments, discounted at 7.70%, the Company’s incremental borrowing rate, over the new lease term. The payments for the modified lease are approximately $0.5 million through December 31, 2021, and $0.8 million annually thereafter. Service charges are also payable based on floor area and are estimated to be approximately $0.1 million per year. In conjunction with the October 2017 lease agreement, the Company paid a security deposit of $0.6 million, which is recorded in other current assets in the condensed consolidated balance sheets. In June 2021, the Company exercised its option to renew the Cambridge, U.K. lease for five years commencing December 12, 2021.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$273	$220	$505	$443
Variable lease cost	143	164	222	303
Total lease cost	$416	$384	$727	$746

The weighted average remaining operating lease term was 4.8 years and 2.2 years for the period ended June 30, 2021 and 2020, respectively, and the weighted average discount rate was 7.92% and 8.59% for the period ended June 30, 2021, and 2020, respectively.

The following table summarizes the maturities of the Company’s operating leases as of June 30, 2021, including the payments for the U.K. lease renewal which is reasonably certain of being extended (in thousands):

Year Ending December 31,
2021	$476
2022	1,108
2023	664
2024	664
2025	664
2026	664
Present value adjustment	(666)
Total lease liabilities	3,574
Less: current lease liabilities	(773)
Long term lease liabilities	$2,801

The Company has entered into various agreements with contract research organizations to provide clinical trial services, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table of operating lease payments above since the contracts are generally cancelable at any time upon less than 90 days’ prior written notice. The Company is not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. In some cases, we are contractually obligated to make certain minimum payments to the vendors, based on the timing of the termination notification and the exact terms of the agreement.

Legal proceedings

From time to time, the Company may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.

In September 2016, BicycleRD Limited, filed a complaint in the District Court of the Hague against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009. On November 20, 2020, the Company entered into a settlement and license agreement with Pepscan regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. Bicycle paid €3.0 million in November 2020, will pay €1.0 million on the first anniversary of the date of settlement, and will make additional future milestone payments upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. The Company recorded $4.7 million of expense related to the settlement and license agreement with Pepscan during the year ended December 31, 2020, and a liability of $1.2 million related to the Pepscan litigation as of December 31, 2020 and June 30, 2021, which is included in current liabilities in the condensed consolidated balance sheet.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,913)	$(12,115)	$(34,104)	$(23,438)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	24,052,168	18,077,770	23,047,745	18,024,314
Net loss per share, basic and diluted	$(0.74)	$(0.67)	$(1.48)	$(1.30)

The Company’s potentially dilutive securities, which are options to purchase ordinary shares, has been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended
	June 30,
	2021	2020
Options to purchase ordinary shares	4,920,831	3,654,012
	4,920,831	3,654,012

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three and six months ended June 30, 2021, the Company made contributions totaling $48,000 and $0.1 million, respectively, and during the three and six months ended June 30, 2020, the Company made contributions totaling $38,000 and $0.1 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the three and six months ended June 30, 2021, the Company made contributions totaling $0.2 million, and $0.3 million, respectively, and during the three and six months ended June 30, 2020, the Company made contributions totaling $0.1 million and $0.2 million, respectively, to the U.K. Plan.

14. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $44,000 and $0.1 million during the three and six months ended June 30, 2021, respectively, and $0.1 million during each of the three and six months ended June 30, 2020, respectively.

15. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2021	2020
United States	$1,454	$1,708
United Kingdom	4,427	1,899
	$5,881	$3,607

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

Collaboration and License Agreement

On July 9, 2021, BicycleTx Limited (“BTx”), and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). The parties entered into the Ionis Collaboration Agreement following the exercise on July 9, 2021 by Ionis of the Ionis Option granted by BTx to Ionis pursuant to the Evaluation and Option Agreement. Pursuant to the Ionis Collaboration Agreement, BTx granted to Ionis a worldwide exclusive license under BTx’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycles”) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Each party will be responsible for optimization of such TfR1 Bicycles and other research and discovery activities related to TfR1 Bicycles, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities.  Bicycle has retained certain rights, including the right to use TfR1 Bicycles for all non-oligonucleotide therapeutic purposes.

Under the Ionis Collaboration Agreement, Ionis made an upfront payment to BTx of $31.0 million and an equity investment in the Company of $11.0 million. On a collaboration target-by-collaboration target basis, Ionis will be required to make a payment to BTx of a low-single-digit million dollar amount upon acceptance of an investigational new drug application for the first product directed to such collaboration target (provided that Ionis will have a credit of a high single-digit million dollar amount to be applied towards the IND acceptance fee for four collaboration targets), and Ionis will be required to make milestone payments to BTx upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, BTx is also eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. BTx is entitled to receive tiered royalty payments on net sales at percentages in the low single digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

Either party may terminate the Ionis Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Ionis may terminate the Ionis Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable target, either in its entirety or on a target-by-target basis.

Share Purchase Agreement

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Ionis, pursuant to which Ionis purchased 282,485 of the Company’s ordinary shares (the “Shares”) at a price per Share of $38.94, for an aggregate purchase price of approximately $11.0 million.

Pursuant to the terms of the Share Purchase Agreement, Ionis has agreed not to, without the Company’s prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of the Company’s outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving the Company, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (collectively, the “Standstill Restrictions”). The Standstill Restrictions will expire on the 18-month anniversary of the Share Purchase Agreement.

 The Share Purchase Agreement also provides that, subject to limited exceptions, Ionis will hold and not sell any of the Shares until the earlier of (i) the first anniversary of the closing of the sale of the Shares under the Share Purchase Agreement (the “Closing Date”) and (ii) the termination of the Ionis Collaboration Agreement pursuant to its terms (provided, however, that in the event the termination of the Ionis Collaboration Agreement occurs less than six months after the Closing Date, Ionis shall hold and will not sell or otherwise enter into a transaction regarding the Shares until at least the date that is six months after the Closing Date).

ATM Sales

Previously, on October 2, 2020, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. with respect to an ATM program under which the Company may offer and sell, from time to time at its sole discretion, ADSs through the Sales Agents, representing the same number of ordinary shares. As of June 30, 2021, the Company had registered the sale of up to $225.0 million of ADSs, of which $125.0 million had been sold pursuant to the Sales Agreement as of June 30, 2020. In July 2021, the Company issued and sold 930,900 ADSs, representing the same number of ordinary shares, pursuant to its ATM program for gross proceeds of $30.8 million, resulting in net proceeds of $29.9 million, after deducting sales commissions and offering expenses.

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

COVID-19 Business Update

In 2020, with the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees, customers and our business. While we are experiencing limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the ongoing COVID-19 situation as we evolve our business continuity plans and response strategy. Our laboratories in the United Kingdom and the United States remain operational. We have implemented plans that allow non-laboratory based employees to return to the office in a phased approach that is principles-based and local in design, with a focus on employee safety and optimal work environment. However, many non-laboratory based employees continue to work remotely. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to suspend or reverse efforts to return to the office in the future.

Clinical Development

With respect to clinical development, our CROs have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. While we have not experienced a material impact to our business, during the first half of 2020, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic. The pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway. We are also currently enrolling patients in a Phase I/II clinical trial for BT5528 and BT8009, in the United States and the United Kingdom, as well as in other countries. Clinical trial sites have remained open and activities are ongoing. However, changes in circumstances related to the ongoing COVID-19 pandemic could result in future pauses in or other impacts on enrollment. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic is exacerbated or persists for an extended period of time, or if additional new variants of COVID-19 emerge, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Genentech Inc., or Genentech, Ionis Pharmaceuticals, Inc, or Ionis, Oxurion NV (formerly ThromboGenics NV), or Oxurion, AstraZeneca AB, or AstraZeneca, Sanofi (formerly Bioverativ Inc.) and the Dementia Discovery Fund, or DDF; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through June 30, 2021, we have received gross proceeds of $320.2 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering and at-the-market, or ATM, offering program; $70.6 million of cash payments under our collaboration revenue arrangements, including $10.3 million from AstraZeneca, $1.7 million from DDF, $33.0 million from Genentech, $3.0 million from Ionis, $15.0 million from Sanofi and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, or Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $17.9 million and $34.1 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $185.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, charitable and governmental grants, monetization transactions or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. The COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, whether as a result of the ongoing COVID-19 pandemic or otherwise, we could experience an inability to access additional capital.

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

As of June 30, 2021, we had cash of $198.7 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

U.K. research and development tax credits and government grant funding are recorded as an offset to research and development expense. See “—Benefit from Income Taxes.” In addition, we may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. We recognize government grant funding in the condensed consolidated statements of operations and comprehensive loss as a reduction to the related research and development expenses as the related expenses being funded are incurred.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the ongoing COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. For instance, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom, temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. The pause in enrollment was lifted in the second quarter of 2020, and patient enrollment in the Phase IIa portion of the clinical trial remains underway. However, changes in circumstances related to the ongoing COVID-19 pandemic could result in future pauses in or other impacts on enrollment. In addition, we may obtain unexpected results from our clinical trials, and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
Collaboration revenues	$1,785	$1,571	$214
Operating expenses:
Research and development	11,722	7,958	3,764
General and administrative	7,340	6,196	1,144
Total operating expenses	19,062	14,154	4,908
Loss from operations	(17,277)	(12,583)	(4,694)
Other income (expense):
Interest income	23	371	(348)
Interest expense	(819)	—	(819)
Total other income (expense), net	(796)	371	(1,167)
Net loss before income tax provision	(18,073)	(12,212)	(5,861)
Benefit from income taxes	(160)	(97)	(63)
Net loss	$(17,913)	$(12,115)	$(5,798)

Collaboration Revenues

Collaboration revenues increased by $0.2 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to an increase of $0.4 million from our collaboration with Genentech entered into in February 2020 and an increase of $0.1 million from our collaboration with DDF, offset by a $0.3 million decrease related to our collaboration with AstraZeneca.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
BT1718 (MT1)	$182	$74	$108
BT5528 (EphA2)	1,486	1,487	(1)
BT8009 (Nectin‑4)	1,870	1,090	780
Tumor-targeted immune cell agonist	2,225	1,776	449
Other discovery and platform related expense	4,344	2,260	2,084
Employee and contractor related expenses	3,812	2,733	1,079
Share-based compensation	1,089	522	567
Facility expenses	383	315	68
Research and development incentives	(3,669)	(2,299)	(1,370)
Total research and development expenses	$11,722	$7,958	$3,764

Research and development expenses increased by $3.7 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to an increase of $3.4 million in direct program spend, primarily associated with increased clinical program development expenses for BT8009 and other discovery and platform related expenses, including costs of our collaboration agreements and U.K. government grant activities, as well as an increase of $1.1 million in personnel-related expenses attributable to increased headcount and $0.6 million of incremental share-based compensation expense. These increases were offset by a $1.4 million increase in research and development incentives, including U.K. research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom and $0.9 million associated with U.K. government grants.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all direct external program costs to support that program to date. Through June 30, 2021, we have incurred approximately $17.2 million, $14.6 million, $13.9 million, and $8.8 million of direct external expenses for the development of the BT5528, BT8009, BT1718, and tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended June 30,
	2021	2020	Change

	(in thousands)
Personnel related costs	$2,306	$1,484	$822
Professional and consulting fees	2,077	2,893	(816)
Other general and administration costs	1,477	1,120	357
Share-based compensation	1,486	797	689
Effect of foreign exchange rates	(6)	(98)	92
Total general and administrative expenses	$7,340	$6,196	$1,144

General and administrative expenses increased by $1.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase is primarily due to an increase of $0.8 million in personnel related costs, a $0.7 million increase in share-based compensation, an increase of $0.4 million in other general and administrative costs, including insurance expense, to support operations as a public company, offset by a $0.8 million decrease in professional and consulting fees, primarily associated with a decrease in external legal costs.

Other Income (Expense), net

Other income (expense), net decreased by $1.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to interest expense related to our Loan Agreement entered into in September 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
Collaboration revenues	$3,593	$2,700	$893
Operating expenses:
Research and development	21,415	15,728	5,687
General and administrative	15,479	11,197	4,282
Total operating expenses	36,894	26,925	9,969
Loss from operations	(33,301)	(24,225)	(9,076)
Other income (expense):
Interest income	38	583	(545)
Interest expense	(1,341)	—	(1,341)
Total other income (expense), net	(1,303)	583	(1,886)
Net loss before income tax provision	(34,604)	(23,642)	(10,962)
Benefit from income taxes	(500)	(204)	(296)
Net loss	$(34,104)	$(23,438)	$(10,666)

Collaboration Revenues

Collaboration revenues increased by $0.9 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to an increase of $1.2 million from our collaboration with Genentech entered into in February 2020 and $0.1 million from DDF, offset by $0.5 million decrease related to our collaboration with AstraZeneca.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
BT1718 (MT1)	$354	$415	$(61)
BT5528 (EphA2)	2,824	2,800	24
BT8009 (Nectin‑4)	3,496	1,655	1,841
Tumor-targeted immune cell agonist	3,466	3,601	(135)
Other discovery and platform related expense	7,624	4,491	3,133
Employee and contractor related expenses	7,694	5,404	2,290
Share-based compensation	2,299	1,195	1,104
Facility expenses	553	580	(27)
Research and development incentives	(6,895)	(4,413)	(2,482)
Total research and development expenses	$21,415	$15,728	$5,687

Research and development expenses increased by $5.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase of $4.8 million in direct program spend, primarily associated with increased clinical program development expenses for BT8009 and other discovery and platform related expenses, including costs of our collaboration agreements and U.K. government grant activities, an increase of $2.3 million in personnel-related expenses attributable to increased headcount and an increase of $1.1 million of incremental share-based compensation expense. These increases were offset by a $2.5 million increase in research and development incentives, including U.K. research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom and $1.8 million associated with U.K. government grants.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Six Months Ended June 30,
	2021	2020	Change

	(in thousands)
Personnel related costs	$4,182	$2,996	$1,186
Professional and consulting fees	4,318	5,094	(776)
Other general and administration costs	2,845	2,303	542
Share-based compensation	4,097	2,245	1,852
Effect of foreign exchange rates	37	(1,441)	1,478
Total general and administrative expenses	$15,479	$11,197	$4,282

General and administrative expenses increased by $4.3 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily due to an increase of $1.2 million in personnel related costs, an increase of $1.9 million in share-based compensation, and an unfavorable impact of foreign exchange rates in the amount of $1.5 million, as well as an increase of $0.5 million in other general and administrative costs, including insurance expense, to support operations as a public company, offset by a decrease of $0.8 million in professional and consulting fees, primarily associated with a decrease in external legal costs.

Other Income (Expense), net

Other income (expense), net decreased by $1.9 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to interest expense related to our Loan Agreement, entered into in September 2020.

Liquidity and Capital Resources

From our inception through June 30, 2021, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, and convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with AstraZeneca, DDF Genentech, Ionis, Sanofi and Oxurion and borrowings pursuant to our debt facility.

From our inception in 2009 through June 30, 2021, we have received gross proceeds of $320.2 million from the sale of ADSs, ordinary shares, and convertible preferred shares, including the proceeds from our IPO and our ATM offering program; $70.6 million of cash payments under our collaboration revenue arrangements including, $10.3 million from AstraZeneca, $1.7 million from DDF, $33.0 million from Genentech, $3.0 million from Ionis, $15.0 million from Sanofi and $6.6 million from Oxurion; and $30.0 million in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(26,077)	$8,813
Net cash used in investing activities	(794)	(621)
Net cash provided by financing activities	89,611	12
Effect of exchange rate changes on cash	8	(3,411)
Net increase in cash	$62,748	$4,793

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 included our net loss of $34.1 million, net cash used by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $7.3 million, which included share-based compensation expense of $6.4 million, and depreciation and amortization of $0.7 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of an increase of $5.0 million in research and development incentives receivable and a decrease of $1.5 million in deferred revenue, offset by a decrease of $5.5 million in accounts receivable, and an increase of $1.6 million in accrued expenses and other current liabilities.

Net cash used in operating activities for the six months ended June 30, 2020 included our net loss of $23.4 million, net cash generated by changes in our operating assets and liabilities of $28.2 million and non-cash charges of $4.1 million, which included share-based compensation expense of $3.4 million, and depreciation and amortization of $0.6 million. Net changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of an increase of $29.0 million in deferred revenue primarily from the upfront payment received from the Genentech arrangement, an increase of $1.3 million in accounts payable, and an increase of $0.2 million increase in other long-term liabilities, offset by an increase of $4.4 million in research and development incentives receivable and an increase of $2.1 million in accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2021 and 2020, we used $0.8 million and $0.6 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $89.6 million, primarily consisting of net proceeds from our ATM of $72.8 million and 15.0 million under our Loan Agreement with Hercules.

During the six months ended June 30, 2020, net cash provided by financing activities was $12,000 from proceeds from the exercise of share options and warrants for ordinary shares.

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

We expect that our existing cash will enable us to fund our operating expenses for at least twelve months from the issuance date of these interim condensed consolidated financial statements. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;

●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with AstraZeneca, DDF, Genentech, Ionis, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than		More than	More than
	Total	1 year	1 to 3 years	3 years to 5 years	5 years

	(in thousands)
Operating lease commitments (1)	$4,240	$1,010	$2,234	$996	$—
Debt obligations (2)	38,943	2,692	36,251	—	—
Total	$43,183	$3,702	$38,485	$996	$—
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We lease space in Lexington, Massachusetts under an operating lease that expires in December 2022. We also lease space in Cambridge, United Kingdom under an operating lease that expires in December 2021. In June 2021, we exercised our option to renew our lease for five years commencing December 12, 2021. The amounts include our expected future minimum payments for a five-year extension of our UK operating lease through December 2026.
(2)	Amounts in table reflect the contractually required principal, interest, and the final payment under the Loan Agreement with Hercules as of June 30, 2021.

In the ordinary course of business, we enter into various agreements with contract research organizations to provide clinical trial services, with contract manufacturing organizations to provide clinical trial materials, and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table of contractual obligations above since the contracts are generally cancelable with advanced written notice, with a notice period of 90 days or less. In some cases, we are contractually obligated to make certain minimum payments to the vendors, based on the timing of the termination notification and the exact terms of the agreement.

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of June 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2020 Annual Report, which was filed with the SEC on March 11, 2021. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting policies from those described in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities as defined in the rules and regulations of the SEC.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. The JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies or smaller reporting companies.

In addition, we have historically relied on other exemptions and reduced reporting requirements provided by the JOBS Act and intend to do so until such time as we are no longer an EGC. Subject to certain conditions set forth in the JOBS Act, for so long as we are an EGC, we are entitled to rely on certain exemptions, and we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that has or may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

Based on the market value of our ordinary shares and ADSs held by non-affiliates as of June 30, 2021, we expect to cease being an EGC on December 31, 2021.

We were also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended, until June 30, 2021. We have historically taken, and may continue through the filing of our Annual Report on Form 10-K for the year ending December 31, 2021 to take, advantage of certain scaled disclosures available to smaller reporting companies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2021, we had cash of $198.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of June 30, 2021. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus The Wall Street Journal prime rate. As of June 30, 2021, our outstanding indebtedness with Hercules bears interest at 8.85%. If the prime rate increases to over 3.25%, the interest on our loan with Hercules will increase. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $6,000 and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and a foreign exchange loss of $37,000 and foreign exchange gain of $1.4 million for the six months ended June 30, 2021, and 2020, respectively.

For financial reporting purposes, our condensed consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into U.S. dollars the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the condensed consolidated statements of convertible preferred shares and shareholders’ equity as a component of accumulated other comprehensive income (loss).

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January and February 2019, we, Oxurion and a further anonymous party filed a notice of opposition in respect of Dyax Corp’s European patent 2 374 472, which is a divisional filing of European patent 1 854 477. Claim 1 of this divisional patent reads as follows: “A composition comprising at least one plasma kallikrein inhibitor for the use in the treatment of an ophthalmic disorder”. This patent was revoked by the Opposition Division during Oral Proceedings before the European Patent Office on March 11, 2021 and the written decision was issued on May 3, 2021. The deadline for Dyax to appeal this decision was two months from the date of the written decision. The European Patent Office has not notified the company that an appeal has been filed.

Trademark Opposition Proceedings

Our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, a German company, or Immatics, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for TICA will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark application for TICA in Japan and registration in the European Union were filed via the Madrid system using the U.K. application as a base and accordingly, in the absence of making separate national trademark applications, the decision by the U.K. Intellectual Property Office will have a parallel effect on those respective national rights. Our trademark application for TICA in the United States has been abandoned.

Item 1A. Risk Factors.

Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2020 Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 11, 2021, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $34.1 million and $23.4 million, for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $185.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our revenue to date has been primarily generated from our research collaborations with AstraZeneca AB, or AstraZeneca, Dementia Discovery Fund, or DDF, Genentech Inc. or Genentech, Sanofi (formerly Bioverativ Inc.), and Oxurion NV (formerly ThromboGenics NV), or Oxurion. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash of $198.7 million as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The COVID-19 pandemic, which continues to cause a broad impact globally, may materially affect us economically. While the long-term economic impact of the pandemic is difficult to assess or predict, it has already significantly disrupted global financial markets and may reduce our ability to access capital, which could in the future negatively affect our liquidity.

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

We are party to a secured term loan facility with Hercules. As of June 30, 2021, our outstanding borrowings under this facility totaled $30.0 million. Subject to our achievement of certain performance milestones and satisfaction of customary conditions we may borrow an additional term loan of $10.0 million through March 15, 2022. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of June 30, 2021, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules, and we may borrow up to an additional $10.0 million in the aggregate under the Loan Agreement, subject to certain conditions. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the ongoing COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway, changes in circumstances related to the ongoing COVID-19 pandemic could result in future pauses in or other impacts on enrollment. Further clinical site initiation and patient enrollment may be delayed if the COVID-19 pandemic is exacerbated or persists for an extended period of time or if additional new variants of COVID-19 emerge, due to prioritization of hospital resources toward the COVID-19 pandemic, including with respect to vaccination efforts. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to continued or reinstated limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trial of BT5528, our company-sponsored Phase I/II clinical trial of BT8009 and the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK are ongoing, and the interim results in all three of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. Additionally, notwithstanding the commencement of vaccination efforts, the ongoing COVID-19 pandemic may negatively impact our ability to enroll participants in future or later stage trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of June 29, 2021, the most recent date for which information has been provided by Cancer Research UK, the most common treatment-related adverse events (>15%, n=45) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, abdominal pain, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, decreased appetite, lethargy, peripheral neuropathy, and weight decrease. BT5528, a BTC targeting EphaA2, has been dosed up to what we believe, based on pre-clinical studies, is toward the top of the therapeutic range, with transient neutropenia observed in the dose escalation phase in the ongoing Phase I/II trial. In addition, administered doses of BT8009, a second-generation BTC targeting Nectin-4, appear well-tolerated with manageable adverse events in the dose-escalation phase in the ongoing Phase I/II trial.

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021 and end on December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed until January 1, 2023. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In response to the COVID-19 pandemic, many state, local and foreign governments, including the United Kingdom and the United States, put in place quarantines, executive orders, shelter-in-place or stay-at-home orders and similar government orders and restrictions, including social distancing requirements, occupancy limitations and mask mandates, in order to control the spread of the disease. While many restrictions have recently been relaxed, others have been re-imposed following prior relaxation as a result of continually evolving incidence and rates of infection, including in light of new variants of the SARS-CoV-2 virus that causes COVID-19. Such new or reinstated orders or restrictions, or the perception that such orders or restrictions could occur or continue for a protracted period of time, could result in additional business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and those of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business. While the rollout of vaccines has begun, the timing of and ultimate efficacy of vaccinations, complete lifting of movement restrictions, and full reinstitution of in-person events is unknown.

We have implemented plans that allow our non-laboratory based employees to return to the office, which are based on a phased approach. However, many non-laboratory based employees continue to work remotely. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to suspend or reverse any efforts to return to the office in the future. Additionally, we may experience disruptions if our employees become ill, despite the availability of vaccines, and are unable to perform their duties. The effects of any of current or future work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway, further clinical site initiation and patient enrollment, both internationally and domestically, may be suspended again or delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including vaccination efforts, or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

It is impossible to predict all effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. The full extent of COVID-19’s impact on our clinical development and other operations and financial performance depends on future developments that are uncertain and unpredictable, including the timing of vaccine rollouts and herd immunity, virus mutations and variants and any new information that may emerge concerning the SARS-CoV-2 virus, vaccines and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

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

The collection and use of personal data (including health-related personal data) in the EEA, is governed by the provisions of the E.U. General Data Protection Regulation 2016/679, or GDPR, which became effective and enforceable across all then-current member states of the EEA on May 25, 2018. Also, notwithstanding the United Kingdom’s withdrawal from the EU, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations)). Accordingly, references in this section to the GDPR are also deemed to be references to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise.

The GDPR also provides that EEA member states may make their own national laws and regulations to introduce specific requirements related to the processing of “special categories of personal data,” including personal data related to health, biometric data used for unique identification purposes and genetic information, as well as personal data related to criminal offenses or convictions. In the United Kingdom, the Data Protection Act 2018 complements the UK GDPR in this regard. This may lead to greater divergence in the application, interpretation and enforcement of the law that applies to the processing of personal data across the EEA and/or United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk. Such country-specific regulations could also limit our ability to collect, use and share data in the context of our EEA and/or UK operations, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

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

The GDPR has “extra-territorial” reach in that it applies to any controller or process of personal data that processes personal data in the context of an establishment in the EEA or United Kingdom (as applicable), or to a controller or processor with no establishment in the EEA or United Kingdom (as applicable) where their processing concerns the offering of goods or services to individuals in the EEA or United Kingdom (as applicable) and/or the monitoring of their behavior.

In addition, European data protection laws, such as the GDPR, prohibit the transfer of personal data from the EEA, United Kingdom and Switzerland to the United States and other countries, known as “third countries,” in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision,” unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the United States was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. On July 16, 2020, the Court of Justice of the European Union, or CJEU, in a decision known as “Schrems II,” invalidated the EU-U.S. Privacy Shield, under which personal data could be transferred from the EEA and the United Kingdom to U.S. entities that had self-certified under the Privacy Shield. To align with the CJEU’s decision in respect of the EU-U.S. Privacy Shield, the U.K. government similarly invalidated the use of the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the UK GDPR, and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield regime was also inadequate for the purposes of personal data transfers from Switzerland to the U.S. entities who had self-certified under the Swiss Privacy Shield.

The Schrems II decision also cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the United States and other third countries.

On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

Use of both the existing and the new Standard Contractual Clauses must, following the Schrems II decision, be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and supplementary technical, organizational and/or contractual measures may need to be put in place.

At present, there are few if any viable alternatives to the Standard Contractual Clauses and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As such, our transfers of personal data to the United States and other third countries may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue or €20.0 million (and/or in respect of the UK GDPR, £17.5 million), whichever is higher, and injunctions against transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the Standard Contractual Clauses can and cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate and/or engage providers and/or otherwise transfer personal data, it could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Furthermore, following Brexit, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue.

In addition, while the U.K. data protection regime currently permits data transfers from the United Kingdom to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the EU Standard Contractual Clauses and binding corporate rules for personal data transfers from the United Kingdom to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the United Kingdom to the EEA and other third countries. In particular, the U.K. Information Commissioner’s Office has stated that it is working on its own bespoke version of Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the United Kingdom to third countries and/or whether any U.K. version of Standard Contractual Clauses will supersede the existing and/or new EU Standard Contractual Clauses. This could necessitate the implementation of both U.K. and EU versions of Standard Contractual Clauses, which would require significant resources and necessitate significant cost, to implement and manage.

Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the UK GDPR with effect from January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations (each regime separately having the ability to fine up to the higher of €20.0 million/£17.5 million or 4% of an undertaking’s total global annual turnover). Also, following the expiry of the post-Brexit transitional arrangements, the U.K. Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

Under our collaborations with AstraZeneca, DDF, Genentech, Ionis, and Oxurion, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. In addition, Cancer Research UK is sponsoring and funding a Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of June 30, 2021, our patent portfolio included four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 87 patent families directed to bicyclic peptides and related conjugates, and 13 patent families directed to methods of using certain bicyclic peptide conjugates for treating various indications. As of June 30, 2021 the company’s trademark portfolio consisted of 44 trademark registrations across 4 territories (the UK, EU, US and Japan) as well as a number of pending applications for new trademarks.

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

Our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, a German company, or Immatics, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for TICA will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark application for TICA in Japan and registration in the European Union were filed via the Madrid system using the U.K. applications, the decision by the U.K. Intellectual Property Office will have a parallel effect on those respective national rights. Our trademark application for TICA in the United States has been abandoned.

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of June 30, 2021, we had 96 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through August 2, 2021, the trading price of our ADSs has ranged from $36.99 to $6.24. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of June 30, 2021, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 68.2% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because certain of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs or have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

We are an emerging growth company, or EGC, and, based on the market value of our ordinary shares and ADSs held by non-affiliates as of June 30, 2021 expect to cease being an EGC as of December 31, 2021. As an EGC, we have been and will until December 31, 2021 be permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We may choose to take advantage of some, but not all, of the available exemptions for so long as we remain an EGC. We cannot predict whether investors will find our ADSs less attractive if we rely on certain or all of these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and our ADS price may be more volatile.

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

We were also a smaller reporting company, as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, until June 30, 2021. We have historically taken, and may continue through the filing of our Annual

Report on Form 10-K for the year ending December 31, 2021 to take, advantage of certain scaled disclosures available to smaller reporting companies.

Effective as of December 31, 2021, we will be a large accelerated filer, which will increase our costs and demands on management.

As a result of the market value of our ordinary shares and ADSs held by non-affiliates as of June 30, 2021, we will be a large accelerated filer as of December 31, 2021, and we will therefore no longer qualify as EGC. Additionally, due to our public float as of June 30, 2021, we will no longer qualify as a "smaller reporting company" as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2022).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
●	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Each Ten Percent Shareholder should also be aware that because our group includes a U.S. subsidiary, certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether or not we are treated as a CFC). We cannot provide any assurances that we will assist shareholders in determining whether we are or any of our non-U.S. subsidiaries is treated as CFC or whether any shareholder is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any shareholders information that may be necessary to comply with reporting and tax paying obligations. The Internal Revenue Service has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and tax paying obligations with respect to foreign-controlled CFCs.

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

As a U.S. public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel currently devote and will continue to devote a substantial amount of time to these compliance initiatives. In addition, based on the market value of our ADSs held by non-affiliates as of June 30, 2021, we expect we will cease to be an emerging growth company on December 31, 2021. As a large accelerated filer, we will incur additional accounting and other expenses. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, ADS price and prospects. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an EGC and a smaller reporting company with less than $100.0 million of annual revenue, we historically were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. These exemptions will no longer apply on December 31, 2021 and for our annual report on Form 10-K for the year ending December 31, 2021. To achieve compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting. We will need to continue to dedicate internal resources, and potentially engage outside consultants to continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk we, or our independent registered public accounting firm, will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.

Our management is required to assess the effectiveness of these controls annually. However, while we have been EGC, our independent registered public accounting firm has not been required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. This exemption will no longer apply on December 31,

2021 and for our annual report on Form 10-K for the year ending December 31, 2021. An independent assessment of the effectiveness of our internal controls over financial reporting by our independent registered accounting firm could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

4.1	Amendment to Letter Agreement, dated May 24, 2021, between Bicycle Therapeutics plc and Citibank, N.A.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

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

BICYCLE THERAPEUTICS PLC

Date: August 5, 2021	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)