Form 10-Q
period 2021-09-30
BICYCLE THERAPEUTICS plc
filed 2021-11-04
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 29,399,709 ordinary shares, nominal value £0.01 per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, tumor-targeted immune cell agonistTM, or Bicycle TICATM, and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our American Depositary Shares, or ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are at a very early stage in our development efforts, our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugates®, or BTCs, Bicycle tumor-targeted immune cell agonist™, or Bicycle TICATM, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.

●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
●	COVID-19 could impact our business.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$259,524	$135,990
Accounts receivable	—	5,456
Prepaid expenses and other current assets	5,644	5,100
Research and development incentives receivable	7,704	9,177
Total current assets	272,872	155,723
Property and equipment, net	2,437	2,317
Operating lease right-of-use assets	3,246	1,290
Other assets	2,778	1,822
Total assets	$281,333	$161,152
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,761	$1,365
Accrued expenses and other current liabilities	10,953	11,629
Deferred revenue, current portion	17,463	10,135
Total current liabilities	30,177	23,129
Long-term debt, net of discount	29,753	14,505
Operating lease liabilities, net of current portion	2,495	426
Deferred revenue, net of current portion	45,044	25,021
Other long‑term liabilities	3,041	2,611
Total liabilities	110,510	65,692
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 55,295,420 and 31,995,653 shares authorized at September 30, 2021 and December 31, 2020, respectively; 25,595,326 and 21,094,557 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	329	266
Additional paid-in capital	374,029	249,947
Accumulated other comprehensive loss	(3,193)	(3,193)
Accumulated deficit	(200,342)	(151,560)
Total shareholders’ equity	170,823	95,460
Total liabilities and shareholders’ equity	$281,333	$161,152

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Collaboration revenues	$4,333	$3,842	$7,926	$6,542
Operating expenses:
Research and development	10,513	7,363	31,924	23,091
General and administrative	8,114	7,154	23,596	18,351
Total operating expenses	18,627	14,517	55,520	41,442
Loss from operations	(14,294)	(10,675)	(47,594)	(34,900)
Other income (expense):
Interest income	24	72	61	655
Interest expense	(823)	—	(2,164)	—
Total other income (expense), net	(799)	72	(2,103)	655
Net loss before income tax provision	(15,093)	(10,603)	(49,697)	(34,245)
Benefit from income taxes	(415)	(465)	(915)	(668)
Net loss	$(14,678)	$(10,138)	$(48,782)	$(33,577)
Net loss per share, basic and diluted	$(0.59)	$(0.52)	$(2.06)	$(1.81)
Weighted average ordinary shares outstanding, basic and diluted	25,039,990	19,426,833	23,719,124	18,504,013

Comprehensives Loss:
Net loss	$(14,678)	$(10,138)	$(48,782)	$(33,577)
Other comprehensive income (loss):
Foreign currency translation adjustment	313	743	—	(1,442)
Total comprehensive loss	$(14,365)	$(9,395)	$(48,782)	$(35,019)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460
Issuance of ADSs upon exercise of share options	63,545	1	283	—	—	284
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	2,358,485	33	58,742	—	—	58,775
Share-based compensation expense	—	—	3,821	—	—	3,821
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(16,191)	(16,191)
Balance at March 31, 2021	23,516,587	300	312,793	(3,251)	(167,751)	142,091
Issuance of ADSs upon exercise of share options	125,666	2	1,573	—	—	1,575
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	482,299	7	13,970	—	—	13,977
Share-based compensation expense	—	—	2,575	—	—	2,575
Foreign currency translation adjustment	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(17,913)	(17,913)
Balance at June 30, 2021	24,124,552	309	330,911	(3,506)	(185,664)	142,050
Issuance of ADSs upon exercise of share options	257,389	4	3,045	—	—	3,049
Issuance of ADSs, net of commissions and offering expenses of $0.9 million	930,900	12	29,831	—	—	29,843
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	282,485	4	7,554	—	—	7,558
Share-based compensation expense	—	—	2,688	—	—	2,688
Foreign currency translation adjustment	—	—	—	313	—	313
Net loss	—	—	—	—	(14,678)	(14,678)
Balance at September 30, 2021	25,595,326	$329	$374,029	$(3,193)	$(200,342)	$170,823

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ADSs upon exercise of share options	1,071	—	2	—	—	2
Issuance of ordinary shares upon exercise of warrants	21,435	—	—	—	—	—
Share-based compensation expense	—	—	2,121	—	—	2,121
Foreign currency translation adjustment	—	—	—	(2,184)	—	(2,184)
Net loss	—	—	—	—	(11,324)	(11,324)
Balance at March 31, 2020	18,016,207	227	197,179	(3,719)	(111,874)	81,813
Issuance of ADSs upon exercise of share options	4,000	—	9	—	—	9
Issuance of ordinary shares upon exercise of warrants	71,450	1	—	—	—	1
Share-based compensation expense	—	—	1,319	—	—	1,319
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(12,115)	(12,115)
Balance at June 30, 2020	18,091,657	228	198,507	(3,720)	(123,989)	71,026
Issuance of ADSs upon exercise of share options	13,483	—	87	—	—	87
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	2,830,713	36	46,287	—	—	46,323
Share-based compensation expense	—	—	1,510	—	—	1,510
Foreign currency translation adjustment	—	—	—	743	—	743
Net loss	—	—	—	—	(10,138)	(10,138)
Balance at September 30, 2020	20,935,853	$264	$246,391	$(2,977)	$(134,127)	$109,551

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(48,782)	$(33,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,084	4,950
Depreciation and amortization	1,002	944
Non-cash interest	347	—
Changes in operating assets and liabilities:
Accounts receivable	5,544	(2,685)
Research and development incentives receivable	1,318	937
Prepaid expenses and other current assets	(719)	(773)
Operating lease right‑of‑use assets	(2,024)	570
Other assets	(955)	(719)
Accounts payable	270	193
Accrued expenses and other current liabilities	(521)	1,030
Operating lease liabilities	2,123	(193)
Deferred revenue	28,473	27,782
Other long-term liabilities	481	369
Net cash used in operating activities	(4,359)	(1,172)
Cash used in investing activities:
Purchases of property and equipment	(963)	(716)
Net cash used in investing activities	(963)	(716)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	102,595	46,373
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	7,558	—
Proceeds from the exercise of share options	4,908	98
Proceeds from issuance of debt	15,000	15,000
Payments of debt issuance costs	—	(373)
Proceeds from the exercise of warrants	—	1
Net cash provided by financing activities	130,061	61,099
Effect of exchange rate changes on cash	(1,205)	(1,486)
Net increase in cash	123,534	57,725
Cash at beginning of period	135,990	92,117
Cash at end of period	$259,524	$149,842
Supplemental disclosure of cash flow information
Cash paid for interest	$1,753	$—
Cash paid for income taxes	$87	$124
Public offering costs accrued but not paid	$—	$50
Cash paid for amounts included in the measurement of operating lease liabilities	$676	$823
Purchases of property and equipment included in accounts payable and accrued expenses	$298	$40
Debt issuance costs accrued but not paid	$—	$200

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT5528, a second-generation Bicycle Toxin Conjugate (“BTC”) targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTC targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle tumor-targeted immune cell agonist (“Bicycle TICA”) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs. Beyond the Company’s wholly-owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

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

Liquidity

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. As of September 30, 2021, the Company had issued and sold 6,700,497 ADSs, representing the same number of ordinary shares for gross proceeds of $155.8 million, resulting in net proceeds of $150.7 million after deducting sales commissions and offering expenses of $5.1 million.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and ADSs, convertible preferred shares, proceeds received from its collaboration arrangements (Note 9), and proceeds from the Loan Agreement with Hercules (Note 6). The Company has incurred recurring losses since inception, including net losses of $14.7 million and $48.8 million, for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had an accumulated deficit of $200.3 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet at September 30, 2021, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three and nine months ended September 30, 2021, the Company recognized $1.0 million and $2.9 million, respectively, and for the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.3 million, respectively, as a reduction of research and development expense related to government grant arrangements.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of September 30, 2021, and December 31, 2020, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of September 30, 2021, and December 31, 2020, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2021 and December 31, 2020.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$6,423	$5,583
Leasehold improvements	380	383
Computer equipment and software	143	188
Furniture and office equipment	220	195
	7,166	6,349
Less: Accumulated depreciation and amortization	(4,729)	(4,032)
	$2,437	$2,317

Depreciation expense was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation and benefits	$3,990	$4,390
Accrued external research and development expenses	3,803	4,428
Accrued professional fees	2,070	1,759
Current portion of operating lease liabilities	826	844
Other	264	208
	$10,953	$11,629

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA, and concluded that the amendment represented a modification, as such, the fees and transaction costs associated with the initial term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 11.27% at September 30, 2021.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three and nine months ended September 30, 2021 was $0.8 million and $2.1 million, respectively.

Long-term debt consisted of the following (in thousands):

September 30,
2021
Term loan payable	$30,000
End of term charge	294
Unamortized debt issuance costs	(541)
Carrying value of term loan	$29,753

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	—
2023	9,614
2024	21,886
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of September 30, 2021, and 2020, the Company has not declared any dividends.

As of September 30, 2021, and December 31, 2020, the Company’s authorized share capital consisted of 55,295,420 and 31,995,653, respectively, ordinary shares with a nominal value of £0.01 per share.

On July 9, 2021, the Company entered into a share purchase agreement (the “Ionis Share Purchase Agreement”) with Ionis Pharmaceuticals, Inc. (“Ionis”), pursuant to which Ionis purchased 282,485 of the Company’s ordinary shares (the “Ionis Shares”) at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million. The Company determined the fair value of the Ionis Shares to be $7.6 million, based on the closing price of the Company’s ADSs of $31.11 per ADS on the date of the Ionis Share Purchase Agreement, less a discount for lack of marketability associated with resale restrictions applicable to the Ionis Shares, which was recorded as a component of shareholders’ equity. The Company concluded that the premium paid by Ionis under the Ionis Share Purchase Agreement represents additional consideration for the goods and services to be provided under the Ionis Collaboration Agreement (Note 9).

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. The number of shares reserved for issuance under the 2020 Plan was increased by 1,054,727 shares effective January 1, 2021. As of September 30, 2021, there were 5,310,179 shares available for issuance and options to purchase 1,638,712 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2021, there were 2,259,663 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in our capitalization. The number of shares reserved for issuance under the ESPP was increased by 210,945 shares effective January 1, 2021. As of September 30, 2021, the total number of shares available for issuance under the ESPP was 605,882 ordinary shares.

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of September 30, 2021, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development expenses	$1,238	$668	$3,535	$1,863
General and administrative expenses	1,450	842	5,549	3,087
	$2,688	$1,510	$9,084	$4,950

Share options

The following table summarizes the Company’s option activity since December 31, 2020:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,736,663	$10.51	8.54	$27,553
Granted	1,509,205	20.48	—	—
Exercised	(446,600)	10.99	—	—
Forfeited	(82,102)	18.08	—	—
Outstanding as of September 30, 2021	4,717,166	$13.53	8.29	$127,324
Vested and expected to vest as of September 30, 2021	4,717,166	$13.53	8.29	$127,324
Options exercisable as of September 30, 2021	2,181,492	$10.00	7.73	$68,059

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2021 and 2020 was $13.83 per share and $7.57 per share, respectively.

Total share-based compensation expense for share options granted was $2.7 million and $9.1 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $5.0 million for the three and nine months ended September 30, 2020, respectively. Expense for non-employee consultants for the three and nine months ended September 30, 2021 and 2020 was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $5.7 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, and was $0.2 million for each of the three and nine months ended September 30, 2020, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.3%	0.6%	1.4%
Expected volatility	80.2%	74.1%	79.6%	74.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.0	6.0

As of September 30, 2021, total unrecognized compensation expense related to the unvested employee and director share-based awards was $24.5 million, which is expected to be recognized over a weighted average period of 2.9 years.

9. Significant agreements

For the three and nine months ended September 30, 2021 and 2020, the Company recognized revenue for its collaborations with Ionis, Genentech Inc. (“Genentech”), the Dementia Discovery Fund (“DDF”), AstraZeneca AB (“AstraZeneca”), and Oxurion NV (formerly ThromboGenics NV (“Oxurion”)). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2021	2020	2021	2020
Collaboration revenues
Ionis	$2,066	$—	$2,066	$—
Genentech	1,063	1,209	4,142	3,066
Dementia Discovery Fund	77	58	314	170
AstraZeneca	1,127	213	1,404	944
Oxurion	—	2,362	—	2,362
Total collaboration revenues	$4,333	$3,842	$7,926	$6,542

Ionis Agreements

Ionis Evaluation and Option Agreement

On December 31, 2020 (the “Effective Date”), the Company entered into an Evaluation and Option Agreement (the “Evaluation and Option Agreement”) with Ionis. Under the terms of the Evaluation and Option Agreement, the Company agreed to transfer Bicycles (the “Option Materials”) to Ionis in order to evaluate a particular application of the Company’s technology platform for a period of up to four months (the “Evaluation Period”). Ionis agreed to pay a non-refundable $3.0 million option fee within five business days after the Effective Date.

At any point during the term of the agreement and continuing through 30 days after the expiration of the Evaluation Period, Ionis had the option (the “Ionis Option”) to obtain an exclusive license to the Company’s intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of the Company’s platform technology. The upfront payment of $3.0 million was fully creditable against the upfront payment to be paid upon the execution of a license agreement.

The Company concluded that the only performance obligation was a material right for the option to obtain an exclusive license. All other promises under the Evaluation and Option Agreement were immaterial in the context of the contract. The Company accounted for the $3.0 million payment as deferred revenue as of December 31, 2020. On July 9, 2021 the Ionis Option was exercised upon the parties’ entry into a collaboration and license agreement as contemplated by the Evaluation and Option Agreement. The Company determined that the Ionis Option exercise constituted a continuation of the existing arrangement. Therefore, the $3.0 million in deferred revenue under the Evaluation and Option Agreement was included in the transaction price of the collaboration and license agreement.

Ionis Collaboration Agreement

Following the exercise by Ionis of the Ionis Option granted pursuant to the Evaluation and Option Agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycles”) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party will be responsible for optimization of such TfR1 Bicycles and other research and discovery activities related to TfR1 Bicycles, as specified by a research plan, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. The Company will perform research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. For certain research and discovery activities that the Company is responsible for performing, the Company may use the assistance of a contract research organization (“CRO”). The Company has retained certain rights, including the right to use TfR1 Bicycles for all non-oligonucleotide therapeutic purposes.

The activities under the Ionis Collaboration Agreement are governed by a joint steering committee (“JSC”) with an equal number of representatives from the Company and Ionis. The JSC will oversee the performance of the research and development activities. Upon first commercial sales of a licensed product, the JSC will have no further responsibilities or authority under the Ionis Collaboration Agreement.

Under the Ionis Collaboration Agreement, Ionis made a non-refundable upfront payment of $31.0 million in addition to the $3.0 million already paid under the Option and Evaluation Agreement. Additionally, Ionis is obligated to reimburse the Company on a pass-through basis for expenses incurred in connection with research and discovery activities performed by a CRO. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline, it can make up to three separate payments of a mid-single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a low-single-digit million dollar payment upon acceptance of an investigational new drug application (“IND”) for the first product directed to such collaboration target (provided that Ionis will have a high single-digit million dollar credit to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, the Company is eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. The Company is also entitled to receive tiered royalty payments on net sales at percentages in the low single digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

Either party may terminate the Ionis Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Ionis may terminate the Ionis Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable target, either in its entirety or on a target-by-target basis.

Ionis Share Purchase Agreement

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, the Company entered into the Ionis Share Purchase Agreement with Ionis, pursuant to which Ionis purchased the Ionis Shares at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million.

Pursuant to the terms of the Ionis Share Purchase Agreement, Ionis has agreed not to, without the Company’s prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of the Company’s outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving the Company, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (collectively, the “Standstill Restrictions”). The Standstill Restrictions will expire on the 18-month anniversary of the Ionis Share Purchase Agreement.

The Share Purchase Agreement also provides that, subject to limited exceptions, Ionis will hold and not sell any of the Ionis Shares until the earlier of (i) the first anniversary of the closing of the sale of the shares under the Ionis Share Purchase Agreement (the “Closing Date”) and (ii) the termination of the Ionis Collaboration Agreement pursuant to its terms (provided, however, that in the event the termination of the Ionis Collaboration Agreement occurs less than six months after the Closing Date, Ionis shall hold and will not sell or otherwise enter into a transaction regarding the Ionis Shares until at least the date that is six months after the Closing Date).

The Company determined the fair value of the Ionis Shares to be $7.6 million, based on the closing price of the Company’s ADSs of $31.11 per ADS on the date of the Ionis Share Purchase Agreement, less a discount for lack of marketability associated with resale restrictions applicable to the Ionis Shares. The Company concluded that the premium paid by Ionis under the Ionis Share Purchase Agreement represents additional consideration for the goods and services to be provided under the Ionis Collaboration Agreement. As such, the total premium of $3.4 million was included in the transaction price under the Ionis Collaboration Agreement.

Accounting Analysis

Upon execution of the Ionis Collaboration Agreement, the Company identified the following promises in the arrangement: i) a worldwide exclusive license to research, develop, manufacture and commercialize products incorporating TfR1 Bicycles intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans; ii) research and discovery activities to customize and optimize such TfR1 Bicycles; iii) four material rights associated with options to obtain credits to be applied towards the IND acceptance fee for four collaboration targets.

The Company’s participation in the JSC was deemed immaterial in the context of the contract. The Company has concluded that the exclusive license to research, develop, manufacture and commercialize products is not distinct from the research and development services as Ionis cannot obtain the intended benefit of the license without the Company performing the agreed upon research and discovery services, including the optimization of such TfR1 Bicycles. The services incorporate proprietary technology, unique skills and specialized expertise to optimize Bicycles that are not available in the marketplace. As a result, the exclusive license to research, develop, manufacture and commercialize products has been combined with the research and discovery activities into a single performance obligation. In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering into the Ionis Collaboration Agreement.

The total transaction price was initially determined to be $38.0 million, consisting of the $31.0 million up front payment, the $3.0 million payment under the Option and Evaluation Agreement, that was credited against the total upfront payment payable pursuant to the Ionis Collaboration Agreement, the $3.4 million premium paid under the Ionis Share Purchase Agreement, and an estimated $0.6 million for the reimbursement of CRO costs. Additional variable consideration including development diligence milestone deadline extension payments, development and regulatory milestone payments, sales milestone payments and royalty payments was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling price of the Ionis combined licenses and research and discovery performance obligation was based on the nature of the licenses to be delivered, as well as the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the estimated value of the underlying goods and services, and the probability that Ionis would exercise the option. Based on the relative standalone selling price, the allocation of the transaction price as of September 30, 2021 to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Combined licenses and research and discovery performance obligation	$34,100
Four material rights associated with credits for IND Acceptance fees	3,900
$38,000

The Company is recognizing revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and CRO costs incurred to date as a percentage of total full-time equivalent effort and CRO costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the combined licenses and research and discovery performance obligation will be satisfied over a period of three years and anticipates the material rights may be exercisable or may expire after approximately four years from contract execution.

The Company recognized revenue of $2.1 million, for each of the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded $34.6 million and $3.0 million, respectively, of deferred revenue in connection with the Ionis Collaboration Agreement and Ionis Evaluation and Option Agreement.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options. Based on the relative standalone selling price, the allocation of the transaction price as of September 30, 2021 to the separate performance obligations is as follows (in thousands):

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

During the three and nine months ended September 30, 2021, the Company recognized revenue of $1.1 million and $4.1 million, respectively, and during the three and nine months ended September 30, 2020, the Company recognized revenue of $1.2 million and $3.1 million, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded $25.1 million and $27.6 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The Company received an upfront payment of $1.1 million in May 2019. The DDF arrangement provided the Company could receive up to an additional $0.7 million, of which $0.6 million has been received as of September 30, 2021, upon achievement of certain milestones such as the identification of lead Bicycle candidates with a certain affinity, which would be used to fund additional research and development services including lead optimization.

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

For the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.3 million of revenue, respectively, and for the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.2 million, respectively, of revenue, related to its collaboration with DDF. As of September 30, 2021 and December 31, 2020, the Company recorded deferred revenue of $0.5 million and $0.8 million, respectively, related to its collaboration with DDF.

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
$5,650

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. In August 2021, AstraZeneca terminated the collaboration activities related to the sixth target. As a result, deferred revenue related to the amount allocated to the Target 6 Material Right of $1.1 million was recognized during the three and nine months ended September 30, 2021. As of September 30, 2021, two research programs were in the AZ Research Term, and the research and development services associated with the Bicycle Research Term the fourth and fifth targets have been completed.

For the three and nine months ended September 30, 2021, the Company recognized $1.1 million and $1.4 million, respectively, of revenue related to the research and development services and termination of the sixth target, and for the three and nine months ended September 30, 2020 the Company recognized $0.2 million and $0.9 million, respectively, of revenue for the Target Three Research License and Related Service, and research and development services for the fourth and fifth targets. As of September 30, 2021 and December 31, 2020, the Company recorded $2.4 million and $3.8 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

Oxurion Collaboration Agreement

Summary of Agreement

In August 2013, as amended in November 2017, the Company entered into a Research Collaboration and License Agreement (the “Oxurion Collaboration Agreement”) with Oxurion. Under the Oxurion Collaboration Agreement, the Company was responsible for identifying Bicycle peptides related to the collaboration target, plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by the Company. Under the Oxurion Collaboration Agreement, the Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Company is eligible to receive up to €8.3 million upon the achievement of specified research, development, regulatory and commercial events of which €3.8 million has been received as of September 30, 2021. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

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

The Company achieved a milestone related to the initiation of a Phase II clinical trial and $2.4 million was recognized in revenue during each of the three and nine months ended September 30, 2020, as there are no remaining performance obligations associated with the Oxurion Collaboration Agreement. No other unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at September 30, 2021 and December 31, 2020. The Company recognized no collaboration revenue during each of the three and nine months ended September 30, 2021. As of September 30, 2021, and December 31, 2020 the Company recorded zero deferred revenue related to its collaboration with Oxurion.

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2021	Additions	Deductions	Rates	2021
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$3,000	$34,442	$(2,066)	$(816)	$34,560
Genentech collaboration deferred revenue	27,579	2,000	(4,142)	(347)	25,090
DDF collaboration deferred revenue	821	—	(314)	(4)	503
AstraZeneca collaboration deferred revenue	3,756	54	(1,404)	(52)	2,354
Total deferred revenue	$35,156	$36,496	$(7,926)	$(1,219)	$62,507

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 30,
	2020	Additions	Deductions	Rates	2020
Contract liabilities:
Deferred revenue
Ionis evaluation and option agreement deferred revenue	$—	$3,000	$—	$—	$3,000
Genentech collaboration deferred revenue	—	31,000	(4,896)	1,475	27,579
DDF collaboration deferred revenue	744	500	(436)	13	821
AstraZeneca collaboration deferred revenue	4,913	585	(2,696)	954	3,756
Total deferred revenue	$5,657	$35,085	$(8,028)	$2,442	$35,156

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at September 30, 2021 or December 31, 2020.

The Ionis deferred revenue balance at September 30, 2021 includes $3.9 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at September 30, 2021 includes $21.8 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of September 30, 2021 includes $2.4 million allocated to the Target 4 and Target 5 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$3,206	$1,267	$6,263	$3,496
Revenue recognized based on expiration of material rights	1,127	—	1,507	—
Revenue recognized based on changes in transaction price	—	—	156	—
Total	$4,333	$1,267	$7,926	$3,496

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $3.0 million and $2.6 million at September 30, 2021 and at December 31, 2020, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change in control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of September 30, 2021.

10. Income Taxes

During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.4 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $0.5 million and $0.7 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company’s income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, and the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of September 30, 2021 and December 31, 2020.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$273	$226	$773	$669
Variable lease cost	222	153	444	456
Total lease cost	$495	$379	$1,217	$1,125

The weighted average remaining operating lease term was 4.6 years and 1.9 years for the period ended September 30, 2021 and 2020, respectively, and the weighted average discount rate was 7.89% and 8.61% for the period ended September 30, 2021, and 2020, respectively.

The following table summarizes the maturities of the Company’s operating leases as of September 30, 2021, including the payments for the U.K. lease renewal which is reasonably certain of being extended (in thousands):

Year Ending December 31,
2021	$235
2022	1,087
2023	646
2024	646
2025	646
2026	646
Present value adjustment	(585)
Total lease liabilities	3,321
Less: current lease liabilities	(826)
Long term lease liabilities	$2,495

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

In September 2016, BicycleRD Limited, filed a complaint in the District Court of the Hague against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009. On November 20, 2020, the Company entered into a settlement and license agreement with Pepscan regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. Bicycle paid €3.0 million in November 2020, will pay €1.0 million on the first anniversary of the date of settlement, and will make additional future milestone payments upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. The Company recorded $4.7 million of expense related to the settlement and license agreement with Pepscan during the year ended December 31, 2020, and a liability of $1.2 million related to the Pepscan litigation as of December 31, 2020 and September 30, 2021, which is included in current liabilities in the condensed consolidated balance sheet.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,678)	$(10,138)	$(48,782)	$(33,577)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	25,039,990	19,426,833	23,719,124	18,504,013
Net loss per share, basic and diluted	$(0.59)	$(0.52)	$(2.06)	$(1.81)

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

	Nine Months Ended
	September 30,
	2021	2020
Options to purchase ordinary shares	4,717,166	3,779,785

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the three and nine months ended September 30, 2021, the Company made contributions totaling $0.1 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2020, the Company made contributions totaling $34,000 and $0.1 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the three and nine months ended September 30, 2021, the Company made contributions totaling $0.2 million, and $0.5 million, respectively, and during the three and nine months ended September 30, 2020, the Company made contributions totaling $0.1 million and $0.3 million, respectively, to the U.K. Plan.

14. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $43,000 and $0.1 million during the three and nine months ended September 30, 2021, respectively, and $40,000 and $0.1 million during the three and nine months ended September 30, 2020, respectively.

15. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2021	2020
United States	$1,275	$1,708
United Kingdom	4,408	1,899
	$5,683	$3,607

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

Underwritten Public Offering

On October 15, 2021, the Company issued and sold 3,726,852 ADSs, representing the same number of ordinary shares, at a price to the public of $54.00 per ADS, resulting in gross proceeds of $201.3 million before deducting underwriting discounts, commissions and offering expenses.

Genentech Expansion Option

In October 2021, pursuant to Genentech exercising an option, an additional program has been agreed to be added to the collaboration, which triggers a $10 million payment to the Company under the Genentech Collaboration Agreement.

UK Lease

On November 1, 2021, BicycleTx Limited entered into an agreement for lease for office and laboratory space, in Cambridge, United Kingdom. The lease will commence upon the completion of the landlord’s work. The lease has a contractual period of 10 years, but may be cancelled by BicycleTx Limited on the 5th anniversary of the lease commencement date subject to certain conditions being met. In addition, BicycleTx Limited has a contractual right to renew for a further ten years. The annual rent will be settled once the landlord's work is completed and the premises is measured, subject to a maximum of approximately £2.2 million per year.

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

Each of our product candidates, BT5528, BT8009, and BT1718, is a Bicycle® Toxin Conjugate, or BTC™. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our product candidate BT7480 is a Bicycle tumor-targeted immune cell agonistTM, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528 and preliminary results from our ongoing Phase 1 clinical trial of BT8009. We observed preliminary signs of anti-tumor activity in our clinical trial of BT5528 in patients with urothelial and ovarian cancer and established a recommended Phase II dose range. We announced that we plan to initiate expansion cohorts in this clinical trial in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers. In our ongoing Phase I clinical trial of BT8009, we observed preliminary signs of anti-tumor activity in urothelial cancer patients, and the dose escalation remains ongoing. In addition, enrollment in the ongoing Phase IIa portion of a Phase I/IIa clinical trial sponsored and fully funded by Cancer Research UK has been slower than expected and remains below projections, although there has been an acceleration in the second half of the year.

Beyond our wholly-owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs outside of oncology include collaborations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

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

Clinical Development

With respect to clinical development, our CROs have taken measures to implement remote and virtual approaches, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. While we have not experienced a material impact to our business, during the first half of 2020, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic. The pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway. We are also currently enrolling patients in ongoing Phase I/II clinical trials for BT5528, BT8009 and BT7480. Clinical trial sites have remained open and activities are ongoing. However, changes in circumstances related to the ongoing COVID-19 pandemic could result in future pauses in or other impacts on enrollment. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic is exacerbated or persists for an extended period of time, or if additional new variants of COVID-19 emerge, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV (formerly ThromboGenics NV), or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through September 30, 2021, we have received gross proceeds of $354.0 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering and at-the-market, or ATM, offering program; $112.6 million of cash payments under our collaboration revenue arrangements, including $45.0 million from Ionis, $33.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, or Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $14.7 million and $48.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $200.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT1718 and BT7480;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;

●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take many years and is subject to significant uncertainty. We have no commercial-scale manufacturing facilities of our own, and all of our manufacturing activities have been and are planned to be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out many of our clinical development activities. If we seek to obtain marketing approval for any of our product candidates from which we obtain promising results in clinical development, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution.

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

As of September 30, 2021, we had cash of $259.5 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

U.K. research and development tax credits are recorded as an offset to research and development expense. See “—Benefit from Income Taxes.” In addition, we may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. We recognize government grant funding in the condensed consolidated statements of operations and comprehensive loss as a reduction to the related research and development expenses as the related expenses being funded are incurred.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT5528, BT8009, BT1718 and BT7480; (ii) initiate clinical trials for our product candidates, including BT7455 and BT7401; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT1718 and BT7480;
●	progressing the preclinical and clinical development of BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;

●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2020.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Collaboration revenues	$4,333	$3,842	$491
Operating expenses:
Research and development	10,513	7,363	3,150
General and administrative	8,114	7,154	960
Total operating expenses	18,627	14,517	4,110
Loss from operations	(14,294)	(10,675)	(3,619)
Other income (expense):
Interest income	24	72	(48)
Interest expense	(823)	—	(823)
Total other income (expense), net	(799)	72	(871)
Net loss before income tax provision	(15,093)	(10,603)	(4,490)
Benefit from income taxes	(415)	(465)	50
Net loss	$(14,678)	$(10,138)	$(4,540)

Collaboration Revenues

Collaboration revenues increased by $0.5 million in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to an increase of $2.1 million from our collaboration with Ionis entered into in July 2021 and an increase of $0.9 million from our collaboration with AstraZeneca for the termination of the collaboration activities related to the sixth target, offset by a $2.4 million decrease related to our collaboration with Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149 in 2020.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
BT1718 (MT1)	$171	$133	$38
BT5528 (EphA2)	1,320	1,124	196
BT8009 (Nectin‑4)	2,355	1,108	1,247
Bicycle tumor-targeted immune cell agonists	968	378	590
Other discovery and platform related expense	3,797	2,414	1,383
Employee and contractor related expenses	4,085	2,887	1,198
Share-based compensation	1,238	668	570
Facility expenses	389	325	64
Research and development incentives	(3,810)	(1,674)	(2,136)
Total research and development expenses	$10,513	$7,363	$3,150

Research and development expenses increased by $3.2 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to an increase of $3.5 million in direct program spend, primarily associated with increased clinical program development expenses for BT8009 and other discovery and platform related expenses, including costs of our collaboration agreements and U.K. government grant activities, as well as an increase of $1.2 million in employee and contractor related expenses attributable to increased headcount and $0.6 million of incremental share-based compensation expense. These increases were offset by a $2.1 million increase in research and development incentives, including U.K. research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom and $0.9 million associated with U.K. government grants.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all direct external program costs to support that program to date. Through September 30, 2021, we have incurred approximately $18.5 million, $16.9 million, $14.0 million, and $9.7 million of direct external expenses for the development of the BT5528, BT8009, BT1718, and Bicycle tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel related costs	$2,433	$1,456	$977
Professional and consulting fees	2,732	2,859	(127)
Other general and administration costs	1,653	1,249	404
Share-based compensation	1,450	842	608
Effect of foreign exchange rates	(154)	748	(902)
Total general and administrative expenses	$8,114	$7,154	$960

General and administrative expenses increased by $1.0 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is primarily due to an increase of $1.0 million in personnel related costs, a $0.6 million increase in share-based compensation, an increase of $0.4 million in other general and administrative costs, including insurance expense, to support operations as a public company. These amounts were offset primarily by a $0.9 million favorable impact of foreign exchange rates during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Other Income (Expense), net

Other income (expense), net decreased by $0.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to interest expense related to our Loan Agreement entered into in September 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Collaboration revenues	$7,926	$6,542	$1,384
Operating expenses:
Research and development	31,924	23,091	8,833
General and administrative	23,596	18,351	5,245
Total operating expenses	55,520	41,442	14,078
Loss from operations	(47,594)	(34,900)	(12,694)
Other income (expense):
Interest income	61	655	(594)
Interest expense	(2,164)	—	(2,164)
Total other income (expense), net	(2,103)	655	(2,758)
Net loss before income tax provision	(49,697)	(34,245)	(15,452)
Benefit from income taxes	(915)	(668)	(247)
Net loss	$(48,782)	$(33,577)	$(15,205)

Collaboration Revenues

Collaboration revenues increased by $1.4 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase of $2.1 million from our collaboration with Ionis entered into in July 2021 and $1.1 million from our collaboration with Genentech entered into in February 2020, offset by $2.4 million decrease related to our collaboration with Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149 in 2020.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
BT1718 (MT1)	$524	$547	$(23)
BT5528 (EphA2)	4,144	3,924	220
BT8009 (Nectin‑4)	5,851	2,763	3,088
Bicycle tumor-targeted immune cell agonists	4,434	3,979	455
Other discovery and platform related expense	11,420	6,842	4,578
Employee and contractor related expenses	11,779	8,291	3,488
Share-based compensation	3,535	1,863	1,672
Facility expenses	942	969	(27)
Research and development incentives	(10,705)	(6,087)	(4,618)
Total research and development expenses	$31,924	$23,091	$8,833

Research and development expenses increased by $8.8 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase of $8.3 million in direct program spend, primarily associated with increased clinical program development expenses for BT8009 and other discovery and platform related expenses, including costs of our collaboration agreements and U.K. government grant activities, an increase of $3.5 million in employee and contractor related expenses attributable to increased headcount and an increase of $1.7 million of incremental share-based compensation expense. These increases were offset by a $4.6 million increase in research and development incentives, including U.K. research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom and $2.6 million associated with U.K. government grants.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Nine Months Ended September 30,
	2021	2020	Change

	(in thousands)
Personnel related costs	$6,615	$4,453	$2,162
Professional and consulting fees	7,050	7,953	(903)
Other general and administration costs	4,499	3,551	948
Share-based compensation	5,549	3,087	2,462
Effect of foreign exchange rates	(117)	(693)	576
Total general and administrative expenses	$23,596	$18,351	$5,245

General and administrative expenses increased by $5.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily due to an increase of $2.2 million in personnel related costs, an increase of $2.5 million in share-based compensation, and an unfavorable impact of foreign exchange rates in the amount of $0.6 million, as well as an increase of $0.9 million in other general and administrative costs, including insurance expense, to support operations as a public company, offset by a decrease of $0.9 million in professional and consulting fees, primarily associated with a decrease in external legal costs.

Other Income (Expense), net

Other income (expense), net decreased by $2.8 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to interest expense related to our Loan Agreement, entered into in September 2020.

Liquidity and Capital Resources

From our inception through September 30, 2021, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, and convertible preferred shares, as well as proceeds received from upfront payments, payments for research and development services, and development milestone payments from our collaboration agreements with Ionis, Genentech, DDF, AstraZeneca, Sanofi and Oxurion and borrowings pursuant to our debt facility.

From our inception in 2009 through September 30, 2021, we have received gross proceeds of $354.0 million from the sale of ADSs, ordinary shares, and convertible preferred shares, including the proceeds from our IPO and our at-the-market, or ATM, offering program; $112.6 million of cash payments under our collaboration revenue arrangements including, $45.0 million from Ionis, $33.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi and $6.6 million from Oxurion; and $30.0 million in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Ionis Agreements

Ionis Evaluation and Option Agreement

On December 31, 2020, or the Effective Date, we entered into an Evaluation and Option Agreement, or the Evaluation and Option Agreement, with Ionis. Under the terms of the Evaluation and Option Agreement, we agreed to transfer Bicycles, or the Option Materials, to Ionis in order to evaluate a particular application of our technology platform for a period of up to four months, the Evaluation Period. Ionis agreed to pay a non-refundable $3.0 million option fee within five business days after the Effective Date.

At any point during the term of the agreement and continuing through 30 days after the expiration of the Evaluation Period, Ionis had the option, or the Ionis Option, to obtain an exclusive license to our intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of our platform technology. The upfront payment of $3.0 million was fully creditable against the upfront payment to be paid upon the execution of a license agreement.

Ionis Collaboration Agreement

On July 9, 2021, we and Ionis entered into a collaboration and license agreement, or the Ionis Collaboration Agreement, following the exercise on July 9, 2021 by Ionis of the Ionis Option granted pursuant to the Evaluation and Option Agreement. Pursuant to the Ionis Collaboration Agreement, we granted to Ionis a worldwide exclusive license under our relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor), or TfR1 Bicycles, intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans.

Under the Ionis Collaboration Agreement, Ionis made an upfront payment of $31.0 million in addition to the $3.0 million already paid under the Option and Evaluation Agreement. Additionally, Ionis is obligated to reimburse us on a pass-through basis for expenses incurred in connection with research and discovery activities performed by a CRO. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline it can make up to three payments of a mid-single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a payment of a low-single-digit million dollar amount upon acceptance of an investigational new drug application, or IND, for the first product directed to such collaboration target (provided that Ionis will have a credit of a high single-digit million dollar amount to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, we are also eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. We are also entitled to receive tiered royalty payments on net sales at percentages in the low single digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

Either party may terminate the Ionis Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Ionis may terminate the Ionis Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable target, either in its entirety or on a target-by-target basis.

Ionis Share Purchase Agreement

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, we entered into the Ionis Share Purchase Agreement with Ionis, pursuant to which Ionis purchased 282,485 of our ordinary shares at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million.

Loan Agreement

On September 30, 2020, the Closing Date, we entered into the Loan Agreement with Hercules as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to our achievement of certain performance milestones and satisfaction of customary conditions and available until March 15, 2022, an additional term loan of $10.0 million. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% and (ii) the prime rate of interest plus 5.60%. On March 10, 2021, or the Amendment Closing Date, we entered into the First Amendment to the Loan and Security Agreement, or First Amendment to LSA, with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under our debt facility with Hercules will be interest-only until the first payment is due on August 1, 2023, followed by equal monthly payments of principal and interest through October 1, 2024, or the Maturity Date. If we achieve certain performance milestones, the interest-only period will be extended, with the first principal payment due on February 1, 2024. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, we borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date; and 1.0% thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

On June 5, 2020, we entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., or the Sales Agents, with respect to an ATM offering program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs. As of September 30, 2021, we had issued and sold 6,700,497 ADSs, representing the same number of ordinary shares, for gross proceeds of $155.8 million, resulting in net proceeds of $150.7 million after deducting sales commissions and offering expenses of $5.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(4,359)	$(1,172)
Net cash used in investing activities	(963)	(716)
Net cash provided by financing activities	130,061	61,099
Effect of exchange rate changes on cash	(1,205)	(1,486)
Net increase in cash	$123,534	$57,725

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 included our net loss of $48.8 million, net cash used by changes in our operating assets and liabilities of $34.0 million and non-cash charges of $10.4 million, which primarily included share-based compensation expense of $9.1 million, and depreciation and amortization of $1.0 million. Net changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of an increase of $28.5 million in deferred revenue primarily from the upfront payment received from the Ionis arrangement, a decrease of $5.5 million in accounts receivable, and a decrease of $1.3 million in research and development incentives receivable, offset by an increase of $1.7 million in prepaid expenses and other current assets.

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

Investing Activities

During the nine months ended September 30, 2021 and 2020, we used $1.0 million and $0.7 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $130.1 million, primarily consisting of net proceeds from our ATM of $102.6 million, $15.0 million under our Loan Agreement with Hercules, as well as proceeds of $7.6 million from the issuance of ordinary shares under the share purchase agreement with Ionis, and $4.9 million from the exercise of share options.

During the nine months ended September 30, 2020, net cash provided by financing activities was $61.1 million, primarily consisting of net proceeds from our ATM of $46.4 million and $15.0 million under our Loan Agreement with Hercules, offset by $0.4 million in debt issuance costs.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT1718 and BT7480;
●	progress the preclinical and clinical development for BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

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

We expect that our existing cash will enable us to fund our operating expenses for at least twelve months from the issuance date of these interim condensed consolidated financial statements. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Ionis, Genentech, DDF, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than		More than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments (1)	$3,906	$1,041	$2,058	$807
Debt obligations (2)	38,264	2,692	35,572	—
Total	$42,170	$3,733	$37,630	$807
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We lease space in Lexington, Massachusetts under an operating lease that expires in December 2022. We also lease space in Cambridge, United Kingdom under an operating lease that expires in December 2021. In June 2021, we exercised our option to renew our lease for five years commencing December 12, 2021. The amounts include our expected future minimum payments for a five-year extension of our UK operating lease through December 2026.
(2)	Amounts in table reflect the contractually required principal, interest, and the final payment under the Loan Agreement with Hercules as of September 30, 2021.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems B.V., and its affiliates, or Pepscan, regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2021, we had cash of $259.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of September 30, 2021. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus The Wall Street Journal prime rate. As of September 30, 2021, our outstanding indebtedness with Hercules bears interest at 8.85%. If the prime rate increases to over 3.25%, the interest on our loan with Hercules will increase. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.2 million and foreign exchange loss of $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and foreign exchange gains of $0.1 million and $0.7 million for the nine months ended September 30, 2021, and 2020, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below, in our 2020 Annual Report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, we are not currently subject to any material legal proceedings.

European Patent Opposition Proceedings

In May 2017, we and Oxurion filed a notice of opposition in respect of Dyax Corp’s European patent 1 854 477, which contained the following claim 1 (among other claims): “A composition comprising at least one peptide that inhibits plasma kallikrein for the use in the treatment of ophthalmic disorders in a patient in need thereof.” Dyax Corp subsequently filed a Main Request to replace the granted claims with a claim scope which was limited to a specific consensus sequence. Oral Proceedings were held on October 15, 2019, and the European Patent Office issued a decision to restrict the claims of European patent 1 854 477 to specific peptides and to two specific ophthalmic disorders (namely macular oedema and retinal vein occlusion). Oxurion filed an appeal against this decision at the EPO Technical Board of Appeal to challenge any action from Dyax Corp to broaden the current claims, and the date for the hearing of this appeal has been scheduled for November 15, 2022.

In January and February 2019, we, Oxurion and a further anonymous party filed a notice of opposition in respect of Dyax Corp’s European patent 2 374 472, which is a divisional filing of European patent 1 854 477. Claim 1 of this divisional patent reads as follows: “A composition comprising at least one plasma kallikrein inhibitor for the use in the treatment of an ophthalmic disorder”. This patent was revoked by the Opposition Division during Oral Proceedings before the European Patent Office on March 11, 2021 and the written decision was issued on May 3, 2021. The deadline for Dyax to appeal this decision was two months from the date of the written decision. On August 17, 2021, the European Patent Office issued a communication indicating that no appeals were filed within the time limit meaning that the decision to revoke the patent is final.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $48.8 million and $33.6 million, for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $200.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our revenue to date has been primarily generated from our research collaborations with Ionis Pharmaceuticals, Inc. or Ionis, Genentech Inc. or Genentech, Dementia Discovery Fund, or DDF, AstraZeneca AB, or AstraZeneca, Oxurion NV (formerly ThromboGenics NV), or Oxurion and Sanofi (formerly Bioverativ Inc.). There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash of $259.5 million as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are party to a secured term loan facility with Hercules. As of September 30, 2021, our outstanding borrowings under this facility totaled $30.0 million. Subject to our achievement of certain performance milestones and satisfaction of customary conditions we may borrow an additional term loan of $10.0 million through March 15, 2022. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal balance, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of September 30, 2021, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules, and we may borrow up to an additional $10.0 million in the aggregate under the Loan Agreement, subject to certain conditions. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BTC and Bicycle TICA programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our internal development programs and of product candidates from our BTC and Bicycle TICA programs.

Within our BTC programs, we are evaluating BT5528, a second-generation BTC that targets Ephrin type-A receptor 2, or EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression, and BT8009, a second-generation BTC targeting Nectin-4 and carries a MMAE cytotoxin payload, in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. In addition, BT1718, a BTC designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTCs or Bicycle TICAs will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BTCs, Bicycle TICA programs, and our other product candidates will depend on, among other things, our ability to:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trial of BT5528, BT8009 and BT7480, and the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK are ongoing, and the interim results in all four of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. Additionally, notwithstanding the commencement of vaccination efforts, the ongoing COVID-19 pandemic may negatively impact our ability to enroll participants in future or later stage trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. As of September 21, 2021, the most recent date for which information has been provided by Cancer Research UK, the most common treatment-related adverse events (>15%, n=48) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, decreased appetite, peripheral neuropathy, and weight decrease. BT5528, a BTC targeting EphA2, has been dosed up to what we believe, based on pre-clinical studies, is toward the top of the therapeutic range, with treatment-related adverse events that were grade-3 or above of transient neutropenia, anemia, pneumonitis, fatigue, ileus, tumor lysis syndrome, and acute tubular necrosis secondary to dehydration observed in the Phase I portion of the ongoing Phase I/II trial. In addition, in the ongoing Phase I/II trial of BT8009, a second-generation BTC targeting Nectin-4, the following treatment-related adverse events that were grade-3 or above have been observed to date: anemia, neutropenia, hypertension, hypokalemia, and fatigue.

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

Four of our product candidates are currently undergoing safety testing in the form of Phase I/IIa or Phase I/II clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT5528, BT8009, BT1718, BT7480 or any other of our product candidates are safe in humans.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of BT5528, BT8009, BT1718, BT7480 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Seagen, Inc. which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are developing programs for CD137, or CD137 bi-specific antibodies.

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

Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which ran from February 15, 2021 to August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of September 30, 2021, our patent portfolio included four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 94 patent families directed to bicyclic peptides and related conjugates, and 14 patent families directed to methods of using certain bicyclic peptide conjugates for treating various indications. As of September 30, 2021 the company’s trademark portfolio consisted of 41 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

For example, our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, a German company, or Immatics, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for TICA will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark application for TICA in Japan and registration in the European Union were filed via the Madrid system using the U.K. applications, so the decision by the U.K. Intellectual Property Office will have a parallel effect on those respective national rights. Our trademark application for TICA in the United States has been abandoned.

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of September 30, 2021, we had 109 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through November 1, 2021, the trading price of our ADSs has ranged from $6.24 to $60.34. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of September 30, 2021, our executive officers, directors, greater than 5% shareholders and their affiliates beneficially own approximately 55.3% of our ordinary shares and ordinary shares in the form of ADSs. Depending on the level of attendance at our general meetings of shareholders, these shareholders either alone or voting together as a group could be in a position to determine the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that holders of our ADSs may believe are in their best interest as holders of our ordinary shares or ADSs. Some of these persons or entities may have interests different than current holders of our ordinary shares and ADSs. For example, because certain of these shareholders purchased their ordinary shares at prices substantially below the current trading price of our ADSs or have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

10.1*†	Collaboration and License Agreement, dated as of July 9, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc.

10.2	Share Purchase Agreement, dated as of July 9, 2021, between Bicycle Therapeutics plc and Ionis Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*     Filed herewith.

†

Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit (marked by [***]) have been omitted because the identified information is not material and is the type that the registrant treats as private or confidential.

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

BICYCLE THERAPEUTICS PLC

Date: November 4, 2021	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)