Form 10-K
period 2021-12-31
BICYCLE THERAPEUTICS plc
filed 2022-03-01
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $717,602,531.

As of February 24, 2022, the registrant had 29,598,616 ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2022 Annual General Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, under the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;

i

●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.  As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

Our product candidates BT5528, BT8009 and BT1718, are each a Bicycle® Toxin Conjugate, or BTC™. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our product candidates BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA, are ongoing. Our discovery pipeline in oncology, includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs include collaborations in immuno-oncology, or IO, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

The following table summarizes key information about our programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycles. From our founding through December 31, 2021, we have generated substantial intellectual property, including four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 88 patent families directed to bicyclic peptides and related conjugates, and 15 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2021, our trademark portfolio consisted of 46 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks. The work we have conducted in developing Bicycles and our proprietary screening platform have created substantial know-how that we believe provides us with a competitive advantage.

Our management team includes veteran executives in drug development from leading biopharmaceutical companies including Amgen, AstraZeneca, GlaxoSmithKline, Merck, Novartis, Pfizer and Takeda. Our board of directors and scientific advisory board include industry experts with extensive experience in drug development.

Our Strategy

Our mission is to become a leading biopharmaceutical company by pioneering Bicycles as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

●	Progress our most advanced internal candidates, BT5528, BT8009, and BT7480 through clinical development. We are evaluating BT5528, a second-generation BTC targeting EphA2, in a company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. We intend to advance development of these candidates across oncology indications based on target expression.
●	Continue IND-enabling activities for BT7455. BT7455 is a fully synthetic Bicycle TICA that contains a Bicycle targeting EphA2 and a Bicycle targeting the costimulatory receptor CD137. BT7455 has been shown in preclinical models to rapidly penetrate tumors, demonstrate anti-tumor activity, and induce immune memory specific to the implanted tumor. IND-enabling activities are ongoing.

●	Pursue clinical development of our discovery programs. We intend to continue our ongoing discovery activities to screen and select promising candidates for oncology indications. For example, early I-O discovery efforts have resulted in the identification of Bicycle TICA candidates targeting natural killer, or NK, cells. We are also developing third generation BTCs. We are currently advancing these programs into lead optimization.
●	Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline. Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycles to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify our current pipeline of promising BTCs and TICAs, and we intend to use it to develop a broader pipeline of diverse product candidates.
●	Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology. We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas, including, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.
●	Maximize the commercial potential of our product candidates, if approved, by either establishing our own sales and marketing infrastructure or doing so through collaborations with others. Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

The Bicycle Opportunity

Introduction to Bicycles

Bicycles are fully synthetic, short peptides consisting of 9 to 20 amino acids constrained to form two loops which stabilize the structural geometry of the peptide and facilitate target binding with high affinity and selectivity. Bicycles represent a unique therapeutic class, combining the pharmacological properties normally associated with a biologic with the manufacturing and PK advantages of a small molecule, with no signs of immunogenicity observed to date.

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

Schematic of the Creation of a Cyclized Molecule Resulting in a Bicycle

We have expanded the diversity of the chemical space we can cover from approximately 1013 potential molecules in 2009 to in excess of 1020 potential molecules today. We have applied our novel Bicycle modality to a growing range of targets, from a single target in 2009 to more than 125 today. We can create a wide range of Bicycles by varying four parameters:

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

Compared to biologics, Bicycles have a lower cost of production and a simpler manufacturing process, and are recognized by regulatory authorities as small molecule new chemical entities. We can readily identify Bicycles that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions. Our novel and proprietary screening platform allows us to screen Bicycles against molecular targets rapidly and efficiently, affording potentially reduced timelines and costs compared to other high-throughput screening approaches. Leveraging our platform, we can rapidly and efficiently identify a compound for development with the historical average time being 12 months after a target has been selected.

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

Phages are bacteria-infecting viruses consisting of genetic material wrapped in a protein coat. Phages can be harnessed to identify Bicycles by splicing DNA into the genome of a phage so that the linear peptides that encode Bicycles are presented on the surface of the phage. Our founder, Sir Greg Winter, a pioneer in phage display, applied this technology and added a cyclization step that forms Bicycles from these linear peptides. This technology underpins our novel and proprietary screening platform.

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

Our Product Candidates

Our portfolio of internal product candidates is directed to oncology applications where we believe they have the potential to treat a broad spectrum of cancers. We are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas, where we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Our Pipeline

The following table summarizes key information about our pipeline programs.

Program	Interest	Stage	Status
Internal programs
BT5528	● High EphA2 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT8009	● High Nectin-4 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7480 (Nectin-4/CD137 Bicycle TICA)	● Immuno-oncology	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7455 (EphA2/CD137 Bicycle TICA)	● Immuno-oncology	● Preclinical	● IND-enabling activities in process
Partnered programs
THR-149 (Plasma Kallikrein Inhibitor)	● Ophthalmology	● Phase II	● Collaborating with Oxurion
BT1718	● High MT1-MMP expressing tumors (oncology)	● Phase I/IIa	● Ongoing Phase I/lla clinical trial in collaboration with CRUK
BT7401 (multivalent CD137 agonist)	● Immuno-oncology	● Preclinical	● CRUK to fund and sponsor development through a Phase IIa clinical study
Undisclosed	● Immuno-oncology	● Preclinical	● Collaborating with Genentech
Inhaled Bicycles	● Respiratory	● Preclinical	● Collaborating with AstraZeneca
Novel anti-infectives	● Anti-infectives	● Preclinical	● Collaborating with Innovate UK and Small Business Research Initiative
Novel CNS targets	● CNS	● Preclinical	● Collaborating with Dementia Discovery Fund and Oxford Drug Discovery Institute and Ionis
Novel neuromuscular targets	● Neuromuscular	● Preclinical	● Collaborating with Ionis

Our Internal Programs

We believe Bicycles are an ideal vehicle to deliver small molecule payloads to tumors, both as potent cytotoxins in the case of BTCs, as well as small molecule agonists of the immune system in the case of our Bicycle tumor-targeted immune cell agonists. We believe that Bicycle conjugates can offer improved performance as compared to antibody-mediated delivery.

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

Bicycle Toxin Conjugates®

Within our BTC programs, we are evaluating BT5528, a second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics, and preliminary clinical activity in patients with solid tumors. In October 2021, we announced interim Phase I results from this clinical trial, and we are preparing for expansion cohorts in multiple tumor types including urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers.

We are evaluating BT8009, another second-generation BTC that targets Nectin-4 and carries an MMAE cytotoxin payload, in an ongoing company-sponsored Phase I/II clinical trial to assess to assess the safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. We presented preliminary results from this clinical trial in October 2021, and the dose escalation portion of the trial remains ongoing.

Background

The discovery of monoclonal antibodies enabled the development of antibody drug conjugates, or ADCs. ADCs link antibodies that target tumor-associated antigens to potent cytotoxins through a process known as conjugation. ADCs are designed to selectively and potently destroy cancer cells by combining the targeting capability of antibodies with the cancer-killing ability of cytotoxins. Despite the growing use of ADCs in treating cancer and high interest in ADC development programs, we believe there are significant challenges to ADCs. The large molecular size of the antibody impairs the penetration of ADCs into tumors. ADCs are generally required to internalize into tumor cells after binding to internalizing tumor antigens on the surface. Finally, the relatively long systemic exposure and subsequent liver clearance generally associated with ADCs result in dose-limiting toxicities as well as other toxicities, such as hematological, liver, ocular, skin and gastrointestinal toxicities, and neuropathies.

Properties of Bicycle Toxin Conjugates

We believe the properties of our BTCs may address the challenges associated with ADCs and therefore that our approach has the potential to offer substantial benefits, including:

●	Extensive and rapid tumor penetration. Bicycles have been observed in our preclinical studies to penetrate tumors more rapidly and exhibited increased penetration to poorly perfused regions of the tumor when compared to a comparator antibody. Early clinical data from an ongoing clinical trial has shown ten times higher tumor cytotoxin levels than corresponding plasma levels based on clinical tumor biopsies taken 24 hours post-infusion.
●	Retention in tumors. In preclinical studies, following administration of a tumor antigen targeting Bicycle the toxin payload was observed to be retained in the tumor for at least 120 hours after dosing. Preliminary clinical data observed to date from our ongoing clinical trials are consistent with preclinical observations of post-dose tumor retention.
●	Short systemic half-life and renal elimination. Bicycles have been observed in clinical and preclinical studies to have a short systemic half-life of approximately 20 to 30 minutes. Due to their small size, Bicycles are able to exit the tissue rapidly and are excreted through the kidneys rather than the liver, which we expect will support a favorable toxicity profile.
●	No requirement for internalization. Unlike ADCs, which require cellular internalization for activity, BTCs do not require internalization into the cell, and therefore potentially can target a wider range of tumor antigens.
●	Access to non-expressing tumor cells. The toxin in our BTCs is liberated in the extracellular space, enabling cell-killing adjacent cells that do not express the specific target through a toxin bystander effect. In our preclinical studies, we observed activity for BTCs even in tumors that were heterogeneous for target expression.
●	Larger toxin payload. Despite the small size of Bicycles, they are able to carry a larger dose of toxin per unit mass than a comparator ADC. Therefore, we believe that Bicycles can deliver a higher concentration of the linked toxin to increase the probability of tumor killing.
●	Manufacturing. The fully synthetic process by which Bicycles are manufactured facilitates ease and consistency of manufacturing and improved formulation compared to ADCs.

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

Payload Concentrations Over Time in Different Organ Systems After Administration of a BTC

We believe these data demonstrate the potential of BTCs to have long-term sustained activity and to limit the toxicity associated with ADCs.

BT5528

BT5528 is a second-generation BTC designed to target EphA2. The molecule is comprised of our EphA2 targeting Bicycle, a valine-citrulline, or val-cit, cleavable linker and a cytotoxin MMAE payload.

Schematic of BT5528

EphA2 is a member of the Ephrin superfamily of receptor tyrosine kinases regulating cell migration, adhesion, proliferation and differentiation. EphA2 is expressed at relatively low levels in normal adult tissues, but is overexpressed in numerous difficult-to-treat tumors including lung, breast, bladder, head and neck, gastric, ovarian, and pancreatic cancer. In both cell-derived and patient-derived preclinical models, we observed anti-tumor activity signals following administration of our EphA2 toxin conjugates, which correlated with EphA2 expression, as determined by FACS studies.

EphA2 has been pursued by other companies utilizing antibody drug conjugates, or ADCs. Significant safety concerns, including bleeding events and liver toxicity, were observed in preclinical studies and early clinical development, which resulted in the discontinuation of development. For example, in a Phase I clinical trial of MEDI-547, an EphA2-targeting ADC, an increase in the liver enzymes ALT and AST was observed in half of the dosed patients and bleeding events were observed in five out of six patients, in each case within two to eight days following a single dose. The bleeding events observed in humans from the clinical trial were consistent with findings from the preclinical studies in other species, including primates.

We believe EphA2 is an attractive target for our BTCs due to the potential of Bicycles to overcome the safety concerns observed with ADCs. In our preclinical PK and toxicokinetic studies, we observed a short systemic half-life and volume of distribution approximately equal to extracellular fluid. We observed that the accumulation of MMAE in the tumor tissue led to mitotic arrest of tumor cells and tumor regression was evident within days of administration. Due to the shorter half-life, improved penetration into solid tumors and kidney elimination, we believe that BT5528 could overcome the challenges faced by ADCs.

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

Clinical Development

We are currently evaluating BT5528 in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced solid tumors associated with EphA2 expression. On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528. We observed preliminary signs of anti-tumor activity in our clinical trial of BT5528 in patients with urothelial and ovarian cancer and established a recommended Phase II dose range. An EphA2 immunohistochemistry, or IHC assay was deployed during 2020, enabling pre-selection of patients in the Phase I portion of the trial. As of the July 30 cutoff date, a total of 24 patients were dosed both prior to, and after, the implementation of the EphA2 assay, with a median of seven prior lines of therapy. Amongst these patients, preliminary anti-tumor activity was observed in urothelial and ovarian cancer patients. A total of eight BT5528 monotherapy ovarian cancer patients were dosed. Of these eight, five were determined to be EphA2-positive based on the IHC assay. Anti-tumor activity was observed in four of the five (80%) patients, including one (20%) that constituted a partial response under RECIST version 1.1 criteria. The range of administered doses in these patients was 6.5-8.5mg/m2 every other week

Currently administered doses have been tolerated, delivering over 15 times more toxin than MedImmune’s EphA2 ADC MEDI-547. In addition, and in contrast to the adverse events observed with MEDI-547, we have observed no signs of coagulopathy to date. Treatment-related adverse events that were grade-3 or above were transient neutropenia, anemia, pneumonitis, fatigue, ileus, tumor lysis syndrome, and acute tubular necrosis secondary to dehydration observed in the Phase I portion of the ongoing Phase I/II trial.

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

Based on the findings from the Phase I clinical trial, we plan to initiate expansion cohorts in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers in 2022. The trial will enroll up to 56 patients in the initial expansion cohorts, with the ability to further expand enrollment based on the results of the initial expansion cohorts. We expect the Phase II dose to be 6.5mg/m2 every other week.

BT8009

BT8009 is a second-generation BTC designed to target Nectin-4, a well-validated tumor antigen. The molecule is comprised of our Nectin-4 targeting Bicycle, a val-cit cleavable linker, and a cytotoxin MMAE payload.

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

We are aware of one Nectin-4 ADC program in advanced development stages. This program, enfortumab vedotin, is being developed jointly by SeaGen, Inc., or SeaGen and Astellas Pharma, Inc., or Astellas, and received approval from the U.S. Food and Drug Administration, or FDA, in December 2019, as a treatment for patients with locally advanced or metastatic urothelial cancer following treatment with platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor and received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, in December 2021. SeaGen and Astellas are also pursuing additional indications for enfortumab vedotin.

Clinical Experience

We are advancing BT8009 in the Phase I portion of our company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. Early clinical data supports a PK profile that is consistent with both preclinical predictions and data to date from our ongoing Phase I trial of BT5528. On October 7, 2021, we announced preliminary results from our ongoing Phase 1 clinical trial of BT8009. We observed preliminary signs of anti-tumor activity in urothelial cancer patients, and the dose escalation remains ongoing. Among four bladder cancer patients dosed at 2.5mg/m2 weekly, one patient (25%) was observed to have a tumor reduction that met the criteria of a partial response under RECIST 1.1, which has subsequently been confirmed as an ongoing partial response. Two additional patients were observed to have stable disease, for a disease control rate of 75%. Among the seven patients dosed at 5.0mg/m2, three of the seven patients (43%) were observed to have tumor reductions that met the criteria of a RECIST 1.1 partial or complete response, which have subsequently been confirmed as ongoing responses. One patient (14%) who previously was reported to have a partial response has received two subsequent scans, which each showed that total tumor volume has been reduced by 100%, constituting a confirmed complete response. Two additional patients were observed to have stable disease, for a disease control rate of 71%.

We are currently enrolling patients in this trial at sites in the United States, the United Kingdom, Canada, France, Italy, and Spain and we expect to present interim Phase I results from the ongoing trial in 2022.

The following treatment-related adverse events that were grade-3 or above have been observed to date: anemia, neutropenia, hypertension, hypokalemia, and fatigue. At 5.0mg/m2 weekly, BT8009 is estimated to administer over 35% more MMAE per four-week dosing cycle compared to the antibody-based drug conjugate enfortumab vedotin, and the dose escalation portion of the trial remains ongoing.

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

Bicycle Tumor-Targeted Immune Cell Agonists (Bicycle TICAs)

Our product candidate BT7480 is a Bicycle tumor-targeted immune cell agonist, or Bicycle TICA. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose.

Background

We have linked immune cell receptor binding Bicycles to tumor antigen binding Bicycles to form Bicycle TICAs. We have found this approach to be generalizable across tumor antigen and immune cell receptors. We constructed CD137-targeting Bicycle TICA molecules and observed that these bi-specific Bicycles agonize the CD137 receptor only in the presence of cells that express the appropriate tumor antigen. Additionally, we have constructed Bicycle TICA molecules with Bicycles that bind to another member of the TNF family of T-cell costimulatory receptors TNFRSF4, also known as OX40.

In pre-clinical studies, we have observed that intermittent dosing of BCY12491, an EphA2/CD137 Bicycle TICA, leads to a robust anti-tumor activity in syngeneic MC38 mouse model using humanized CD137 (huCD137) C57BL/6 mice. Administration of BCY12491 in six intravenous biweekly doses over a period of 17 days at 5 mg/kg led to substantial tumor regressions, including two out of six CRs. In addition, administration of BCY13626, a non-binding analog of BCY12491 had no impact on tumor growth rates.

Activity of EphA2 Bicycle TICA in vivo

We have also observed that intermittent dosing of Bicycle TICA BCY12491 leads to an increase in immune cell infiltration and an increase in the expression of checkpoint inhibitor genes in tumors of a syngeneic MC38 mouse model using humanized CD137, or huCD137, C57BL/6 mice. In other pre-clinical studies, we have observed that when BCY12491 is dosed in combination with pembrolizumab, a PD1 checkpoint inhibitor, there is an increased antitumor effect as shown in the figure below. Administration of BCY12491 in eight intravenous doses at 5 mg/kg (dosed on days 0, 1, 7, 8, 14, 15, 21 and 22) in combination with 4 intraperitoneal doses of pembrolizumab at 3 mg/kg (dosed on days 0, 7, 14 and 21) lead to substantial tumor regressions, including ten out of ten CRs. We observed that dosing BCY12491 or pembrolizumab alone using the same dose and schedule led to only two and three out of ten complete regressions respectively.

Activity of EphA2 Bicycle TICA and PD1 Inhibitor in vivo

We believe that our ability to rapidly generate and test Bicycle TICA molecules and their simple molecular format may form the basis of additional programs in the future. In addition to the immune cell and tumor targets that we have already investigated, we are screening for Bicycles that target NK cell receptors as well as additional immune cell and tumor specific antigens. We have identified Bicycle TICA candidates that target and activate NK cells. We have observed that treatment of primary human NK cells in co-culture with target-positive tumor cells with NK TICA1 or NK TICA2 results in increased surface levels of CD107a, a marker of NK cell functional activity.

BT7480

BT7480 is a Bicycle TICA that targets CD137 and Nectin-4. BT7480 exhibits potent CD137 agonism in an engineered CD137 reporter assay system that correlates with Nectin-4 surface expression on the co-cultured tumor cells. In addition, BT7480 induces robust production of interleukin-2, or IL-2, and interferon gamma, or IFNꝩ, in primary PBMC/tumor cell co-culture assays. This activity is strictly dependent on the tumor cells expressing Nectin-4 and on the ability of the Bicycle TICA to bind to both of its targets, Nectin-4 and CD137. In the figure below, BT7480 induces IL-2 and IFNꝩ at sub nanomolar concentrations when incubated with human PBMCs and the Nectin-4 expressing human tumor cell line HT1376.

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

Effect of BT7480 on Tumor Volume in a Preclinical Syngeneic Model with Nectin-4 Expressing MC38 Tumors in C57BL/6 Mice

Clinical Development

We are evaluating BT7480, in a Company-sponsored Phase I/II clinical trial. In November 2021, we announced that we had dosed the first patient in this trial. The Phase I/II multi-center, open-label trial will evaluate BT7480 administered once weekly. Enrollment is ongoing in the Phase I dose escalation of BT7480 given as a monotherapy, and may evaluate BT7480 dosed in combination with nivolumab in future Phase I dose escalation cohorts. The Phase I portion of the trial is primarily designed to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose, or RP2D. Following selection of an RP2D, we expect to initiate a Phase II dose expansion portion with the primary objective of evaluating the clinical activity of BT7480 as monotherapy and in combination with nivolumab in patients with Nectin-4-positive tumors.

BT7455

BT7455 is a Bicycle TICA targeting EphA2 and CD137. In preclinical studies, BT7455 was observed to potentiate cytokine production by pre-activated PBMCs in co-culture with EphA2-expressing cancer cell lines and was associated with tumor growth inhibition and formation of immunologic memory in mice bearing subcutaneous MC38 tumors. IND-enabling studies for BT7455 are currently ongoing.

Our Partnered Programs

THR-149

In August 2013, we entered into a research collaboration and license agreement with Oxurion NV, or Oxurion, focused on ophthalmology. The lead molecule of the partnership is THR-149, a novel plasma kallikrein inhibitor, for the treatment of diabetic macular edema, or DME. A Phase I clinical trial of THR-149 was completed in July 2019. The Phase I clinical trial, conducted by Oxurion, was an open-label, multi-center, non-randomized study to evaluate the safety of a single intravitreal injection of THR-149 at three ascending dose levels in 12 subjects with visual impairment due to center-involved DME. The study also investigated changes to patients’ best corrected visual acuity (BCVA). A rapid onset of action was observed from Day 1, with an increasing average improvement in BCVA of up to 7.5 letters at Day 14. This activity was maintained with an average improvement in BCVA of 6.5 letters at Day 90 following a single injection of THR-149.

Oxurion is conducting a Phase II clinical trial, consisting of a two-part, randomized, prospective, multi-center study assessing multiple injections of THR-149 in DME patients who have previously shown a suboptimal response to anti-VEGF therapy. In September 2021, Oxurion announced results from Part A of the clinical trial. Part B of the study is ongoing, which will enroll just over 100 patients who have previously shown a suboptimal response to anti-VEGF therapy, and where THR-149 will be evaluated against aflibercept, the current standard of care, as the active comparator.

BT1718

BT1718 is a BTC that we are developing in collaboration with CRUK for oncology indications. The molecule is comprised of our MT1-MMP targeting Bicycle, a hindered disulphide cleavable linker and a DM1 cytotoxin payload. We are not aware of any other cytotoxin conjugates in development that target MT1-MMP.

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

Clinical Development

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

The Phase IIa part of the trial, which commenced in 2020, is evaluating BT1718 in patients with tumors that express MT1-MMP at the recommended Phase II dose of 20 mg/m2, based on the findings from the Phase I part of the trial. To determine tumor types of interest, a clinically validated MT1-MMP immunohistochemistry, or IHC, assay, developed in collaboration with Cancer Research UK, was used to screen tumor tissue microarrays, or TMA, from multiple tumor types selected based on literature reports of high expression of MT1-MMP, including breast, lung, gastric, ovarian, endometrial, bladder, and esophageal cancers. To date, the percentage of patients determined to be MT1-MMP-positive at the pre-specified cutoff is consistent with previous translational research findings. Enrollment is ongoing at six clinical sites,  Patients are currently being enrolled into two solid tumor cohorts, one in squamous non-small cell lung cancer, or NSCLC, and the other in an all-comers “basket” cohort. Depending on results from these first two cohorts, Cancer Research UK may initiate up to two additional cohorts. Each cohort will evaluate 16 patients with a specified tumor type determined using the results of the MT1-MMP IHC TMA analysis. The endpoints for the Phase IIa part of this clinical trial are safety and preliminary efficacy in patients with tumors expressing MT1-MMP.

Our Collaborations

We have entered into several collaborations, predominantly focused on indications beyond our internal focus in oncology to leverage the broad applicability of Bicycles. Our strategic collaborations are based on the ability of Bicycles to address a wide variety of targets and we are working with collaborators with deep therapeutic expertise outside of oncology to enable us to more efficiently develop novel medicines for patients.

Ionis

On December 31, 2020, we entered into an evaluation and option agreement, or the Evaluation and Option Agreement, with Ionis Pharmaceuticals, Inc., or Ionis, pursuant to which Ionis had the option, or the Ionis Option, to obtain an exclusive license to our intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of the Company’s platform technology. Ionis paid a non-refundable $3.0 million payment that was fully creditable against the upfront payment to be paid upon the execution of a license agreement.

On July 9, 2021, we and Ionis entered into a collaboration and license agreement, or the Ionis Collaboration Agreement, following the exercise on July 9, 2021 by Ionis of the Ionis Option. Pursuant to the Ionis Collaboration Agreement, we granted to Ionis a worldwide exclusive license under our relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor), or TfR1 Bicycles, intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, we have the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party will be responsible for optimization of such TfR1 Bicycles and other research and discovery activities related to TfR1 Bicycles, as specified by a research plan, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. We will perform research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. For certain research and discovery activities that we are responsible for performing, we may use the assistance of a contract research organization, or CRO. We have retained certain rights, including the right to use TfR1 Bicycles for all non-oligonucleotide therapeutic purposes.

The activities under the Ionis Collaboration Agreement are governed by a joint steering committee, or JSC with an equal number of representatives from us and Ionis. The JSC will oversee the performance of the research and development activities. Upon first commercial sales of a licensed product, the JSC will have no further responsibilities or authority under the Ionis Collaboration Agreement.

Under the Ionis Collaboration Agreement, Ionis made a non-refundable upfront payment of $31.0 million in addition to the $3.0 million already paid under the Option and Evaluation Agreement. Additionally, Ionis is obligated to reimburse us on a pass-through basis for expenses incurred in connection with research and discovery activities performed by a CRO. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline, it can make up to three separate payments of a mid-single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a low-single-digit million dollar payment upon acceptance of an investigational new drug application, or IND, for the first product directed to such collaboration target (provided that Ionis will have a high single-digit million dollar credit to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, we are also eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. We are also entitled to receive tiered royalty payments on net sales at percentages in the low single digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

Either party may terminate the Ionis Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Ionis may terminate the Ionis Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable target, either in its entirety or on a target-by-target basis.

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, we entered into a share purchase agreement, or the Ionis Share Purchase Agreement, with Ionis, pursuant to which Ionis purchased 282,485 of our ordinary shares, at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million. Pursuant to the terms of the Ionis Share Purchase Agreement, Ionis has agreed not to, without our prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of our outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving us, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us, collectively, the Standstill Restrictions. The Standstill Restrictions will expire on the 18-month anniversary of the Ionis Share Purchase Agreement.

The Ionis Share Purchase Agreement also provides that, subject to limited exceptions, Ionis will hold and not sell any of the Ionis Shares until the earlier of (i) the first anniversary of the closing of the sale of the shares under the Ionis Share Purchase Agreement, or the Closing Date, and (ii) the termination of the Ionis Collaboration Agreement pursuant to its terms (provided, however, that in the event the termination of the Ionis Collaboration Agreement occurs less than six months after the Closing Date, Ionis shall hold and will not sell or otherwise enter into a transaction regarding the Ionis Shares until at least the date that is six months after the Closing Date).

Genentech

On February 21, 2020, we entered into a Discovery Collaboration and License Agreement with Genentech, or the Genentech Collaboration Agreement. The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple I-O targets suitable for Genentech to advance into further development and commercialization.

Under the terms of the Genentech Collaboration Agreement, we received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing our phage screening technology to identify product candidates aimed at two I-O targets, or Genentech Collaboration Programs, which may also include additional discovery and optimization of Bicycles as a targeting element for each Genentech Collaboration Program, or each a Targeting Arm. Genentech has the option to nominate up to two additional I-O targets, or each an Expansion Option, which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech will pay us an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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

In October 2021, Genentech exercised an Expansion Option to add an additional Genentech Collaboration Program and paid to us an expansion fee of $10.0 million during the year ended December 31, 2021. Genentech also elected for us to perform discovery and optimization services for a Targeting Arm, and we are entitled to receive an additional payment of $1.0 million for additional research services.

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

Cancer Research UK

BT1718

In December 2016, we entered into a clinical trial and license agreement with Cancer Research UK and Cancer Research Technology Ltd., a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, or the Cancer Research UK Agreement. Pursuant to the agreement, as amended in March 2017 and June 2018, Cancer Research UK Centre for Drug Development will sponsor and fund a Phase I/IIa clinical trial of our product candidate, BT1718, in patients with advanced solid tumors.

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

The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party). Cancer Research UK may terminate the arrangement for safety reasons or if it determines that the objectives of the clinical trial will not be met. We were obligated to reimburse Cancer Research UK for certain costs if the Cancer Research UK agreement was terminated by Cancer Research UK prior to the completion of the dose escalation (Phase I) part of the clinical trial for an insolvency event of, or material breach by, us or upon termination for safety reasons or if Cancer Research UK determined that the objectives of the clinical trial would not be met, however, these reimbursement obligations expired unexercised upon the completion of the Phase I portion of the clinical trial in 2020. If we are subject to a change in control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party prior to the last cycle of treatment under the Phase IIa clinical trial, we will reimburse Cancer Research UK in full for all costs paid or committed in connection with the clinical trial and no further license payments, where applicable, shall be due. In such case, Cancer Research UK will not be obliged to grant a license to us in respect of the results of the clinical trial and we will assign or grant to CRTL an exclusive license to develop and commercialize the product without CRTL being required to make any payment to us.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the study is terminated by us prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by us prior to the start of a clinical trial, we will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where we are acquired by an entity that generates its revenue from the sale of tobacco products, Cancer Research UK will not be obliged to grant a license to us in respect of the results of the clinical trial and we will assign or grant to Cancer Research Technology Limited an exclusive license to develop and commercialize the product without Cancer Research Technology Limited being required to make any payment to us.

AstraZeneca

In November 2016, we entered into a research collaboration agreement with AstraZeneca AB, or the AstraZeneca Collaboration Agreement. The collaboration is focused on the research and development of Bicycle peptides that bind to an undisclosed number of biological targets for the treatment of respiratory, cardiovascular and metabolic diseases. After discovery and initial optimization of such Bicycle peptides, AstraZeneca will be responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca receives development, commercialization and manufacturing license rights with regard to any selected drug candidate(s).

Under the AstraZeneca Collaboration Agreement, Bicycle performed research activities, under mutually agreed upon research plans. The research plans include two discrete parts, on a research program by research program basis: (i) the Bicycle Research Term, which is focused on the generation of Bicycle peptide libraries using our peptide drug discovery platform, to be screened against selected biological targets, with the goal of identifying compounds that meet agreed criteria set by the parties, and (ii) the AZ Research Term, during which AstraZeneca may continue research activities with the goal of identifying compounds that satisfy the relevant pharmacological and pharmaceutical criteria for clinical testing. Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two for the AZ Research Term. AstraZeneca may extend the research term for each research program by twelve months (or fifteen months, if needed to complete certain toxicology studies). The research term for a specific program can be shorter if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca.

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

Either party may terminate the AstraZeneca Collaboration Agreement if the other party has materially breached or defaulted in the performance of any of its material obligations and such breach or default continues after the specified cure period. In the event of a breach, the AstraZeneca Collaboration Agreement may be terminated in its entirety, or, if the breach is limited to a country or countries, with respect to the country or countries to which the breach applies. Either party may terminate the AstraZeneca Collaboration Agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. AstraZeneca may terminate the AstraZeneca Collaboration Agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

Under the AstraZeneca Collaboration Agreement, AstraZeneca was granted an option to nominate additional targets on the same contractual terms as the initial targets. In May 2018, AstraZeneca made an irrevocable election to exercise the additional target option, giving AstraZeneca the option to designate additional targets, for $5.0 million that was paid by AstraZeneca to us in January 2019. As of December 31, 2021, two research program are in the AZ Research Term, and the remainder of the AstraZeneca collaboration programs have been terminated.

Oxurion

In August 2013, we entered into a research collaboration and license agreement, or the Oxurion Collaboration Agreement, with Oxurion NV, or Oxurion, which agreement was amended in November 2017. Under the Oxurion Collaboration Agreement, we were responsible for identifying Bicycle peptides related to the collaboration target, human plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by us. THR-149 was selected as a development compound under the Oxurion collaboration agreement. We granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion collaboration agreement provides for certain milestone payments to us upon the achievement of specified research, development, regulatory and commercial milestones. More specifically, for each collaboration compound, we are eligible to receive up to €8.3 million in research and development milestone payments, from which we have received €3.8 million as of December 31, 2021, in connection with the development of THR-149, and up to €16.5 million in regulatory milestone payments (e.g., €5 million for granting of first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, we would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales. Royalty payments are subject to certain reductions. Also, if Oxurion grants a sublicense to a third party for rights to the program for non-ophthalmic use prior to the filing of an IND, we would be entitled to receive payments in the double digits (no higher than first quartile) based on a percentage of non-royalty sublicensing income. If Oxurion grants a sublicense to a third party for rights to the program for non-opthalmic use after the filing of an IND, we would be entitled to receive payments of mid-single digits to low teen-digits.

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

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Bicycle platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, which are directed to the use of our Bicycle platform and composition of matter involved in the platform, composition of matter and use of product candidates, and other inventions that are important to our business. As of December 31, 2021, we had four patent families directed to novel scaffolds, and 15 patent families directed to our platform technology, including the composition of matter of Bicycle binders and method of treatment of related indications, including cancer. For example, a patent family directed to the composition of matter of Bicycle binders and method of treatment of related indications, including cancer, was issued in the United States and Europe, and is pending in several other jurisdictions. The issued patents from this family, and the pending patent applications if issued, are expected to expire in 2034, before patent term extensions, if any. As of December 31, 2021, we had 88 patent families directed to bicyclic peptides and related conjugates, and 15 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. For example, we have (i) at least two patent families directed to the composition of matter of one of our product candidates, BT1718, and methods of use for treating cancer, which are pending in certain jurisdictions, and if issued, would expire in 2035 and 2037, respectively, before patent term extensions, if any; (ii) at least two patent families directed to the composition of matter our product candidate, BT5528, and methods of use for treating cancer, which are pending in certain jurisdictions, and if issued, would expire in 2038 and 2040, respectively, before patent term extensions, if any; and (iii) at least two patent families directed to the composition of matter our product candidate, BT8009, and methods of use for treating cancer, which are pending in certain jurisdictions, and if issued, would expire in 2039 and 2041, respectively , before patent term extensions, if any. We also rely on trade secrets and know-how that may be important for the development of our business. This includes aspects of our proprietary technology platform and our continuing technological innovation to develop, maintain, and strengthen our position in the field of peptide, peptidomimetic, and small molecule-based therapeutics. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

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

Company-Owned Intellectual Property

As of December 31, 2021, our patent portfolio included four patent families directed to novel scaffolds, 15 patent families directed to our platform technology, 88 patent families directed to bicyclic peptides and related conjugates, and 15 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. In total, as of December 31, 2021, we owned about 88 patents in the United States and in foreign jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore, with terms expiring at various dates in February 2029 to February 2039 exclusive of potential patent term adjustment and/or patent term extension.

In addition, as of December 31, 2021, we had about 402 patent applications pending in the United States and in foreign jurisdictions, such as Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore, Taiwan, and Venezuela, as well as pending international applications under the Patent Cooperation Treaty, or PCT, and any patents that may be issued from these patent applications are generally expected to have terms that will expire at various dates in February 2029 to December 2042, subject to possible patent term extensions and/or patent term adjustments.

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

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Seagen, which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies. In addition, we are aware that technologies for drug discovery, including peptide-based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

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

We currently engage five third-party manufacturers to provide both clinical supplies and non-clinical supplies of our candidate drug substance, and three third-party manufacturers to provide fill-finish services. Projects are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process.

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

Europe/Rest of World Regulation

In addition to regulations in the United States, there are a variety of regulations in other jurisdictions governing, among other things, clinical trials, commercial sales and distribution of medicinal products. Even if FDA approval of a particular product is obtained, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Previously, in the European Union, pursuant to the EU Clinical Trials Directive 2001/20/EC, a clinical trial application had to be submitted to each country’s national regulatory authority in which the clinical trial was to take place, together with an independent ethics committee, much like the FDA and IRB, respectively. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on January 31, 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single application for approval of a clinical trial via the EMA's Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned. Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of certain healthcare providers, healthcare clearinghouses and health plans, known as covered entities, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity or another business associate. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the provision commonly referred to as the Physician Payments Sunshine Act imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.

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

There have been judicial, executive branch and Congressional challenges to certain aspects of the ACA. President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2021 unless additional Congressional action is taken. However, pursuant to certain COVID-19 relief legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development, or OECD, countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021. However, as a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit, and the United Kingdom officially withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union, was agreed upon in December 2020 and formally entered into force on May 1, 2021.

Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations, though Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures. A separate marketing authorization will be required to market drugs in Great Britain. However, for two years from January 1, 2021, the United Kingdom’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the United Kingdom, Great Britain or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The data exclusivity periods in the United Kingdom are currently in line with those in the European Union, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future.

Orphan designation in Great Britain following Brexit is, unlike in the European Union, not available pre-marketing authorization. Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan drug designation are essentially identical to those in the European Union but based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the European Union will be designated as such in Great Britain.

The European Union’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation, which enter into application on January 31, 2022. The MHRA has opened a consultation on proposed revisions to U.K. clinical trials legislation, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union.

Employees and Human Capital

As of December 31, 2021, we had 119 full-time or part-time employees, including 41 with M.D. or Ph.D. degrees. Of these employees, 88 employees are engaged in research and development activities and 31 employees are engaged in general and administrative activities. Our employees are primarily based at the locations of our office and laboratory facilities: 79 are located in the United Kingdom and 40 are located in Massachusetts, U.S.A. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Compensation and Benefits

We consider a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with salaries and bonuses intended to be competitive for our industry and geographic locations, opportunities for equity ownership, development programs that enable continued learning and growth and a robust benefits package to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we have conducted employee surveys to gauge employee engagement and identify areas of future focus for our human capital practices and benefits offerings.

Diversity, Equity and Inclusion (DEI)

We believe a diverse workforce is critical to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws.  We understand that varied perspectives lead to the best ideas and outcomes. We believe that by creating a workplace where every individual can feel welcome and valued, we will be better able to achieve our corporate objectives. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior and are annually trained to help prevent, identify, report, and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement is based on qualifications, performance, skills, and experience without regard to gender, race, or ethnicity.

In 2021, we formed a cross-functional Diversity, Equity, and Inclusion (“DEI”) task force. The task force is assessing key DEI metrics and benchmarks and is exploring the development of a DEI roadmap.

Corporate Information

In 2009, we were incorporated as a limited liability company under the laws of England and Wales. In 2017, we effected a reorganization to create a new holding company which, in connection with our IPO, was re-registered as a public limited company named Bicycle Therapeutics plc. Bicycle Therapeutics plc is the parent company of three wholly owned subsidiaries, two of which are based in Cambridge, England and one of which has its principal office in Lexington, Massachusetts, that carry on our business.

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

Item 1A.Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our American Depositary Shares, or ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Summary of Selected Risks Associated with Our Business

The following is a summary of the principal risks associated with an investment in our ADSs:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.

●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugate, or BTC, and Bicycle tumor-targeted immune cell agonist®, or Bicycle TICA™, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.

●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
●	The ongoing COVID-19 pandemic could impact our business.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $66.8 million, $51.0 million and $30.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $218.4 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BTC and Bicycle TICATM programs and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

Our revenue to date has been primarily generated from our research collaborations with Ionis Pharmaceuticals, Inc. or Ionis, Genentech Inc. or Genentech, Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca, and Oxurion NV, or Oxurion. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash and cash equivalents of $438.7 million as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, including the unanticipated impacts of the ongoing COVID-19 pandemic, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The COVID-19 pandemic, which continues to cause a broad impact globally, may materially affect us economically. While the long-term economic impact of the pandemic is difficult to assess or predict, it has caused significant disruptions to the global financial markets and may reduce our ability to access capital, which could in the future negatively affect our liquidity.

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

We are party to a secured term loan facility with Hercules. As of December 31, 2021, our outstanding borrowings under this facility totaled $30.0 million. We may borrow an additional term loan of $10.0 million through March 15, 2022. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of December 31, 2021, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules, and we may borrow up to an additional $10.0 million in the aggregate under the Loan Agreement through March 15, 2022. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BTC and Bicycle® TICA programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

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

Our ability to successfully commercialize our BTCs, Bicycle TICAs, and our other product candidates will depend on, among other things, our ability to:

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

We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.

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

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. The ongoing COVID-19 pandemic, including many jurisdictions’ shelter-in-place, stay-at-home and similar restrictions, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Although some jurisdictions have relaxed such restrictions amid ongoing vaccination against the SARS-CoV-2 virus, previously relaxed restrictions may be re-instituted. Ongoing, new or re-imposed COVID-19-related shelter-in-place, stay-at-home and similar restrictions, site closures, travel limitations and supply chain interruptions, or infection of site personnel or trial patients with COVID-19, may also reduce our or our collaboration partners’ abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our and our suppliers’ abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

In addition, our ability to conduct clinical trials has been and may continue to be affected by the ongoing COVID-19 pandemic. For example, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK in the United Kingdom temporarily paused enrollment of new patients due to the ongoing COVID-19 pandemic during the first half of 2020. While the pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway, changes in circumstances related to the ongoing COVID-19 pandemic could result in future pauses in or other impacts on enrollment. Further clinical site initiation and patient enrollment may be delayed if the COVID-19 pandemic is exacerbated or persists for an extended period of time or if additional new variants of COVID-19 emerge, due to prioritization of hospital resources toward the COVID-19 pandemic. Some key clinical trial activities, such as clinical trial site monitoring, may also be impacted due to continued or reinstated limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of BT5528, BT8009 and BT7480 and the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK are ongoing, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. Additionally, notwithstanding vaccination efforts and the lifting or relaxation of widespread restrictions on movement imposed early in the pandemic, the ongoing COVID-19 pandemic may negatively impact our ability to enroll participants in future or later stage trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, our ability to enroll trial participants, including as a result of the ongoing COVID-19 pandemic and notwithstanding vaccination efforts, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. BT5528, a BTC targeting EphA2, has been dosed up to what we believe, based on pre-clinical studies, is toward the top of the therapeutic range, with treatment-related adverse events that were grade-3 or above of transient neutropenia, anemia, pneumonitis, fatigue, ileus, tumor lysis syndrome, and acute tubular necrosis secondary to dehydration observed in the Phase I portion of the ongoing Phase I/II trial. In the ongoing Phase I/II trial of BT8009, a second-generation BTC targeting Nectin-4, the following treatment-related adverse events that were grade-3 or above have been observed to date: anemia, neutropenia, hypertension, hypokalemia, and fatigue. In addition, BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, has been well tolerated to date in the Phase I portion of a company-sponsored Phase I/II clinical trial. As of January 22, 2022, the most recent date for which information has been provided by Cancer Research UK, the most common treatment-related adverse events (>15%, n=50) in subjects exposed to BT1718 in the ongoing Phase I/IIa clinical trial were anemia, diarrhea, nausea, vomiting, fatigue, alanine aminotransferase increase, aspartate aminotransferase increase, decreased appetite, peripheral neuropathy, and weight decrease.

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

Four of our product candidates are currently undergoing safety testing in the form of Phase I/IIa or Phase I/II clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT5528, BT8009, BT7480, BT1718 or any other of our product candidates are safe in humans.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply.  A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union, was agreed upon in December 2020 and formally entered into force on May 1, 2021.

The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear as to whether the Medicines & Healthcare Products Regulatory Agency, or MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Brexit may influence the attractiveness of the United Kingdom as a place to conduct clinical trials. The European Union’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation, which entered into application on January 31, 2022. The MHRA has opened a consultation on proposed revisions to U.K. clinical trials legislation, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union. Failure of the United Kingdom to closely align its regulations with the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the United Kingdom. Pursuant to the Regulation, clinical trial data arising from a clinical trial site in a country outside of the EEA that is used in applications for clinical trial approval in the European Union must adhere to standards that are equivalent to those found in the Regulation. In the short term, there will be few changes to clinical trials that only have sites in the United Kingdom. The MHRA has confirmed that the sponsor of a clinical trial can be based in the EEA for an initial period following Brexit. Further investigational medicinal products can be supplied directly from the European Union/EEA to either a trial site or a distribution hub in Great Britain. Such products will require oversight by the holder of a U.K. Manufacturing and Import Authorisation but do not currently require recertification. The United Kingdom is now a “third country” for the purpose of clinical trials that have sites in the EEA. For such trials the sponsor/legal representative must be based in the EEA, and the trial must be registered on the EU Clinical Trials Register (including data on sites outside of the EEA).

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of BT5528, BT8009, BT7480, BT1718 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Seagen, Inc, which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies.

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

We or our collaborators will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our and our collaborators’ ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to our product candidates.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning, in part, that it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product, and the price of the branded product may be lowered.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various U.S. federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

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

●	the U.S. federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to U.S. state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2031 unless additional Congressional action is taken. However, pursuant to certain COVID-19 relief legislation these Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. In response, the FDA concurrently released a final rule guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period and was scheduled to begin on January 1, 2021 and end on December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. Additionally, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers the implementation of which have also been delayed until January 1, 2023. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects

Risks Related to Our Business and Our International Operations

The ongoing COVID-19 pandemic could impact our business.

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

In response to the COVID-19 pandemic, many state, local and foreign governments, including the United Kingdom and the United States, initially put in place quarantines, executive orders, shelter-in-place or stay-at-home orders and similar government orders and restrictions, including social distancing requirements, occupancy limitations and mask mandates, in order to control the spread of the disease. While most of these initial restrictions have since been relaxed, new or renewed restrictions have been imposed from time to time as a result of continually evolving incidence and rates of infection, including in light of new variants of the SARS-CoV-2 virus that causes COVID-19. Such new or reinstated orders or restrictions, or the perception that such orders or restrictions could occur or continue for a protracted period of time, could result in additional business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and those of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business. Despite the rollout of vaccines, the timing of and ultimate efficacy of vaccinations, complete lifting of movement restrictions, and full reinstitution of in-person events is unknown.

We have implemented plans that allow our non-laboratory based employees to return to the office, however, many non-laboratory based employees continue to work remotely. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to reverse any efforts to return to the office in the future. Additionally, we may experience disruptions if our employees become ill, despite the availability of vaccines, and are unable to perform their duties. The effects of any of current or future work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

The collection and use of personal data (including health-related personal data) in the EEA, is governed by the provisions of the EU General Data Protection Regulation 2016/679, or GDPR, which became effective and enforceable across all then-current member states of the EEA on May 25, 2018. Also, notwithstanding the United Kingdom’s withdrawal from the European Union, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). Accordingly, references in this section to the GDPR are also deemed to be references to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise.

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

In addition, European data protection laws, such as the GDPR, prohibit the transfer of personal data from the EEA, United Kingdom and Switzerland to the United States and other countries, known as “third countries,” in respect of which there is no “adequacy decision” issued under the GDPR unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the United States was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. On July 16, 2020, the Court of Justice of the European Union, or CJEU, in a decision known as “Schrems II,” invalidated the EU-U.S. Privacy Shield, under which personal data could be transferred from the EEA and the United Kingdom to U.S. entities that had self-certified under the Privacy Shield. To align with the CJEU’s decision in respect of the EU-U.S. Privacy Shield, the U.K. government similarly confirmed that use of the EU-U.S. Privacy Shield was not a valid mechanism for lawful personal data transfers from the United Kingdom to the United States under the UK GDPR, and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield regime was also inadequate for the purposes of personal data transfers from Switzerland to the U.S. entities who had self-certified under the Swiss Privacy Shield.

The Schrems II decision also cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the United States and other third countries.

On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These had to be used for all new transfers of personal data from the EEA to third countries starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. Furthermore, the UK government has published an International Data Transfer Agreement, or IDTA, and an addendum to the European Commission’s Standard Contractual Clauses, each of which may serve as the approved-form standard protection clauses that can be used as a transfer mechanism for data transfers to third countries under the UK GDPR. It is currently expected that these new UK GDPR-specific transfer mechanisms will come into force on March 21, 2022, need to be used for all new contracts and transfers from September 21, 2022, and used in all new and existing contracts and transfers from March 21, 2024 onwards. The implementation of these new European Commission’s Standard Contractual Clauses and new UK GDPR-specific transfer mechanisms, together, Transfer Mechanisms, will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

Use of both the existing and new forms of these Transfer Mechanisms must, following the Schrems II decision, be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and supplementary technical, organizational and/or contractual measures may need to be put in place.

At present, there are few if any viable alternatives to these Transfer Mechanisms for many transfers, and there remains some uncertainty with respect to the nature and efficacy of any supplementary measures to effectively ensure an adequate level of protection of transferred personal data. As such, our transfers of personal data to the United States and other third countries may not comply with European data protection law and may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including fines of up to 4% of annual global revenue or €20.0 million (and/or in respect of the UK GDPR, £17.5 million), whichever is higher, and injunctions against transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where these Transfer Mechanisms can and cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate and/or engage providers and/or otherwise transfer personal data, it could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Furthermore, following Brexit, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as the European Commission’s Standard Contractual Clauses, to enable transfers of personal data from the EEA to the United Kingdom to continue.

Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the UK GDPR with effect from January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations (each regime separately having the ability to fine up to the higher of €20.0 million/£17.5 million or 4% of an undertaking’s total global annual turnover). Also, following the expiry of the post-Brexit transitional arrangements, the U.K. Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

.

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

On November 20, 2020, we announced that we entered into a settlement and license agreement with Pepscan Systems B.V. regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies have agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. We paid €3 million in November 2020, paid €1 million on the first anniversary of the date of settlement, and will make potential additional payments to Pepscan based on achievement of specified clinical, regulatory and commercial milestones.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. For example, Cancer Research UK currently sponsors and funds the Phase I/IIa clinical trial of BT1718 in patients with advanced solid tumors. We also utilize CROs to perform toxicology studies related to our preclinical activities. While we will have agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance. Given the breadth of clinical therapeutic areas for which we believe Bicycles may have utility, we intend to continue to rely on external service providers rather than build internal regulatory expertise.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 31, 2021, our patent portfolio included four directed to novel scaffolds, 15 patent families directed to our platform technology, 88 patent families directed to bicyclic peptides and related conjugates, and 15 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2021, our trademark portfolio consisted of 46 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

For example, our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, or Immatics, a German company, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for “TICA” will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark application for “TICA” in Japan and registration in the European Union were filed via the Madrid system using the U.K. applications, so the decision by the U.K. Intellectual

Property Office will have a parallel effect on those respective national rights. Our trademark application for “TICA” in the United States has been abandoned.

Risks Related to Employee Matters and Managing Growth

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities.  As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication.  These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data.  In addition, due to the ongoing COVID-19 pandemic, we have enabled our non-laboratory-based employees to work remotely, which may make us more vulnerable to cyberattacks. We have been the target of cyber-attacks in the past.  For example, in 2019 we were targeted in a phishing incident, which included email accounts being accessed by unauthorized third parties.  Promptly after discovery, we performed third-party investigations and as there was no evidence of access or acquisition of any personal information as a result of the incident, we believe that no further action was required under U.K, EU (GDPR) or U.S. federal or state law.  There was no material impact to our business or financial condition.  While we believe we responded appropriately, including implementing remedial measures to stop the cyber-attacks and with the goal of preventing similar ones in the future, there can be no assurance that we will be successful in these remedial and preventative measures or successfully mitigating the effects of future cyber-attacks.  Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems.  Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects.  In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to respond appropriately to such breaches and to implement further data protection measures. We are aware that some public companies have recently received Civil Investigative Demands from the Federal Trade Commission, or FTC, requesting information and documents following disclosures of privacy or security incidents in SEC filings. The FTC has taken the position that inadequately disclosing privacy and security incidents in SEC filings may be a deceptive business practice, and the FTC has relied on SEC filings as a launching pad for incident investigations even where the filings were not inadequate.  We cannot be certain that the FTC will consider our disclosure adequate or that the FTC will not rely on our disclosure to initiate an incident investigation.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, and (4) laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, bribery and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or collaborator misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Further, because of the work-from-home policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. We have adopted a code of conduct and business ethics to which all of our employees must adhere, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through February 24, 2022, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were not a PFIC in the 2021 taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.

As an entity incorporated and tax resident in the United Kingdom, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. Subject to numerous utilization criteria and restrictions (including the Corporate Income Loss Restriction and the Corporate Capital Loss Restriction that, broadly, restrict the amount of carried forward losses that can be utilized to 50% of group profits or gains arising above £5.0 million per tax year, we expect losses to be eligible for carry forward and utilization against future operating profits. In addition, if we were to have a major change in the nature of the conduct or the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a small or medium-sized enterprise under the SME Program, based on size criteria concerning employee headcount, turnover and gross assets. The U.K. Finance Act 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. Additionally, on October 27 2021, the U.K. Government announced its intention to introduce (following consultation) further restrictions to the U.K. research and development relief programs, refocusing such programs towards innovation in the United Kingdom. Such restrictions (if enacted) would limit claims that we may make under the existing relief programs in respect of research and development subcontracted to a third party (and, in the case of the RDEC Program, in respect of contributions made to a qualifying body) where such third party (or qualifying body) performs the work outside of the United Kingdom, and expenditure incurred on externally provided workers that are not paid through U.K. payroll. Future changes to the U.K. research and development tax relief programs may be made which mean we no longer qualify or which impact on the extent to which we can make claims.

We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10%. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be taxed at this tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

Future changes to tax laws could materially adversely affect our company and reduce net returns to our shareholders.

The tax treatment of the company is, and our ADSs and ordinary shares are, subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project (including “BEPS 2.0”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

As a U.S. public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel currently devote and will continue to devote a substantial amount of time to these compliance initiatives. In addition, based on the market value of our ADSs held by non-affiliates as of June 30, 2021, we ceased being an emerging growth company on December 31, 2021. As a large accelerated filer, we have and will continue to incur additional accounting and other expenses, including those related to compliance with Section 404 of the Sarbanes-Oxley Act, or Section 404. In order to comply with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting. We will need to continue to dedicate internal resources, and potentially engage outside consultants to continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If these compliance activities divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations, ADS price and prospects.

The increased costs associated with being a public company and complying with applicable rule and regulations will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. Additionally, being a public company has made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Our management is required to assess the effectiveness of our controls over financial reporting annually. Pursuant to Section 404, we are also required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an emerging growth company and a smaller reporting company with less than $100.0 million of revenue, we historically were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. These exemptions no longer apply to us or to this Annual Report on Form 10-K. Any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.       PROPERTIES.

We occupy approximately 13,500 rentable square feet of office and laboratory space in Cambridge, United Kingdom under a lease that expires in December 2026, a second office and laboratory space in Cambridge, United Kingdom of approximately 45,000 rentable square feet under a lease agreement that expires in December 2031, which may be cancelled after five years, and may be renewed for 10 years, also cancelable in the fifth year of the extension. We also lease an additional 11,000 rental square feet of office and laboratory space in Lexington, Massachusetts under a lease that expires in December 2022, with a five-year extension option. We believe that our office and laboratory spaces are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below, we are not currently subject to any material legal proceedings.

European Patent Opposition Proceedings

In May 2017, we and Oxurion NV filed a notice of opposition in respect of Dyax Corp’s European patent 1 854 477, which contained the following claim 1 (among other claims): “A composition comprising at least one peptide that inhibits plasma kallikrein for the use in the treatment of ophthalmic disorders in a patient in need thereof.” Dyax Corp subsequently filed a Main Request to replace the granted claims with a claim scope which was limited to a specific consensus sequence. Oral proceedings were held on October 15, 2019, and the European Patent Office issued a decision to restrict the claims of European patent 1 854 477 to specific peptides and to two specific ophthalmic disorders (namely macular oedema and retinal vein occlusion). Oxurion filed an appeal against this decision at the EPO Technical Board of Appeal to challenge any action from Dyax Corp to broaden the current claims, and the date for the hearing of this appeal has been scheduled for November 15, 2022.

In January and February 2019, we, Oxurion and a further anonymous party filed a notice of opposition in respect of Dyax Corp’s European patent 2 374 472, which is a divisional filing of European patent 1 854 477. Claim 1 of this divisional patent reads as follows: “A composition comprising at least one plasma kallikrein inhibitor for the use in the treatment of an ophthalmic disorder.” This patent was revoked by the Opposition Division during Oral Proceedings before the European Patent Office on March 11, 2021 and the written decision was issued on May 3, 2021. The deadline for Dyax to appeal this decision was two months from the date of the written decision. On August 17, 2021, the European Patent Office issued a communication indicating that no appeals were filed within the time limit meaning that the decision to revoke the patent is final.

Trademark Opposition Proceedings

Our U.K. trademark application for “TICA” has been successfully opposed by Immatics Biotechnologies GmbH, a German company, or Immatics, following a decision of the U.K. Intellectual Property Office on April 1, 2021. The decision was based on Immatics’ earlier registered rights for the trademarks “TCER” and “TiCR”. As a result of the decision, our U.K. trademark application for “TICA” will no longer continue to apply to the majority of goods and services for which we originally applied, including pharmaceutical products and pharmaceutical preparations being used in relation to oncology. Our trademark applications for “TICA” in the United States and Japan and registration in the European Union were filed via the Madrid system using the U.K. application as a base and accordingly, in the absence of making separate national trademark applications, the decision by the U.K. Intellectual Property Office will have a parallel effect on those respective national rights. Our trademark application for “TICA” in the United States has been abandoned.

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

Holders of Ordinary Shares

As of February 24, 2022, there were approximately 63 holders of record of our ordinary shares and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "—Liquidity and Capital Resources" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021.

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

Our product candidates BT5528, BT8009, and BT1718 are each a Bicycle® Toxin Conjugate, or BTC™. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our product candidates BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA, are ongoing. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs include collaborations in immuno-

oncology, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

COVID-19 Business Update

In 2020, with the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees, customers and our business. While we continue to experience limited financial and operational impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the ongoing COVID-19 situation as we evolve our business continuity plans and response strategy. Our laboratories in the United Kingdom and the United States remain operational. We have implemented plans that allow non-laboratory based employees to return to the office, with a focus on employee safety and optimal work environment. However, many non-laboratory based employees continue to work remotely. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to suspend or reverse efforts to return to the office in the future.

Clinical Development

With respect to clinical development, our CROs have taken measures to utilize remote and virtual approaches, as necessary, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. While we have not experienced a material impact to our business, during the first half of 2020, all clinical sites for the Phase I/IIa trial of BT1718 being conducted by CRUK in the United Kingdom temporarily paused enrollment of new patients due to the COVID-19 pandemic. The pause in enrollment was lifted during the second quarter of 2020 and patient enrollment in the Phase IIa portion of the clinical trial remains underway. We are also currently enrolling patients in ongoing Phase I/II clinical trials for BT5528, BT8009 and BT7480. Clinical trial sites have remained open and activities are ongoing. However, changes in circumstances related to the ongoing COVID-19 pandemic could result in future pauses in or other impacts on enrollment. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the ongoing COVID-19 pandemic. If the COVID-19 pandemic is exacerbated or persists for an extended period of time, or if additional new variants of COVID-19 emerge, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through December 31, 2021, we have received gross proceeds of $557.6 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, follow-on offering and at-the-market, or ATM, offering program; and $124.2 million of cash payments under our collaboration revenue arrangements, including $46.6 million from Ionis, $43.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi, $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, or Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $66.8 million, $51.0 million and $30.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $218.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company and large accelerated filer.

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

As of December 31, 2021, we had cash and cash equivalents of $438.7 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT5528, BT8009, BT7480 and BT1718; (ii) initiate clinical trials for our product candidates, including BT7455; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progressing the preclinical and clinical development of BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;

●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our portfolio of product candidates. We also expect to incur increased expenses associated with being a public company and large accelerated filer, including costs of accounting, audit, information systems, legal, intellectual property, regulatory and tax compliance services, director and officer insurance costs and investor and public relations costs.

Other Income (Expense)

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents held in operating accounts.

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

Benefit From Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The benefit from income taxes presented in our consolidated statements of operations and comprehensive loss is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2021.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $120.3 million and $72.0 million as of December 31, 2021 and 2020, respectively.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Collaboration revenues	$11,697	$10,390	$13,801
Operating expenses:
Research and development	44,880	33,149	25,540
General and administrative	32,435	29,201	14,560
Total operating expenses	77,315	62,350	40,100
Loss from operations	(65,618)	(51,960)	(26,299)
Other income (expense):
Interest income	120	683	814
Interest expense	(2,984)	(457)	—
Other expense, net	—	—	(5,377)
Total other income (expense), net	(2,864)	226	(4,563)
Net loss before income tax provision	(68,482)	(51,734)	(30,862)
Benefit from income taxes	(1,663)	(724)	(254)
Net loss	$(66,819)	$(51,010)	$(30,608)

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended
	December 31,
	2021	2020	Change

	(in thousands)
Collaboration revenues	$11,697	10,390	$1,307
Operating expenses:
Research and development	44,880	33,149	11,731
General and administrative	32,435	29,201	3,234
Total operating expenses	77,315	62,350	14,965
Loss from operations	(65,618)	(51,960)	(13,658)
Other income (expense):
Interest income	120	683	(563)
Interest expense	(2,984)	(457)	(2,527)
Total other income (expense), net	(2,864)	226	(3,090)
Net loss before income tax provision	(68,482)	(51,734)	(16,748)
Benefit from income taxes	(1,663)	(724)	(939)
Net loss	$(66,819)	(51,010)	$(15,809)

Collaboration Revenues

Collaboration revenues increased by $1.3 million in the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase of $4.2 million from our collaboration with Ionis entered into in July 2021 and an increase of $0.8 million from our collaboration with Genentech entered into in February 2020, offset by a $2.4 million decrease related to our collaboration with Oxurion due to a milestone achieved for the initiation of a Phase II trial of THR-149 in 2020, and a decrease of $1.3 million from our collaboration arrangement with AstraZeneca as AstraZeneca exercised its right to terminate a collaboration program, which resulted in the recognition of revenue of $1.5 million in 2020 for amounts allocated to a material right when an option expired.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	December 31,
	2021	2020	Change

	(in thousands)
BT1718 (MT1)	$760	$743	$17
BT5528 (EphA2)	5,380	5,893	(513)
BT8009 (Nectin‑4)	7,656	5,037	2,619
Bicycle tumor-targeted immune cell agonists	6,008	4,208	1,800
Other discovery and platform related expense	15,519	10,480	5,039
Employee and contractor related expenses	17,133	11,927	5,206
Share-based compensation	4,974	2,603	2,371
Facility expenses	1,443	1,384	59
Research and development incentives	(13,993)	(9,126)	(4,867)
Total research and development expenses	$44,880	$33,149	$11,731

Research and development expenses increased by $11.7 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase of $9.0 million in direct program spend, primarily associated with increased clinical program development expenses for BT8009, Bicycle TICA, and other discovery and platform related expenses, including costs of our collaboration agreements and U.K. government grant activities, an increase of $5.2 million in employee and contractor related expenses attributable to increased headcount and an increase of $2.4 million of incremental share-based compensation expense. These increases were offset by a $4.9 million increase in research and development incentives, including U.K. research and development tax credit reimbursement due to the corresponding increase in research and development spending in the United Kingdom and $2.3 million associated with U.K. government grants.

We begin to separately track program expenses beginning at candidate nomination and accumulate all costs incurred to support each program to date. Through December 31, 2021, we have incurred approximately $19.7 million, $18.7 million, $14.3 million and $11.3 million of direct expenses for the development of the BT5528, BT8009, BT1718 and Bicycle TICA programs, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended December 31,
	2021	2020	Change

	(in thousands)
Personnel related costs	$9,783	$6,494	$3,289
Professional and consulting fees	9,606	14,633	(5,027)
Other general and administration costs	6,295	4,738	1,557
Share-based compensation	7,109	3,911	3,198
Effect of foreign exchange rates	(358)	(575)	217
Total general and administrative expenses	$32,435	$29,201	$3,234

General and administrative expenses increased by $3.2 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily due to an increase of $3.3 million in personnel related costs attributable to increased headcount, an increase of $3.2 million in share-based compensation, and an unfavorable impact of foreign exchange rates in the amount of $0.2 million, as well as an increase of $1.6 million in other general and administrative costs, including insurance expense, to support operations as a public company, offset by a decrease of $5.0 million in professional and consulting fees, primarily associated with a decrease in external legal costs including $4.7 million of expense related to the settlement and license agreement with Pepscan entered into in November 2020.

Other Income (Expense), net

Other income (expense), net decreased by $3.1 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to interest expense related to our Loan Agreement, entered into in September 2020.

Liquidity and Capital Resources

Liquidity

From our inception through December 31, 2021, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, and convertible preferred shares; proceeds received from upfront payments, payments for research and development services and development milestone payments pursuant to our collaboration agreements with Ionis, Genentech, DDF, AstraZeneca, Sanofi and Oxurion; and borrowings pursuant to our Loan Agreement.

From our inception in 2009 through December 31, 2021, we have received gross proceeds of $557.6 million from the sale of ADSs, ordinary shares, and convertible preferred shares, including the proceeds from our IPO and 2021 follow-on offering and from our at-the-market, or ATM, offering program; $124.2 million of cash payments under our collaboration revenue arrangements including, $46.6 million from Ionis, $43.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi and $6.6 million from Oxurion; and $30.0 million in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(14,794)	$(17,789)	$(28,613)
Net cash used in investing activities	(2,030)	(1,200)	(1,555)
Net cash provided by financing activities	320,725	62,843	58,440
Effect of exchange rate changes on cash	(1,211)	19	465
Net increase in cash	$302,690	$43,873	$28,737

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $14.8 million as compared to $17.8 million for the year ended December 31, 2020. The decrease in cash used in operations is primarily due an increase in net loss of $15.8 million as described in the Results of Operations above, offset by an increase in non-cash expenses, including share-based compensation expense, and an increase in cash provided from our collaboration arrangements in 2021 including a non-refundable upfront payments from Ionis.

Net cash used in operating activities for the year ended December 31, 2020 was $17.8 million as compared to $28.6 million for the year ended December 31, 2019. The decrease in cash used in operations was primarily due to an increase in net loss of $20.4 million, as described Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021, offset by an increase in non-cash expenses, including share-based compensation expense, and an increase in cash provided from our collaboration arrangements in 2020 including a non-refundable upfront payments from Genentech.

Investing Activities

During the year ended December 31, 2021 and 2020, we used $2.0 million and $1.2 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $320.7 million, primarily consisting of net proceeds from our October 2021 follow-on offering of $188.4 million, net proceeds from our ATM program of $102.6 million, borrowing of $15.0 million under our Loan Agreement with Hercules, proceeds of $7.6 million from the issuance of ordinary shares under the share purchase agreement with Ionis and $7.2 million from the exercise of share options.

During the year ended December 31, 2020, net cash provided by financing activities was $62.8 million, primarily consisting of net proceeds from our ATM program of $48.1 million and borrowings of $15.0 million under our Loan Agreement with Hercules, offset by the payment of debt issuance costs of $0.6 million.

Loan Agreement

On September 30, 2020, or the Closing Date, we entered into the Loan Agreement with Hercules as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to our achievement of certain performance milestones and satisfaction of customary conditions and available until March 15, 2022, an additional term loan of $10.0 million. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% and (ii) the prime rate of interest plus 5.60%. On March 10, 2021, or the Amendment Closing Date, we entered into the First Amendment to the Loan and Security Agreement, or First Amendment to LSA, with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under our debt facility with Hercules were interest-only until the first payment due on August 1, 2023, followed by equal monthly payments of principal and interest through October 1, 2024, or the Maturity Date. If we achieved certain performance milestones, the interest-only period could be extended, with the first principal payment due on February 1, 2024. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, we borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. In November 2021, the performance milestones were achieved, and the interest only period was extended until February 1, 2024, and the additional $10.0 million is available to be borrowed. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date; and 1.0% thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined in the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical studies and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;

●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our operations as a public company.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

In addition, the following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 13. Commitments and Continencies of our consolidated financial statements.

	Payments due by period
		Less than		More than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments (1)	$17,026	$3,310	$7,232	$6,484
Debt obligations (2)	38,245	2,692	35,553	—
Total	$55,271	$6,002	$42,785	$6,484
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have two office leases in Cambridge, U.K. under operating leases that each end in December 2026. We lease laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2022.
(2)	Amounts in the table reflect the contractually required principal, interest and the final payment under the Loan Agreement with Hercules as of December 31, 2021

In the ordinary course of business, we enter into various agreements with contract research organizations to provide clinical trial services, with contract manufacturing organizations to provide clinical trial materials, and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table above since the contracts are generally cancelable with advanced written notice, with a notice period of 90 days or less. From the time of notice until termination, we are contractually obligated to make certain minimum payments to the vendors, based on the timing of the notification and the exact terms of the agreement.

Our arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems

B.V. regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table above since these obligations are contingent upon future events. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones.

As of December 31, 2021, we had cash and cash equivalents of $438.7 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing global COVID-19 pandemic on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the global COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Ionis, Genentech, DDF, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company and large accelerated filer.

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

Critical Accounting Estimates

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

Customer Options: A customer’s rights to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If we are not presently obligated to provide, and do not have a right to consideration for delivering additional goods or services, the item is considered an option. We evaluate customer options to obtain additional items (i.e. additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments: Our collaboration agreements may include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimate the amounts to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as marketing approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment. Milestone payments that may only be achieved after the exercise of a customer option are excluded from the initial determination of the transaction price.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. As of December 31, 2021, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2021, we had cash and cash equivalents of $438.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and 30-day deposits. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30 million as of December 31, 2021. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus the Wall Street Journal prime rate. As of December 31, 2021, our outstanding indebtedness with Hercules bears interest at 8.85%. If the prime rate increases to over 3.25%, the interest on our loan with Hercules will increase. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Risk

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The functional currency of Bicycle Therapeutics plc and Bicycle Therapeutics Inc. is the United States Dollar, or USD. The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling, and the consolidated financial statements are presented in USD. The functional currency of our subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $0.4 million, $0.6 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the sections titled “Board of Directors and Corporate Governance,” “Executive Officers of the Company” and “Delinquent Section 16(a) Reports,” if applicable, in our Proxy Statement, which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in the sections titled “Director Remuneration” and “Executive Compensation” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the sections titled “Board of Directors and Corporate Governance” and “Transactions with Related Persons” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the section titled “Independent Registered Public Accounting Firm Fees” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

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

4.4

Amendment to Letter Agreement, dated October 27, 2020, between Bicycle Therapeutics plc and Citibank, N.A. (incorporated by reference to Exhibit 4.4 to Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

Number	Description

4.5

Amendment to Letter Agreement, dated May 24, 2021, between Bicycle Therapeutics plc and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 5, 2021).

4.6

Registration Rights Agreement by and among Bicycle Therapeutics Limited and the Investors listed therein, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

4.7

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

10.11+	Amendment to Amended and Restated Employment Agreement, dated January 6, 2022, by and between BicycleTx Ltd. and Michael Skynner, Ph.D.

Number	Description

10.12+

Amended and Restated Employment Agreement, dated September 26, 2019, by and between Bicycle Therapeutics Inc. and Nicholas Keen, Ph.D. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.13+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd and Nigel Crockett, Ph.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.14+

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2020 (incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 7, 2020).

10.15+

Service Agreement, dated July 9, 2020, by and between BicycleTx Ltd. and Dominic Smethurst, MA, MBChB, MRCP, MFPM (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

10.16+

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2021 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

10.17+	Service Agreement, dated January 5, 2022, by and between BicycleTx Ltd. and Alistair Milnes.

10.18+

Form of Deed of Indemnity between the Company and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.19+

Form of Deed of Indemnity between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.20+

Non-employee Director Compensation Policy, amended as of December 16, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

10.21+	Non-employee Director Compensation Policy, amended as of December 14, 2021.

10.22

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

10.23††

Discovery Collaboration and License Agreement between BicycleTx Limited and Genentech, Inc., dated February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.24††

Collaboration and License Agreement, dated as of July 9, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

10.25††	Amendment No. 1 to Collaboration and License Agreement, dated December 17, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc.

Number	Description

10.26

Share Purchase Agreement, dated as of July 9, 2021, between Bicycle Therapeutics plc and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

10.27††

Settlement and Licence Agreement, dated November 20, 2020, by and among Bicycle Therapeutics plc, Bicycle Therapeutics Inc., BicycleRD Limited, BicycleTx Limited and Pepscan Systems BV, Pepscan Presto BV, Pepscan Therapeutics BV, Pepscan Holding NV, Pepmab BV (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

10.28††

Settlement Agreement, dated November 20, 2020, by and among Bicycle Therapeutics plc, Bicycle Therapeutics Inc., BicycleRD Limited, BicycleTx Limited and Pepscan Systems BV, Pepscan Presto BV, Pepscan Therapeutics BV, Pepscan Holding NV, Pepmab BV (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

10.29

Controlled Equity OfferingSM Sales Agreement, dated June 5, 2020, among Cantor Fitzgerald & Co., Oppenheimer & Co. Inc. and Bicycle Therapeutics plc (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-238996), filed with the Securities and Exchange Commission on June 5, 2020).

10.30

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

10.31

First Amendment to Loan and Security Agreement, dated March 10, 2021, by and among Bicycle Therapeutics plc, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics, Inc., the lenders party thereto, and Hercules Capital, Inc., as administrative and collateral agent (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021.

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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

††    Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit (marked by [***]) have been omitted because the identified information is not material and is the type that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

Index to Consolidated Financial Statements of
Bicycle Therapeutics, plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bicycle Therapeutics plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying Consolidated Balance Sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related Consolidated Statements of Operations and Comprehensive Loss, of Convertible Preferred Shares and Shareholders’ Equity (Deficit) and of Cash Flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Initial accounting treatment for Ionis Collaboration agreement

As disclosed in note 11 to the consolidated financial statements, on July 9, 2021 the Company and Ionis entered into a collaboration and license agreement. The Company recorded $4.2 million of revenue for the year ended December 31, 2021 and $34.1 million as deferred revenue at December 31, 2021 in connection with the Ionis Collaboration agreement. Under the collaboration agreement, the Company granted Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products. Ionis made a non-refundable upfront payment of $31.0 million and Ionis will be required to make a low-single-digit million dollar payment upon acceptance of an investigational new drug application and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. The Company concluded that the low-single-digit million dollar payments upon acceptance of an Investigational New Drug filing (and payment to extend the exclusive license to research, develop, manufacture and commercialize a product candidate for certain specific collaboration targets if Ionis fails to achieve specified development diligence milestone deadlines) is a customer option, as Ionis has the contractual right to choose to make the payment in exchange for the continued exclusive right to research, develop, manufacture and commercialize the product candidate, and the Company is not presently obligated to provide, and does not have a right to consideration, for the additional goods or services prior to Ionis’s exercise of the option.    In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services.  For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering the Ionis Collaboration Agreement. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option.

The principal consideration for our determination that performing procedures relating to the initial accounting for the Ionis collaboration agreement is a critical audit matter are the significant judgement exercised by management in evaluating whether the payments upon acceptance constituted a material right or an option and in determining the standalone selling price used in the assessment of whether a material right existed.  These in turn led to a high degree of auditor judgment, effort in performing procedures, and complexity in evaluating audit evidence related to management’s judgement and assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. These procedures included i) testing the effectiveness of internal controls relating to the analysis on key assumptions of collaboration arrangements and review of the Company’s accounting memo; ii) evaluating management’s assessment of the accounting treatment for the agreement including the options and material rights; iii)  assessing and testing management’s process for determining the estimate of standalone selling price of the underlying goods and services; and iv)  testing the completeness, accuracy and relevance of the data used by management in determining the accounting for the Ionis collaboration agreement including, but not limited to, the information extracted from the collaboration agreement and data used in estimating the stand alone selling price of the underlying goods and services.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

March 1, 2022

We have served as the Company’s auditor since 2010.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$438,680	$135,990
Accounts receivable	1,000	5,456
Prepaid expenses and other current assets	7,965	5,100
Research and development incentives receivable	10,910	9,177
Total current assets	458,555	155,723
Property and equipment, net	3,123	2,317
Operating lease right-of-use assets	14,666	1,290
Other assets	3,448	1,822
Total assets	$479,792	$161,152
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,721	$1,365
Accrued expenses and other current liabilities	14,244	11,629
Deferred revenue, current portion	19,273	10,135
Total current liabilities	36,238	23,129
Long-term debt, net of discount	29,873	14,505
Operating lease liabilities, net of current portion	12,081	426
Deferred revenue, net of current portion	52,067	25,021
Other long‑term liabilities	3,279	2,611
Total liabilities	133,538	65,692
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 55,295,420 and 31,995,653 shares authorized at December 31, 2021 and December 31, 2020, respectively; 29,579,364 and 21,094,557 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	384	266
Additional paid-in capital	567,637	249,947
Accumulated other comprehensive loss	(3,388)	(3,193)
Accumulated deficit	(218,379)	(151,560)
Total shareholders’ equity	346,254	95,460
Total liabilities and shareholders’ equity	$479,792	$161,152

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020	2019
Collaboration revenues	$11,697	$10,390	$13,801
Operating expenses:
Research and development	44,880	33,149	25,540
General and administrative	32,435	29,201	14,560
Total operating expenses	77,315	62,350	40,100
Loss from operations	(65,618)	(51,960)	(26,299)
Other income (expense):
Interest income	120	683	814
Interest expense	(2,984)	(457)	—
Other expense, net	—	—	(5,377)
Total other income (expense), net	(2,864)	226	(4,563)
Net loss before income tax provision	(68,482)	(51,734)	(30,862)
Benefit from income taxes	(1,663)	(724)	(254)
Net loss	$(66,819)	$(51,010)	$(30,608)
Net loss per share, basic and diluted	$(2.67)	$(2.66)	$(2.77)
Weighted average ordinary shares outstanding, basic and diluted	25,061,734	19,145,938	11,045,370

Comprehensives Loss:
Net loss	$(66,819)	$(51,010)	$(30,608)
Other comprehensive income (loss):
Foreign currency translation adjustment	(195)	(1,658)	216
Total comprehensive loss	$(67,014)	$(52,668)	$(30,392)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Shares		Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	8,070,447	$122,197	814,728	$10	$1,857	$(1,751)	$(69,942)	$(69,826)
Issuance of convertible preferred shares	80,385	1,583	—	—	—	—	—	—
Conversion of convertible preferred shares to ordinary shares	(8,150,832)	(123,780)	11,647,529	146	123,634	—	—	123,780
Reclassification of warrant liability to additional paid-in capital and exercise of warrants	—	—	723,992	9	10,018	—	—	10,027
Issuance of ADSs in initial public offering, net of underwriting discounts, commissions and offering expenses of $8.5 million	—	—	4,637,666	59	56,322	—	—	56,381
Issuance of restricted share awards	—	—	83,947	2	395	—	—	397
Issuance of ordinary shares or ADSs upon exercise of share options	—	—	85,839	1	142	—	—	143
Share-based compensation expense	—	—	—	—	2,688	—	—	2,688
Foreign currency translation adjustment	—	—	—	—	—	216	—	216
Net loss	—	—	—	—	—	—	(30,608)	(30,608)
Balance at December 31, 2019	—	—	17,993,701	227	195,056	(1,535)	(100,550)	93,198
Issuance of ordinary shares upon exercise of warrants	—	—	92,885	1	—	—	—	1
Issuance of ADSs upon exercise of share options	—	—	79,158	1	270	—	—	271
Issuance of ADSs, net of commissions and offering expenses of $1.9 million	—	—	2,928,813	37	48,107	—	—	48,144
Share-based compensation expense	—	—	—	—	6,514	—	—	6,514
Foreign currency translation adjustment	—	—	—	—	—	(1,658)	—	(1,658)
Net loss	—	—	—	—	—	—	(51,010)	(51,010)
Balance at December 31, 2020	—	—	21,094,557	266	249,947	(3,193)	(151,560)	95,460
Issuance of ADSs upon exercise of share options	—	—	703,786	10	7,173	—	—	7,183
Issuance of ADSs, net of commissions and offering expenses of $16.1 million	—	—	7,498,536	104	290,880	—	—	290,984
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	—	—	282,485	4	7,554	—	—	7,558
Share-based compensation expense	—	—	—	—	12,083	—	—	12,083
Foreign currency translation adjustment	—	—	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	—	—	(66,819)	(66,819)
Balance at December 31, 2021	—	$—	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(66,819)	$(51,010)	$(30,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,083	6,514	3,083
Depreciation and amortization	1,409	1,277	960
Non-cash interest	468	78	—
Change in fair value of warrant liability	—	—	5,381
Changes in operating assets and liabilities:
Accounts receivable	4,543	(2,149)	4,909
Research and development incentives receivable	(1,866)	(1,786)	(383)
Prepaid expenses and other current assets	(3,020)	(49)	(2,723)
Operating lease right‑of‑use assets	404	771	712
Other assets	(1,622)	(122)	(397)
Accounts payable	1,196	(663)	220
Accrued expenses and other current liabilities	1,185	4,832	(852)
Operating lease liabilities	(582)	(621)	(709)
Deferred revenue	37,117	24,622	(9,295)
Other long-term liabilities	710	517	1,089
Net cash used in operating activities	(14,794)	(17,789)	(28,613)
Cash used in investing activities:
Purchases of property and equipment	(2,030)	(1,200)	(1,555)
Net cash used in investing activities	(2,030)	(1,200)	(1,555)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred shares, net of issuance costs	—	—	1,334
Proceeds from the issuance of ADSs, net of issuance costs	290,984	48,144	56,957
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	7,558	—	—
Proceeds from the exercise of share options and ordinary shares	7,183	271	143
Proceeds from the exercise of warrants	—	1	6
Proceeds from issuance of debt	15,000	15,000	—
Payments of debt issuance costs	—	(573)	—
Net cash provided by financing activities	320,725	62,843	58,440
Effect of exchange rate changes on cash and cash equivalents	(1,211)	19	465
Net increase in cash and cash equivalents	302,690	43,873	28,737
Cash at beginning of period	135,990	92,117	63,380
Cash and cash equivalents at end of period	$438,680	$135,990	$92,117
Supplemental disclosure of cash flow information
Cash paid for interest	$2,515	$378	$—
Cash paid for income taxes	$73	$124	$117
Cash paid for amounts included in the measurement of operating lease liabilities	$911	$961	$891
Purchases of property and equipment included in accounts payable and accrued expenses	$324	$109	$76
Advance billings on deferred revenue included in accounts receivable	$—	$3,000	$—
Non-cash impact right-of-use asset and operating lease liabilities	$13,846	$—	$—
Conversion of convertible preferred shares to ordinary shares upon closing of the initial public offering	$—	$—	$123,780
Reclassification of warrant liability to additional paid-in capital	$—	$—	$10,021

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT5528, a second-generation Bicycle Toxin Conjugate (“BTC”) targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTCTM targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle tumor-targeted immune cell agonist® (“Bicycle TICATM”) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs. Beyond the Company’s wholly-owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

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

Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of $438.7 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and American Depositary Shares (“ADSs”), including in its initial public offering (“IPO”) completed in May 2019 and follow-on offering completed in October 2021 (Note 9), offerings pursuant to its at-the-market offering program (“ATM”) program, prior to its IPO convertible preferred shares (Note 7), proceeds received from its collaboration arrangements (Note 11) and proceeds from the Loan Agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $66.8 million for the year ended December 31, 2021, $51.0 million for the year ended December 31, 2020 and $30.6 million for the year ended December 31, 2019. As of December 31, 2021, the Company had an accumulated deficit of $218.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of the annual consolidated financial statements for the year ended December 31, 2021, the Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of the annual consolidated financial statements.

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

The Company is subject to risks common to companies in the biotechnology industry and in light of the ongoing COVID-19 pandemic, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, revenue recognition, share-based compensation expense, valuation of right-of-use assets and liabilities and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. On June 1, 2019, Bicycle Therapeutics plc adopted the U.S. dollar as its functional currency. Bicycle Therapeutics plc is a holding company that has no operating activities and its primary functions are to serve as a financing vehicle to fund the operations of the Company’s operating entities, to serve as the listing company needed to access U.S. capital markets and to hold investments. Therefore, its financing source is the primary indicator of its cash flows and its functional currency. The change in functional currency from the British Pound Sterling is due to a change in the source of Bicycle Therapeutics plc’s financing and cash flows, which following the completion of the IPO is now primarily the U.S. Dollar (“USD”). Historically its financing had been in British Pound Sterling.

The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc. is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded foreign exchange gains of $0.4 million, $0.6 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. The Company does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounts receivable primarily consist of amounts due under the collaboration agreements between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”) and between BicycleRD Limited and Oxurion NV (“Oxurion”) for which the Company does not obtain collateral. As of December 31, 2021, the Company’s revenue to date has primarily been generated from the collaboration agreements with Ionis, Genentech, the Dementia Discovery Fund (“DDF”), AstraZeneca AB (“AstraZeneca”), Sanofi (formerly Bioverativ Inc.) and Oxurion (Note 11).

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash equivalents of $100.0 million at December 31, 2021, consisting of a 30-day deposit account. The Company had no cash equivalents at December 31, 2020.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2021 and 2020.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Laboratory equipment	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life
Computer equipment and software	3 years
Furniture and office equipment	3-5 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2021 and 2020, there have been no significant asset retirements to date. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any material impairment losses on long-lived assets.

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

Prior to the IPO, the Company’s warrant liability (Note 8) was carried at fair value, determined according to the fair value hierarchy described above. The carrying values of accounts receivable, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. At December 31, 2021, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

Debt issuance costs

Debt issuance costs consist of payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement.

Warrant liability

Prior to the IPO, the Company classified warrants to subscribe for convertible preferred shares as a liability as these warrants were free-standing financial instruments that might have required the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of the warrants’ issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other expense, net in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO, warrants to subscribe for convertible preferred shares that were not exercised or expired in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and met the criteria to be classified as shareholders’ equity. As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the consolidated statements of convertible preferred shares and shareholders’ equity (deficit).

Segment and geographic information

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and its chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manages its business as a single operating segment, which is developing a unique class of chemically synthesized medicines based on its proprietary platform.

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

The components of a lease shall be split into three categories, if applicable: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must then be allocated based on fair values to the lease components and non-lease components. The Company’s facilities operating leases may have lease and non-lease components to which the Company has elected to apply a practical expedient to account for each lease component and related non-lease component as one single component. The lease component results in a right-of-use asset being recorded on the balance sheet. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. The promised goods or services in the Company’s contracts with customers primarily consist of license rights to the Company’s intellectual property, research and development services, options to acquire additional research and development services, and options to obtain additional licenses, such as a commercialization license for a potential product candidate. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources, and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and whether the required expertise is readily available. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises.

The Company estimates the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. The initial transaction price of a contract does not include amounts associated with customer option payments.

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

Customer Options: A customer’s rights to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If the Company is not presently obligated to provide, and does not have a right to consideration for delivering additional goods or services, the item is considered an option. The Company evaluates the customer options for material rights, such as the ability to acquire additional goods or services for free or at a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future services include a material right, they are accounted for as performance obligations. The Company determines an estimated standalone selling price of any material rights for the purpose of allocating the transaction price. The Company considers factors such as the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone payments: The Company’s collaboration agreements may include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and net loss in the period of adjustment. Milestone payments that may only be achieved after the exercise of a customer option are excluded from the initial determination of the transaction price.

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

For a complete discussion of accounting for collaboration revenues, see Note 11, “Significant Agreements”

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes government grant funding in the consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the years ended December 31, 2021, 2020, and 2019 the Company recognized $3.0 million, $0.7 million and $0.6 million, respectively, as a reduction of research and development expense related to government grant arrangements.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, travel, facilities costs, depreciation, materials and laboratory supplies, and external costs of outside vendors engaged to conduct preclinical development and clinical development activities, as well as to manufacture clinical trial materials. Facilities costs primarily include the allocation of rent and utilities.

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

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $10.8 million, $8.4 million and $6.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The fair value of each restricted share award is based on the fair value of the Company’s shares, less any applicable purchase price. The fair value of each share option is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of shares, the expected share price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation as a component of other comprehensive loss in the consolidated statements of operations and comprehensive loss.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares assuming the dilutive effect of ordinary share equivalents.

Prior to the Company’s IPO, convertible preferred shares contractually entitled the holders of such shares to participate in dividends but contractually do not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such preferred securities. In periods in which the Company reported a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes and was adopted January 1, 2021. The adoption of ASU 2019‑12 did not have a material impact on the Company’s results of operations or cash flows.

Recently Issued Accounting Pronouncements- Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt ASU No. 2016-13. As of December 31, 2021, the Company is no longer a smaller reporting company, and as such the Company is required to adopt the ASU 2016-13 in the quarterly report for the three-months ending March 31, 2022. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 and does not expect it to have a material impact to the Company’s financial position and results of operations.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires additional disclosures regarding the nature and terms of government assistance. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of ASU 2021-10 will not have a material impact to the Company’s financial statements.

3. Fair value of financial assets and liabilities

At December 31, 2021 the Company had cash equivalents of $100.0 million, consisting of a 30-day deposit, which is considered a Level 1 asset. As of December 31, 2020, there were no assets or liabilities measured at fair value on a recurring basis.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$6,746	$5,583
Leasehold improvements	809	383
Computer equipment and software	143	188
Furniture and office equipment	225	195
	7,923	6,349
Less: Accumulated depreciation and amortization	(4,800)	(4,032)
	$3,123	$2,317

Depreciation expense was $1.4 million, $1.3 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$6,429	$4,390
Accrued external research and development expenses	3,980	4,428
Accrued professional fees	882	1,759
Current portion of operating lease liabilities	2,383	844
Other	570	208
	$14,244	$11,629

6. Long-term debt

On September 30, 2020 (the “Closing Date”), Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to the Borrowers achieving certain performance milestones and satisfying customary conditions and available until March 15, 2022, an additional term loan of $10.0 million.

Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus The Wall Street Journal prime rate.  On March 10, 2021 (“the Amendment Closing Date”), the Borrowers entered into the First Amendment to the Loan and Security Agreement (the “First Amendment to LSA”) with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under the Company’s debt facility with Hercules were interest-only until the first payment was due on August 1, 2023, which date was extended from November 1, 2022, followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2024 (the “Maturity Date”). If the Company achieved certain performance milestones, the interest-only period could be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, the Company borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. In November 2021, the performance milestones were achieved, and the interest only period was extended until February 1, 2024.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which were recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA and concluded that the amendment represented a modification; as such, the fees and transaction costs associated with the initial term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 11.2% at December 31, 2021.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the year ended December 31, 2021 and 2020 was $2.9 million, and $0.4 million, respectively.

Long-term debt consisted of the following (in thousands):

December 31,
2021
Term loan payable	$30,000
End of term charge	376
Unamortized debt issuance costs	(503)
Carrying value of term loan	$29,873

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2022	$—
2023	—
2024	31,500
Total	$31,500

In addition, the Company granted Hercules the right to purchase up to an aggregate of $2.0 million of the Company’s equity securities sold to investors in certain subsequent financings upon the same terms and conditions afforded to such other investors. On October 1, 2020, Hercules purchased 98,100 ADSs, representing the same number of ordinary shares, at a public offering price of $19.05 per ADS ordinary share pursuant to the Sales Agreement, resulting in net proceeds of $1.8 million.

7. Convertible preferred shares

Prior to the IPO, the Company issued Series A convertible preferred shares (“Series A Preferred Shares”), Series B1 convertible preferred shares (“Series B1 Preferred Shares”) and Series B2 convertible preferred shares (“Series B2 Preferred Shares”) (collectively the “Preferred Shares”).

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

Prior to the completion of the IPO, the warrants to subscribe for Series A and Series B1 Preferred Shares were recorded as a liability and remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as other expense, net in the consolidated statements of operations and comprehensive loss. Upon the closing of the IPO on May 28, 2019, warrants that were not exercised in conjunction with the IPO automatically became warrants to subscribe for ordinary shares, and meet the criteria to be classified as shareholders’ equity. As such, following the final remeasurement on May 28, 2019, the Company reclassified the carrying value of the warrant liability to additional paid-in-capital in the consolidated statements of convertible preferred shares and shareholders’ equity (deficit).

9. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of December 31, 2021 and 2020, the Company has not declared any dividends.

As of December 31, 2021 and 2020, the Company’s authorized capital share consisted of 55,295,420 and 31,995,653 ordinary shares, respectively, with a nominal value of £0.01 per share.

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. During the year ended December 31, 2021, the Company issued and sold 3,771,684 ADSs, representing the same number of ordinary shares for gross proceeds of

$105.8 million, resulting in net proceeds of $102.6 million after deducting sales commissions and offering expenses of $3.2 million. During the year ended December 31, 2020, the Company issued and sold 2,928,813 ADSs, representing the same number of ordinary shares for gross proceeds of $50.0 million, resulting in net proceeds of $48.1 million after deducting sales commissions and offering expenses of $1.9 million.

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

On October 15, 2021, the Company issued and sold 3,726,852 ADSs, representing the same number of ordinary shares, at a price to the public of $54.00 per ADS, resulting in gross proceeds of $201.3 million before deducting underwriting discounts, commissions and offering expenses, for net proceeds for $188.4 million.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2021, there were 5,052,993 shares available for issuance and options to purchase 1,780,353 shares outstanding under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan was increased by 1,478,968 shares effective January 1, 2022.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of December 31, 2021, there were 2,200,486 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. As of December 31, 2021, the total number of shares available for issuance under the ESPP was 605,882 shares. The number of shares reserved for issuance under the ESPP was increased by 295,793 shares effective January 1, 2022.

Once the Company commences offerings under the ESPP, each offering to the employees to purchase shares under the ESPP will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of December 31, 2021, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Research and development expenses	$4,974	$2,603	$1,286
General and administrative expenses	7,109	3,911	1,797
	$12,083	$6,514	$3,083

Share options

The following table summarizes the Company’s option activity since December 31, 2020:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,736,663	$10.51	8.54	$27,553
Granted	1,677,525	23.07	—	—
Exercised	(703,786)	10.21	—	—
Forfeited	(106,916)	18.67	—	—
Outstanding as of December 31, 2021	4,603,486	$14.97	8.13	$207,009
Vested and expected to vest as of December 31, 2021	4,603,486	$14.97	8.13	$207,009
Options exercisable as of December 31, 2021	2,169,664	$10.43	7.52	$108,948

The weighted average grant-date fair value of share options granted during the years ended December 31, 2021, 2020 and 2019 was $15.66 per share, $7.87 per share and $6.07 per share, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded share-based compensation expense for share options granted of $12.1 million, $6.5 million and $2.7 million, respectively. Expense for non-employee consultants for each of the years ended December 31, 2021, 2020 and 2019, was immaterial.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2021, 2020 and 2019 was $22.0 million, $1.3 million and $0.6 million, respectively.

During the year ended December 31, 2018, the Company granted share options to purchase 70,875 ordinary shares with performance based vesting, for which 20% of the award vests upon the first anniversary of the vesting start date, 60% vests thereafter in 36 equal monthly installments, and 20% on the earlier of the fourth anniversary of the vesting start date, or the achievement of a specified revenue threshold from the Company’s collaboration arrangements. In May 2018, the Company determined that the performance condition became probable of achievement and recorded a cumulative catch-up to reflect the expense as if the vesting condition was probable of achievement at the time of the grant of the award. The Company recorded expense of $8,000, $0.1 million and $0.1 million, during the years ended December 31, 2021, 2020 and 2019, respectively, related to awards with performance based vesting, which includes the acceleration of vesting expense.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2021	2020	2019
Risk-free interest rate	0.6%	1.3%	2.1%
Expected volatility	79.8%	74.8%	77.9%
Expected dividend yield	—	—	—
Expected term (in years)	5.98	5.98	5.86

As of December 31, 2021, total unrecognized compensation expense related to the unvested employee and director share-based awards was $26.5 million, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted shares

Prior to the IPO, the Company granted restricted shares with service-based vesting conditions. For the years ended December 31, 2021, 2020 and 2019, the Company recorded share-based compensation of zero, zero, and $0.4 million, respectively, for unvested restricted shares granted. As of December 31, 2021, there was no unrecognized compensation cost related to the unvested employee and director restricted share awards.

11. Significant agreements

For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue for its collaborations with Ionis, Genentech, DDF, AstraZeneca, Sanofi, and Oxurion. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Collaboration revenues
Ionis	$4,242	$—	$—
Genentech	5,660	4,896	—
Dementia Discovery Fund	391	436	394
Sanofi	—	—	10,724
AstraZeneca	1,404	2,696	1,683
Oxurion	—	2,362	—
Material Transfer Agreement	—	—	1,000
Total collaboration revenues	$11,697	$10,390	$13,801

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

The Company concluded that the only performance obligation was a material right for the option to obtain an exclusive license. All other promises under the Evaluation and Option Agreement were immaterial in the context of the contract. The Company accounted for the $3.0 million payment as deferred revenue as of December 31, 2020. On July 9, 2021, the Ionis Option was exercised upon the parties’ entry into a collaboration and license agreement as contemplated by the Evaluation and Option Agreement. The Company determined that the Ionis Option exercise constituted a continuation of the existing arrangement. Therefore, the $3.0 million in deferred revenue under the Evaluation and Option Agreement was included in the transaction price of the collaboration and license agreement.

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

In December 2021, the Company and Ionis entered into an amendment to the Ionis Collaboration Agreement (the “Ionis Amendment”). Ionis paid the Company $1.6 million and the Company agreed to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. The Company will perform the additional research services for an initial six-month period in exchange for consideration of $0.8 million. Ionis has an option for the Company to perform additional research services for an additional six months if specified criteria are mutually agreed to and achieved, in exchange for the remaining consideration of $0.8 million. If the option is not exercised, the Company will refund $0.8 million to Ionis.

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

The Company’s participation in the JSC was deemed immaterial in the context of the contract. The Company has concluded that the exclusive license to research, develop, manufacture and commercialize products is not distinct from the research and development services as Ionis cannot obtain the intended benefit of the license without the Company performing the agreed upon research and discovery services, including the optimization of such TfR1 Bicycles. The services incorporate proprietary technology, unique skills and specialized expertise to optimize Bicycles that are not available in the marketplace. As a result, the exclusive license to research, develop, manufacture and commercialize products has been combined with the research and discovery activities into a single performance obligation. The Company concluded that the low-single-digit million dollar payments upon acceptance of an IND (and payment to extend the exclusive license to research, develop, manufacture and commercialize a product candidate for certain specific collaboration targets if Ionis fails to achieve specified development diligence milestone deadlines) is a customer option, as Ionis has the contractual right to choose to make the payment in exchange for the continued exclusive right to research, develop, manufacture and commercialize the product candidate, and the Company is not presently obligated to provide, and does not have a right to consideration, for the additional goods or services prior to

Ionis’s exercise of the option. In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering into the Ionis Collaboration Agreement.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling price of the Ionis combined licenses and research and discovery performance obligation was based on the nature of the licenses to be delivered, as well as the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the estimated value of the underlying goods and services, and the probability that Ionis would exercise the option. Based on the relative standalone selling price, the allocation of the transaction price as of December 31, 2021 to the separate performance obligations is as follows (in thousands):

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

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company will recognize the $0.8 million as revenue as the underlying services are performed using a proportional performance model over the period of service using input based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. As of December 31, 2021, the Company had not commenced services related to the Ionis Amendment, and recorded deferred revenue of $1.6 million.

For the years ended December 31, 2021 and 2020, the Company recognized $4.2 million and no revenue, respectively, and as of December 31, 2021 and 2020, the Company recorded deferred revenue of $34.1 million and $3.0 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendment, and Ionis Evaluation and Option Agreement.

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

Under the terms of the Genentech Collaboration Agreement, Bicycle received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing Bicycle’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as a targeting elements for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech has the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”), which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech is obligated to the Company an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options. Based on the relative standalone selling price, the allocation of the transaction price as of December 31, 2021 to the separate performance obligations is as follows (in thousands):

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
$33,000

The Company is recognizing revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two years, and the material rights will be exercised or expire within approximately four years from contract execution.

In October 2021, Genentech exercised an Expansion Option to add an additional Genentech Collaboration Program (Genentech Collaboration Program #3) and paid to the Company an expansion fee of $10.0 million during the year ended December 31, 2021. Genentech also elected for Bicycle to perform discovery and optimization services for a Targeting Arm, and the Company is entitled to receive an additional payment of $1.0 million for additional research services. The Company concluded that the exercise of the Expansion Option and Targeting Arm option is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, as such, the additional arrangement consideration of $11.0 million received upon the option exercises together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company will recognize $6.4 million allocated to Genentech Collaboration Program #3 and Targeting Arm services as the underlying services are performed using a proportional performance model over the period of service of approximately 2 years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material right associated with an LSR Go Option for Collaboration Program #3 of $7.4 million, and limited substitution material rights of $0.7 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained, as a result of the uncertainty regarding whether any of the milestones will be achieved.

For the years ended December 31, 2021 and 2020, the Company recognized revenue of $5.7 million and $4.9 million, respectively, and as of December 31, 2021 and 2020, the Company recorded deferred revenue of $34.4 million and $27.6 million, respectively, in connection with the Genentech Collaboration Agreement.

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

The Company received an upfront payment of $1.1 million in May 2019. The DDF arrangement provided the Company could receive up to an additional $0.7 million, of which $0.6 million has been received as of December 31, 2021, upon achievement of certain milestones such as the identification of lead Bicycle candidates with a certain affinity, which would be used to fund additional research and development services including lead optimization.

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

The transaction price was allocated to the single performance obligation of research and development services. The Company is recognizing revenue as the underlying services are performed using a proportional performance model, over the period of service using input-based measurements of total costs, including total full-time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation. In December 2020, the Company received a payment of $0.5 million upon the achievement of specified scientific criteria. The Company concluded that the payment represents consideration for a single performance obligation to perform lead optimization activities, and is recognizing revenue as the underlying services are performed using a proportional performance model, over the period of service using input based measurements of total costs, including total full time equivalent effort and external costs incurred to date as a percentage of total expected costs, which best reflects the progress towards satisfaction of the performance obligation.

For the each of the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.4 million revenue. The Company recorded deferred revenue of $0.4 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively, related to its collaboration with DDF.

Sanofi Collaboration Agreement (formerly Bioverativ)

In August 2017, the Company entered into a Collaboration Agreement with Sanofi. Under the collaboration agreement with Sanofi (the “Sanofi Collaboration Agreement”), the Company provided research and development services focused on up to three collaboration programs; (i) Sickle cell disease, (ii) Hemophilia, and (iii) had an option to a third program that expired unexercised. The Company used its bicyclic peptide screening platform to perform research and development services and Sanofi had the ability to select a collaboration product for each program and obtain a license to develop and exploit the selected collaboration product for an additional option fee. The Company identified four performance obligations associated with the Sanofi Collaboration Agreement, consisting of (i) Sickle Cell Research and Related Services, (ii) Hemophilia Research License and Related Services, (iii) a Sickle Cell License Option Material Right, and (iv) a Hemophilia License Option Material Right. The total transaction price consisted of a $10.0 million upfront payment and a non-refundable research and development funding of $4.2 million. The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The Company recognized revenue related to amounts allocated to the Sickle Cell and Hemophilia Research License and Related Services obligations as the underlying services were performed using a proportional performance model, over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue, and the Company commenced revenue recognition when the underlying option was exercised or upon expiry of the option. In 2019, the Sanofi Collaboration Agreement was terminated. As a result, deferred revenue related to amounts allocated to the Sickle Cell License Option Material Right of $5.3 million and the Hemophilia License Option Material Right of $4.7 million were recognized during the year ended December 31, 2019. The Company recorded revenue of $10.7 million during the year ended December 31, 2019 related to its collaboration with Sanofi.

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
$5,650

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. In August 2021, AstraZeneca terminated the collaboration activities related to the sixth target. As a result, deferred revenue related to the amount allocated to the Target 6 Material Right of $1.1 million was recognized during the year ended December 31, 2021. As of December 31, 2021, two research programs were in the AZ Research Term, and the research and development services associated with the Bicycle Research Term for the fourth and fifth targets have been completed. In January 2022, AstraZeneca elected to extend the Research Term for the fourth target by 12 months.

For the years ended December 31, 2021, 2020 and 2019 the Company recognized $1.4 million, $2.7 million, and $1.7 million, respectively, of revenue related to the AstraZeneca Collaboration Agreement. As of December 31, 2021 and 2020, the Company recorded $2.4 million and $3.8 million of deferred revenue, respectively, in connection with the May 2018 AstraZeneca Option Exercise and related contracts.

Oxurion Collaboration Agreement

Summary of Agreement

In August 2013, the Company entered into a Research Collaboration and License Agreement (the “Oxurion Collaboration Agreement”) with Oxurion. Under the Oxurion Collaboration Agreement, the Company was responsible for identifying Bicycle peptides related to the collaboration target, plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by the Company. Under the Oxurion Collaboration Agreement, the Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Company is eligible to receive up to €8.3 million upon the achievement of specified research, development, regulatory and commercial events and research and development milestones, of which €3.8 million has been received as of December 31, 2021. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g. €5 million for granting first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

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

The Company recognized no collaboration revenue during the year ended December 31, 2021. During the year ended December 31, 2020, the Company achieved a milestone related to the initiation of a Phase II clinical trial and $2.4 million was recognized as revenue, as there are no remaining performance obligations associated with the Oxurion Collaboration Agreement. No other unpaid development or regulatory milestones have been included in the transaction price, as all milestones are not considered probable at December 31, 2021 and December 31, 2020. As of December 31, 2021, and December 31, 2020 the Company recorded zero deferred revenue related to its collaboration with Oxurion.

Material Transfer Agreement

In October 2018, the Company entered into a Materials Transfer Agreement. Under the terms of the agreement, the Company agreed to transfer bicyclic peptides (the “Materials”) to the recipient for the purpose of testing the materials in order to evaluate the Company’s technology platform. The recipient agreed to pay the Company $1.0 million within 30 business days after receipt of the materials and related data package, which was paid to the Company in May 2019. For each of the years ended December 31, 2021 and 2020, the Company recognized no revenue and for the year ended December 31, 2019 the Company recognized $1.0 million of revenue associated with the Materials Transfer Agreement. The Company concluded that the recipient has the ability to direct the use of and obtain substantially all of the remaining benefit from the Materials upon the delivery of the Materials and the data package.

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

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2021	Additions	Deductions	Rates	2021
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$3,000	$36,002	$(4,242)	$(645)	$34,115
Genentech collaboration deferred revenue	27,579	13,000	(5,660)	(483)	34,436
DDF collaboration deferred revenue	821	—	(391)	(2)	428
AstraZeneca collaboration deferred revenue	3,756	54	(1,404)	(45)	2,361
Total deferred revenue	$35,156	$49,056	$(11,697)	$(1,175)	$71,340

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 30,
	2020	Additions	Deductions	Rates	2020
Contract liabilities:
Deferred revenue
Ionis evaluation and option agreement deferred revenue	$—	$3,000	$—	$—	$3,000
Genentech collaboration deferred revenue	—	31,000	(4,896)	1,475	27,579
DDF collaboration deferred revenue	744	500	(436)	13	821
AstraZeneca collaboration deferred revenue	4,913	585	(2,696)	954	3,756
Total deferred revenue	$5,657	$35,085	$(8,028)	$2,442	$35,156

The contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at December 31, 2021 or December 31, 2020.

The Ionis deferred revenue balance at December 31, 2021 includes $3.9 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at December 31, 2021 includes $24.9 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of December 31, 2021 includes $2.4 million allocated to the Target 4 and Target 5 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$9,652	$6,326	$429
Revenue recognized based on expiration of material rights	1,876	1,702	9,984
Revenue recognized based on changes in transaction price	169	—	—
Total	$11,697	$8,028	$10,413

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, for the year ended December 31, 2021 and 2020, the Company recorded a liability of $3.3 million and $2.6 million, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. The liability is recorded as incremental research and development expense in the consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity generates its revenue from the sale of tobacco products), or upon written notice by either party prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is acquired by an entity that generates its revenue from the sale of tobacco products, Cancer Research UK will not be obliged to grant a license to us in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of and for the year ended December 31, 2021.

12. Income Taxes

The components of net loss before tax provision from income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
United Kingdom	$(69,546)	$(52,521)	$(31,906)
United States	1,064	787	1,044
Total	$(68,482)	$(51,734)	$(30,862)

The components of the benefit for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Current income tax provision (benefit)
Federal	$(2)	$(24)	$49
State	7	(27)	61
Total current income tax provision (benefit)	5	(51)	110
Deferred income tax (benefit) provision
Federal	(1,236)	(435)	(295)
State	(432)	(238)	(69)
Total deferred income tax (benefit)	(1,668)	(673)	(364)
Total benefit from income taxes	$(1,663)	$(724)	$(254)

A reconciliation of the benefit for income taxes computed at the statutory income tax rate to the benefit for income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31,
	2021	2020	2019
Benefit for income taxes at statutory rate	19%	19%	19%
(Decreases) increases resulting from:
Federal tax credits	0.6%	0.9%	1.3%
Change in valuation allowance	(27.0)%	(15.4)%	(8.0)%
Net losses surrendered for research credit	(5.9)%	(6.2)%	(5.3)%
Preferred share warrants	—%	—%	(3.3)%
Impact of statutory rate change	12.1%	1.8%	—%
Other	3.6%	1.3%	(2.9)%
Effective income tax rate	2.4%	1.4%	0.8%

Significant components of the Company’s current and deferred tax assets at December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Deferred tax assets:
Operating loss carryforwards	$30,536	$13,657
Research credit carryforwards	1,862	1,233
Operating lease liability	3,626	285
Accrued expenses and other	5,902	3,050
Total deferred tax assets	41,926	18,225
Deferred tax liabilities:
Operating lease right-of-use asset	(3,665)	(270)
Depreciation & amortization	(439)	(311)
Total deferred tax liabilities	(4,104)	(581)
Valuation allowance	(34,601)	(16,085)
Net deferred tax assets	$3,221	$1,559

During the years ended December 31, 2021, 2020 and 2019, the Company recorded an income tax benefit of $1.7 million, $0.7 million, and $0.3 million, respectively. The Company is subject to U.K. corporate taxation. Due to the nature of its business, the Company has generated losses since inception and therefore not paid U.K. corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the United Kingdom, the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered its history of cumulative net profits in the United States and estimated future taxable income and has concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased in the year ended December 31, 2021 by $18.5 million due to the corresponding increase in U.K. deferred tax assets, primarily due to operating loss carryforwards generated during the year that were not surrendered for research credit utilization.

The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2021 and 2020.

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

The benefit for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible and U.K., U.S. federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

As of December 31, 2021, the Company had $120.3 million of U.K. operating loss carryforwards as well as $1.8 million and $1.5 million of federal and state net operating loss carryforwards, respectively. The U.K. operating loss carryforwards have an indefinite life. The state net operating loss carryforwards begin to expire in 2031 and the federal net operating loss generated in 2021 can be carried forward indefinitely. As of December 31, 2021, the Company had $1.2 million and $0.8 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2041.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2021 and 2020. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in Massachusetts, Rhode Island, New Jersey, Washington DC, and New Hampshire for state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2020 and 2019 tax years remains open to examination the by HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since 2018 in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

13. Commitments and Contingencies

Leases

On December 6, 2021 the Company entered into a lease of new office and laboratory space, in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six month period of free-rent. There was no deposit paid in conjunction with the lease. The Company recorded a right of use asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at a 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the five year lease term, including the six month rent free period.

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which expired on December 11, 2021. The annual rent was approximately $0.5 million. The Company had the right to renew the lease for five years commencing December 12, 2021. The renewal period was not included in the original lease term as it was not reasonably certain that the right would be exercised. In March 2021, the Company concluded that it was reasonably certain that it would exercise the lease renewal option, and accounted for the lease extension as a modification of the existing lease. The Company remeasured the right of use asset and lease liability by calculating the present value of expected lease payments, discounted at 7.70%, the Company’s estimated incremental borrowing rate at the date of the modification of the lease, over the new lease term. In December 2021, the lease was renewed . The annual rent for the new lease is approximately $0.6 million. Service charges are also payable based on floor area and are estimated to be approximately $0.2 million per year.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018 and expires on December 31, 2022. Bicycle Therapeutics Inc. has the option to extend for a successive period which is not included in the lease term as it is not reasonably certain that the option will be exercised. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million as well as prepaid rent of $0.1 million for the first month of the third, fourth, and fifth year of the lease. The deposit is recorded in other assets in the consolidated balance sheets. The Company has recorded a right‑of‑use asset (inclusive of the impact of prepaid rent) and corresponding lease liability, by calculating the present value of lease payments, discounted at 9%, the estimated incremental borrowing rate at the commencement of the lease, over the lease term.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the consolidated statement of operations and comprehensive loss are as follows (in thousands):

	December 31,
	2021	2020	2019
Operating lease cost	$1,224	$896	$900
Variable lease cost	612	662	390
Total lease cost	$1,836	$1,558	$1,290

The weighted average remaining operating lease term was 4.8 years, 1.6 years and 2.6 years for the years ended December 31, 2021, 2020, and 2019, respectively, and the weighted average discount rate was 7.1%, 8.6% and 8.5% for the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease payments under non-cancelable operating leases under ASC 842 as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	$3,310
2023	3,616
2024	3,616
2025	3,616
2026	2,868
Present value adjustment	(2,562)
Total lease liabilities	14,464
Less: current lease liabilities	(2,383)
Long term lease liabilities	$12,081

The Company has entered into various agreements with contract research organizations to provide clinical trial services, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table of operating lease payments above since the contracts are generally cancelable at any time upon less than 90 days’ prior written notice. The Company is not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. In some cases, the Company is contractually obligated to make certain minimum payments to the vendors, based on the timing of the termination notification and the exact terms of the agreement.

Legal proceedings

From time to time, the Company or its subsidiaries may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.

In September 2016, the Company’s subsidiary, BicycleRD, filed a complaint in the District Court of the Hague against Pepscan Systems B.V. and its affiliates (“Pepscan”) to contest the right of Pepscan to terminate a non-exclusive patent license agreement entered into with Pepscan in 2009 (“PLA”). On November 20, 2020, the Company entered into a settlement and license agreement with Pepscan regarding Bicycle’s use of Pepscan’s CLIPS peptide technology. The companies agreed to settle all intellectual property disputes worldwide. Under the terms of the settlement, Bicycle has been granted a license to use CLIPS peptide technology in the development of its product candidates BT1718 and THR-149. Bicycle paid €3 million in November 2020, paid €1 million on the first anniversary of the date of settlement, and will make additional future milestone payments upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. The Company recorded $4.7 million of expense related to the settlement and license agreement with Pepscan during the year ended December 31, 2020.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 and 2020.

14. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2021	2020	2019
Numerator:
Net loss	$(66,819)	$(51,010)	$(30,608)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	25,061,734	19,145,938	11,045,370
Net loss per share, basic and diluted	$(2.67)	$(2.66)	$(2.77)

The Company’s potentially dilutive securities, which include share options and warrants to subscribe for ordinary shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2021	2020	2019
Warrants to subscribe for ordinary shares (1)	—	—	92,885
Options to purchase ordinary shares	4,603,486	3,736,663	2,634,346
	4,603,486	3,736,663	2,727,231
(1)	At December 31, 2019, 65,000 warrants exercisable into 92,885 ordinary shares were outstanding (Note 8).

15. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2021, 2020 and 2019 the Company made contributions totaling $0.3 million, $0.2 million and $0.2 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the years ended December 31, 2021, 2020 and 2019 the Company made contributions totaling $0.7 million, $0.5 million and $0.3 million, respectively, to the U.K. Plan.

16. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 13). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.2 million, $0.2 million and $0.1 million during each of the years ended December 31, 2021, 2020 and 2019, respectively. The former Chairman of the Company’s board of directors is associated with 10X Capital Inc., which provided consultancy services to the Company totaling $50,000 during the year ended December 31, 2019.

17. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets held in different geographic regions is presented in the table below (in thousands):

	December 31,
	2021	2020
United States	$1,095	$1,708
United Kingdom	16,694	1,899
	$17,789	$3,607

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: March 1, 2022	/s/ Kevin Lee
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

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	March 1, 2022
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Lee Kalowski	Chief Financial Officer and President	March 1, 2022
Lee Kalowski, MBA	(Principal Financial and Accounting Officer)

/s/ Pierre Legault	Chairman of the Board and Director	March 1, 2022
Pierre Legault, MBA, CPA

/s/ Janice Bourque	Director	March 1, 2022
Janice Bourque, MBA

/s/ Jose-Carlos Gutierrez-Ramos	Director	March 1, 2022
Jose-Carlos Gutierrez-Ramos, Ph.D

/s/ Veronica Jordan	Director	March 1, 2022
Veronica Jordan, Ph.D.

/s/ Richard Kender	Director	March 1, 2022
Richard Kender, MBA

/s/ Sir Gregory Winter	Director	March 1, 2022
Sir Gregory Winter, FRS
A