Form 10-Q
period 2022-03-31
BICYCLE THERAPEUTICS plc
filed 2022-05-05
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ⌧

As of May 2, 2022, the registrant had 29,648,534 ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$407,371	$438,680
Accounts receivable	—	1,000
Prepaid expenses and other current assets	9,067	7,965
Research and development incentives receivable	13,328	10,910
Total current assets	429,766	458,555
Property and equipment, net	8,849	3,123
Operating lease right-of-use assets	16,750	14,666
Other assets	4,198	3,448
Total assets	$459,563	$479,792
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,999	$2,721
Accrued expenses and other current liabilities	12,265	14,244
Deferred revenue, current portion	19,150	19,273
Total current liabilities	35,414	36,238
Long-term debt, net of discount	30,008	29,873
Operating lease liabilities, net of current portion	14,093	12,081
Deferred revenue, net of current portion	46,428	52,067
Other long‑term liabilities	3,362	3,279
Total liabilities	129,305	133,538
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 57,070,181 and 55,295,420 shares authorized at March 31, 2022 and December 31, 2021, respectively; 29,644,438 and 29,579,364 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	385	384
Additional paid-in capital	578,284	567,637
Accumulated other comprehensive loss	(2,468)	(3,388)
Accumulated deficit	(245,943)	(218,379)
Total shareholders’ equity	330,258	346,254
Total liabilities and shareholders’ equity	$459,563	$479,792

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Collaboration revenues	$3,860	$1,808
Operating expenses:
Research and development	14,284	9,693
General and administrative	16,959	8,139
Total operating expenses	31,243	17,832
Loss from operations	(27,383)	(16,024)
Other income (expense):
Interest income	218	15
Interest expense	(818)	(522)
Total other income (expense), net	(600)	(507)
Net loss before income tax provision	(27,983)	(16,531)
Benefit from income taxes	(419)	(340)
Net loss	$(27,564)	$(16,191)
Net loss per share, basic and diluted	$(0.93)	$(0.73)
Weighted average ordinary shares outstanding, basic and diluted	29,605,143	22,100,840

Comprehensives Loss:
Net loss	$(27,564)	$(16,191)
Other comprehensive income (loss):
Foreign currency translation adjustment	920	(58)
Total comprehensive loss	$(26,644)	$(16,249)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254
Issuance of ADSs upon exercise of share options	30,074	1	449	—	—	450
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	10,198	—	—	10,198
Foreign currency translation adjustment	—	—	—	920	—	920
Net loss	—	—	—	—	(27,564)	(27,564)
Balance at March 31, 2022	29,644,438	$385	$578,284	$(2,468)	$(245,943)	$330,258

Balance at December 31, 2020	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460
Issuance of ADSs upon exercise of share options	63,545	1	283	—	—	284
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	2,358,485	33	58,742	—	—	58,775
Share-based compensation expense	—	—	3,821	—	—	3,821
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(16,191)	(16,191)
Balance at March 31, 2021	23,516,587	$300	$312,793	$(3,251)	$(167,751)	$142,091

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months
	Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,564)	$(16,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,198	3,821
Depreciation and amortization	422	325
Non-cash interest	135	93
Changes in operating assets and liabilities:
Accounts receivable	991	3,520
Research and development incentives receivable	(2,774)	(2,277)
Prepaid expenses and other current assets	(1,341)	(922)
Operating lease right‑of‑use assets	650	(2,434)
Other assets	(748)	(353)
Accounts payable	(255)	(304)
Accrued expenses and other current liabilities	(2,337)	(1,858)
Operating lease liabilities	(105)	2,466
Deferred revenue	(3,850)	236
Other long-term liabilities	178	171
Net cash used in operating activities	(26,400)	(13,707)
Cash used in investing activities:
Purchases of property and equipment	(4,756)	(623)
Net cash used in investing activities	(4,756)	(623)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	—	58,775
Proceeds from the exercise of share options and ordinary shares	450	284
Proceeds from issuance of debt	—	15,000
Net cash provided by financing activities	450	74,059
Effect of exchange rate changes on cash and cash equivalents	(603)	182
Net (decrease) increase in cash and cash equivalents	(31,309)	59,911
Cash and cash equivalents at beginning of period	438,680	135,990
Cash and cash equivalents at end of period	$407,371	$195,901
Supplemental disclosure of cash flow information
Cash paid for interest	664	429
Cash paid for income taxes	(35)	—
Cash paid for amounts included in the measurement of operating lease liabilities	375	199
Purchases of property and equipment included in accounts payable and accrued expenses	1,630	76
Non-cash impact right-of-use asset and operating lease liabilities	3,120	—

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

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $407.4 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and American Depositary Shares (“ADSs”), including in its initial public offering (“IPO”) completed in May 2019 and follow-on offering completed in October 2021, offerings pursuant to its at-the-market offering program (“ATM”) program, prior to its IPO convertible preferred shares, proceeds received from its collaboration arrangements (Note 9) and proceeds from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $27.6 million and $16.2 million, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $245.9 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”), on March 1, 2022 (the “2021 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, revenue recognition, share-based compensation expense, valuation of right-of-use assets and liabilities, and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Significant Risks and Uncertainties

In 2020, with the global spread of the ongoing COVID-19 pandemic, the Company established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on the Company’s business. While the Company continues to experience limited financial impacts at this time, the Company has not disbanded this task force and continues to monitor the evolving pandemic and its potential effects on the Company’s business, financial condition, results of operations and growth prospects.

Unaudited Interim Financial Information

Certain information in the footnote disclosures of the financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.

The accompanying condensed consolidated balance sheet at March 31, 2022, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2022, and 2021, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations and its cash flows for the three months ended March 31, 2022, and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred, and accrued but unpaid grant income is included in other current assets. The Company analyzes each arrangement on a case-by-case basis, and income is recognized when the Company concludes that it has reasonable assurance that it will comply with the conditions attached to the grant and the expenses have been incurred. There are no significant performance criteria other than to maintain satisfactory progress on the specified project, and there are no significant acceptance or recapture provisions associated with the government grants for the three month periods ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $1.1 million, as a reduction of research and development expense related to government grant arrangements, respectively. As of March 31, 2022, the Company has approximately $2.3 million of government grant funding remaining for future cost reimbursement through February of 2024.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13as of January 1, 2022 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires additional disclosures regarding the nature and terms of government assistance. ASU No. 2021-10 was effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material impact to the Company’s condensed consolidated financial statements.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of March 31, 2022, and December 31, 2021, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of March 31, 2022, and December 31, 2021, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had $100.0 million of cash equivalents at each of the periods ended March 31, 2022 and December 31, 2021.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$6,934	$6,746
Leasehold improvements	6,379	809
Computer equipment and software	222	143
Furniture and office equipment	296	225
	13,831	7,923
Less: Accumulated depreciation and amortization	(4,982)	(4,800)
	$8,849	$3,123

As of March 31, 2022, approximately $6.4 million of leasehold improvements and laboratory equipment was not yet placed in service associated with the Company’s new facility in the U.K. Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation and benefits	$2,670	$6,429
Accrued external research and development expenses	5,150	3,980
Accrued professional fees	1,065	882
Current portion of operating lease liabilities	2,996	2,383
Other	384	570
	$12,265	$14,244

6. Long-term debt

On September 30, 2020 (the “Closing Date”), Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the

Closing Date through March 15, 2021, and (iii) subject to the Borrowers achieving certain performance milestones and satisfying customary conditions and available until March 15, 2022, an additional term loan of $10.0 million.

Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus The Wall Street Journal prime rate. On March 10, 2021 (“the Amendment Closing Date”), the Borrowers entered into the First Amendment to the Loan and Security Agreement (the “First Amendment to LSA”) with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under the Company’s debt facility with Hercules were interest-only until the first payment was due on August 1, 2023, which date was extended from November 1, 2022, followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2024 (the “Maturity Date”). If the Company achieved certain performance milestones, the interest-only period could be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, the Company borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. In November 2021, the performance milestones were achieved, and the interest only period was extended until February 1, 2024. On March 15, 2022 the additional term loan of $10.0 million expired unexercised.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA, and concluded that the amendment represented a modification, as such, the fees and transaction costs associated with the initial term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 11.5% at March 31, 2022.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.5 million, respectively.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Term loan payable	$30,000	$30,000
End of term charge	470	376
Unamortized debt issuance costs	(462)	(503)
Carrying value of term loan	$30,008	$29,873

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2022	$—
2023	—
2024	31,500
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of March 31, 2022 and 2021, the Company had not declared any dividends.

As of March 31, 2022, and December 31, 2021, the Company’s authorized share capital consisted of 57,070,181 and 55,295,420 respectively, ordinary shares with a nominal value of £0.01 per share.

8. Share-based compensation

Employee incentive pool

2020 Equity Incentive Plan

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

Share options issued under the 2020 Share Option Plan have a 10 year contractual life, and generally vest over either a three year service period for non-employee directors, or a four year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest immediately upon grant.

In 2022, the Company granted restricted share units (“RSUs”) to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees vest over a four year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vest in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors vest immediately upon grant.

As of March 31, 2022, there were 899,821 shares available for issuance, and options to purchase 2,613,157 shares and RSUs for 187,725 outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of March 31, 2022, there were 2,163,227 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in our capitalization. The number of shares reserved for issuance under the ESPP was increased by 295,793 shares effective January 1, 2022. As of March 31, 2022, the total number of shares available for issuance under the ESPP was 901,675 ordinary shares. As of March 31, 2022, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development expenses	$2,364	$1,211
General and administrative expenses	7,834	2,610
	$10,198	$3,821

Share options

The following table summarizes the Company’s option activity since December 31, 2021:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,603,486	$14.97	8.13	$207,009
Granted	899,747	58.96	—	—
Exercised	(30,074)	14.96	—	—
Forfeited	(93,818)	22.39	—	—
Outstanding as of March 31, 2022	5,379,341	$22.20	8.17	$130,435
Vested and expected to vest as of March 31, 2022	5,379,341	$22.20	8.17	$130,435
Options exercisable as of March 31, 2022	2,750,276	$12.74	7.47	$86,689

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2022 and 2021 was $40.94 per share and $12.60 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $1.0 million and $1.5 million for the three months ended March 31, 2022, and 2021, respectively.

Total share-based compensation expense for share options granted was $7.4 million and $3.8 million for the three months ended March 31, 2022, and 2021, respectively. Expense for non-employee consultants for the three months ended March 31, 2022 and 2021 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.5%	0.5%
Expected volatility	81.5%	79.5%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.0

As of March 31, 2022, total unrecognized compensation expense related to the unvested employee and director share-based awards was $54.5 million, which is expected to be recognized over a weighted average period of 3.3 years.

Restricted Share Units

The following table summarizes activity for RSUs under the 2020 Plan for the three months ended March 31, 2022:

		Weighted-Average
	Number of Shares Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	222,725	60.86
Vested	(35,000)	60.86
Unvested at March 31, 2022	187,725	$60.86

The fair value of restricted share units that vested during the three months ended March 31, 2022 was $2.1 million.

Total share-based compensation expense for RSUs granted was $2.8 million for the three months ended March 31, 2022. As of March 31, 2022, the total unrecognized compensation related to unvested RSUs granted was $10.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.8 years.

9. Significant agreements

For the three months ended March 31, 2022 and 2021, the Company recognized revenue for its collaborations with Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech Inc. (“Genentech”), the Dementia Discovery Fund (“DDF”), and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months
	Ended
	March 31,
	2022	2021
Collaboration revenues
Ionis	$2,314	$—
Genentech	1,474	1,448
Dementia Discovery Fund	72	83
AstraZeneca	—	277
Total collaboration revenues	$3,860	$1,808

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

Ionis Share Purchase Agreement

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, the Company entered into a share purchase agreement (the “Ionis Share Purchase Agreement”) with Ionis, pursuant to which Ionis purchased 282,485 of the Company’s ordinary shares (the “Ionis Shares”) at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling price of the Ionis combined licenses and research and discovery performance obligation was based on the nature of the licenses to be delivered, as well as the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the estimated value of the underlying goods and services, and the probability that Ionis would exercise the option. Based on the relative standalone selling price, the allocation of the transaction price as of March 31, 2022 to the separate performance obligations is as follows (in thousands):

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

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company will recognize the $0.8 million as revenue as the underlying services are performed using a proportional performance model over the period of service using input based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. For the three months ended March 31, 2022 and 2021, the Company recognized $2.3 million and no revenue, respectively, and as of March 31, 2022 and December 31, 2021, the Company recorded deferred revenue of $30.9 million and $34.1 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendment, and Ionis Evaluation and Option Agreement.

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

Under the terms of the Genentech Collaboration Agreement, Bicycle received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing Bicycle’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as targeting elements for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech has the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”), which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech is obligated to pay to the Company an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options. Based on the relative standalone selling price, the allocation of the transaction price as of March 31, 2022 to the separate performance obligations is as follows (in thousands):

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

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $1.5 million and $1.4 million, respectively, and as of March 31, 2022 and December 31, 2021, the Company recorded $32.0 million and $34.4 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

AstraZeneca Collaboration Agreement

In November 2016, the Company entered into a Research Collaboration Agreement (the “AstraZeneca Collaboration Agreement” with AstraZeneca. The collaboration activities initially focused on two targets within respiratory, cardiovascular and metabolic disease, for which collaboration activities were terminated by AstraZeneca in October 2020 and March 2021, respectively. In May 2018, AstraZeneca exercised an option to nominate four additional targets (“Additional Four Target Option”). As a result, AstraZeneca was entitled to obtain research and development services from the Company with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million. After discovery and initial optimization of such Bicycle peptides, AstraZeneca is responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca has option rights, at drug candidate selection, which allow it to obtain development and exploitation license rights with regard to such drug candidate. Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two years for the AZ Research Term. AstraZeneca may extend the research term for each research program by twelve months (or fifteen months, if needed to complete certain toxicology studies) or may shorten the research term for a research program if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca. AstraZeneca was obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate. AstraZeneca is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, the Company is eligible to receive up to $29.0 million in development milestone payments and up to $23.0 million in regulatory milestone payments. The Company is also eligible for up to $110.0 million in commercial milestone payments, on a research program by research program basis. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales, subject to certain reductions, including in certain countries where the licensed product faces generic competition. AstraZeneca may terminate the AstraZeneca Collaboration Agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

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

The Company concluded that the fourth, fifth and sixth targets available for selection were options. Upon exercise, AstraZeneca obtained a research license and the related research and development services and an option to a development and exploitation license. The Company has concluded that the research services option, including the underlying development and exploitation license options related to each respective target resulted in a material right as the option exercise fee related to the development and exploitation license contained a discount that AstraZeneca would not have otherwise received. The research license and the related research and development services related to the fourth, fifth and sixth targets were not performance obligations at the inception of the arrangement, as they were optional services that would be performed if AstraZeneca selected additional targets and they reflected their standalone selling prices and did not provide the customer with material rights. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

The total transaction price was initially determined to be $5.7 million, consisting of the $5.0 million option exercise fee and research and development funding of an estimated $0.7 million. The research and development funding was provided based on the costs incurred to conduct the research and development services. The Company utilized the most likely amount method to determine the amount of research and development funding to be received. Additional consideration to be paid to the Company upon the exercise of the license options by AstraZeneca or upon reaching certain milestones was excluded from the transaction price as they related to option fees and milestones that can only be achieved subsequent to the license option exercise or are outside of the initial contact term.

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
$5,650

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. In August 2021, AstraZeneca terminated the collaboration activities related to the sixth target. As a result, deferred revenue related to the amount allocated to the Target 6 Material Right of $1.1 million was recognized during the year ended December 31, 2021. As of March 31, 2022, two research programs were in the AZ Research Term, and the research and development services associated with the Bicycle Research Term the fourth and fifth targets have been completed. In January 2022, AstraZeneca elected to extend the Research Term for the fourth target by 12 months.

For the three months ended March 31, 2022, the Company recognized no revenue related to the research and development services and termination of the sixth target, and for the three months ended March 31, 2021, the Company recognized $0.3 million of revenue related to the research and development services for the sixth target related to the exercise of the Additional Four Target Option. As of March 31, 2022 and December 31, 2021, the Company recorded $2.3 million and $2.4 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	March 31,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$—	$(2,314)	$(906)	$30,895
Genentech collaboration deferred revenue	34,436	—	(1,474)	(920)	32,042
DDF collaboration deferred revenue	428	—	(72)	(10)	346
AstraZeneca collaboration deferred revenue	2,361	—	—	(66)	2,295
Total deferred revenue	$71,340	$—	$(3,860)	$(1,902)	$65,578

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2021	Additions	Deductions	Rates	2021
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$3,000	$36,002	$(4,242)	$(645)	$34,115
Genentech collaboration deferred revenue	27,579	13,000	(5,660)	(483)	34,436
DDF collaboration deferred revenue	821	—	(391)	(2)	428
AstraZeneca collaboration deferred revenue	3,756	54	(1,404)	(45)	2,361
Total deferred revenue	$35,156	$49,056	$(11,697)	$(1,175)	$71,340

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at March 31, 2022 or December 31, 2021.

The Ionis deferred revenue balance at March 31, 2022 includes $3.9 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at March 31, 2022 includes $24.3 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of March 31, 2022 includes $2.4 million allocated to the Target 4 and Target 5 Material Rights, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$3,819	$1,652
Revenue recognized based on expiration of material rights	41	—
Revenue recognized based on changes in transaction price	—	156
Total	$3,860	$1,808

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $3.4 million and $3.3 million at March 31, 2022 and at December 31, 2021, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three months ended March 31, 2022.

10. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $0.4 million and $0.3 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., and has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of March 31, 2022 and December 31, 2021.

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

11. Commitments and Contingencies

Leases

On December 6, 2021 the Company entered into a lease of new office and laboratory space, in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six month period of free-rent. There was no deposit paid in conjunction with the lease. The Company recorded a right of use asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at a 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the five year lease term, including the six month rent free period.

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which expired on December 11, 2021. The annual rent was approximately $0.5 million. The Company had the right to renew the lease for five years commencing December 12, 2021. The renewal period was not included in the original lease term as it was not reasonably certain that the right would be exercised. In March 2021, the Company concluded that it was reasonably certain that it would exercise the lease renewal option, and accounted for the lease extension as a modification of the existing lease. The Company remeasured the right of use asset and lease liability by calculating the present value of expected lease payments, discounted at 7.70%, the Company’s estimated incremental borrowing rate at the date of the modification of the lease, over the new lease term. In December 2021, the lease was renewed. The annual rent for the new lease is approximately $0.6 million. Service charges are also payable based on floor area and are estimated to be approximately $0.2 million per year.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018 and expires on December 31, 2022. Bicycle Therapeutics Inc. has the option to extend for a successive period which was not included in the original lease term as it was not reasonably certain that the option will be exercised. In March 2022, the Company notified the landlord of its intent to renew the lease and concluded that it was reasonably certain that it will exercise the lease renewal option. The Company accounted for the lease extension as a modification of the existing lease and remeasured the right of use asset and lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate, over the new lease term. The payments for the modified lease are expected to be approximately $0.4 million through December 31, 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million as well as prepaid rent of $0.1 million for the first month of the third, fourth, and fifth year of the lease.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use assets and corresponding lease liabilities:

●	Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, periods covered by an option to extend the lease when it is reasonably certain that the Company will exercise the extension option, or cancelable option periods when it is reasonably certain that the Company would not exercise such cancelation option.
●	Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third-party quotations.
●	Lease and non-lease components — In certain cases, the Company is also responsible for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The amounts paid are considered non-lease components. The Company has elected the practical expedient which allows the non-lease components to be combined with the lease components. The payments for other operating costs are considered variable lease cost and are recognized in the period in which the costs are incurred.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	March 31,
	2022	2021
Operating lease cost	$906	$232
Variable lease cost	267	80
Total lease cost	$1,173	$312

The weighted average remaining operating lease term was 4.9 years and 5.0 years as of March 31, 2022, and 2021, respectively, and the weighted average discount rate was 7.04% and 7.93% for the period ended March 31, 2022, and 2021, respectively.

The following table summarizes the maturities of the Company’s operating leases as of March 31, 2022, including the payments for the US lease renewal which is reasonably certain of being extended (in thousands):

Year Ending December 31,
2022	$2,999
2023	4,245
2024	4,267
2025	4,289
2026	3,441
2027	821
Present value adjustment	(2,973)
Total lease liabilities	17,089
Less: current lease liabilities	(2,996)
Long term lease liabilities	$14,093

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

Founder royalty arrangements

At the time BicycleRD Limited was organized, BicycleRD Limited entered into a royalty agreement with its founders and initial investors (the “Founder Royalty Agreement”). Pursuant to the Founder Royalty Agreement, as amended, the Company will pay a royalty rate in the low single digit percentages on net product sales under the collaborations with Oxurion and AstraZeneca to its founders and initial investors, for a period of 10 years from the first commercial sale on a country-by-country basis. No royalties have been earned or paid under the royalty arrangements to date.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(27,564)	$(16,191)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	29,605,143	22,100,840
Net loss per share, basic and diluted	$(0.93)	$(0.73)

The Company’s potentially dilutive securities, which are options to purchase ordinary shares and restricted share units for ordinary shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Restricted ordinary shares	187,725	—
Options to purchase ordinary shares	5,379,341	4,950,608
	5,567,066	4,950,608

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During each of the three months ended March 31, 2022, and 2021, the Company made contributions totaling $0.1 million to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the three months ended March 31, 2022 and 2021, the Company made contributions totaling $0.3 million and $0.2 million, respectively, to the U.K. Plan.

14. Related party transactions

The Company has entered into Founder Royalty Agreements with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreements to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles, which provided consultancy services to the Company totaling $56,000 and $43,000 during the three months ended March 31, 2022 and 2021, respectively.

15. Geographic information

The Company operates in two geographic regions: United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2022	2021
United States	$4,186	$1,095
United Kingdom	21,413	16,694
	$25,599	$17,789

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

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

Our product candidates, BT5528, BT8009, and BT1718, are each a Bicycle® Toxin Conjugate, or BTC™. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528 and preliminary results from our ongoing Phase 1 clinical trial of BT8009. We observed signs of anti-tumor activity in our clinical trial of BT5528 in patients with urothelial and ovarian cancer and established a recommended Phase II dose range. We plan to initiate expansion cohorts in this clinical trial in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers. In our ongoing Phase I clinical trial of BT8009, we observed signs of anti-tumor activity in urothelial cancer patients and presented updated results on April 11, 2022. The Phase I clinical trial remains ongoing. Enrollment in the ongoing Phase IIa portion of a Phase I/IIa clinical trial of BT1718 sponsored and fully funded by Cancer Research UK has been ongoing. Enrollment in the BT7480 Phase I trial is ongoing and is progressing on schedule during the dose escalation portion of the clinical trial.

Beyond our wholly-owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs include collaborations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

COVID-19 Business Update

In 2020, with the global spread of COVID-19, we established a cross-functional task force and implemented business continuity plans designed to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees, customers and our business. We continue to closely monitor the ongoing COVID-19 situation. We have allowed employees to return to the office, with a continued focus on employee safety and optimal work environment. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to suspend or reverse efforts to return to the office in the future.

With respect to clinical development, our CROs have taken measures to utilize remote and virtual approaches, as necessary, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity. Changes in circumstances related to the ongoing COVID-19 pandemic could result in pauses in or other impacts on enrollment. We could also see an impact on the ability to report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we cannot guarantee that our CROs or other third parties will continue to perform their contractual duties in a timely and satisfactory manner. If additional new variants of COVID-19 emerge, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

As for our third-party manufacturers, distributors and other partners, we are working closely with them to manage our supply chain activities and mitigate potential disruptions to our clinical trial materials and supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate global supply of clinical trial materials and supplies to support our current clinical trial activities. However, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to provide investigational product to our clinical trial sites and to generate sales of and revenues from our approved products, if approved. Our laboratories in the United Kingdom and the United States remain operational.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through March 31, 2022, we have received gross proceeds of $558.0 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, follow-on offering and at-the-market, or ATM, offering program; and $125.2 million of cash payments under our collaboration revenue arrangements, including $46.6 million from Ionis, $44.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi, $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, or Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $27.6 million and $16.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $245.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company and large accelerated filer.

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

As of March 31, 2022, we had cash and cash equivalents of $407.4 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons, including the impacts of the ongoing COVID-19 pandemic, in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. Changes in circumstances related to the ongoing COVID-19 pandemic could result in pauses in or other impacts on enrollment. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Benefit From Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid United Kingdom corporation tax. The benefit from income taxes presented in our condensed consolidated statements of operations and comprehensive loss is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2021. For the year ending December 31, 2022, the payable credit claims under the SME Program in excess of £20,000 will be subject to a limitation of three times the total PAYE and NIC liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. We expect a portion of qualifying research and development expenditures that are subject to the research and development tax credit will decrease in future periods.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Collaboration revenues	$3,860	$1,808	$2,052
Operating expenses:
Research and development	14,284	9,693	4,591
General and administrative	16,959	8,139	8,820
Total operating expenses	31,243	17,832	13,411
Loss from operations	(27,383)	(16,024)	(11,359)
Other income (expense):
Interest income	218	15	203
Interest expense	(818)	(522)	(296)
Total other income (expense), net	(600)	(507)	(93)
Net loss before income tax provision	(27,983)	(16,531)	(11,452)
Benefit from income taxes	(419)	(340)	(79)
Net loss	$(27,564)	$(16,191)	$(11,373)

Collaboration Revenues

Collaboration revenues increased by $2.1 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase of $2.3 million from our collaboration with Ionis entered into in July 2021, offset by a decrease of $0.3 million from our collaboration with AstraZeneca.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
BT1718 (MT1)	$187	$172	$15
BT5528 (EphA2)	1,402	1,338	64
BT8009 (Nectin‑4)	1,214	1,626	(412)
Bicycle tumor-targeted immune cell agonist	1,523	1,240	283
Other discovery and platform related expense	4,439	3,280	1,159
Employee and contractor related expenses	5,582	3,882	1,700
Share-based compensation	2,364	1,211	1,153
Facility expenses	790	170	620
Research and development incentives	(3,217)	(3,226)	9
Total research and development expenses	$14,284	$9,693	$4,591

Research and development expenses increased by $4.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due primarily to an increase of $1.1 million in direct program spend, primarily associated with increased other discovery and platform related expenses, including costs of our collaboration agreements and U.K. government grant activities, as well as an increase of $1.7 million in employee and contractor related expenses attributable to increased headcount and $1.2 million of incremental share-based compensation expense.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all direct external program costs to support that program to date. Through March 31, 2022, we have incurred approximately $21.1 million, $20.0 million, $14.5 million, and $12.8 million of direct external expenses for the development of the BT5528, BT8009, BT1718, and Bicycle tumor-targeted immune cell agonist programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Personnel related costs	$3,252	$1,877	$1,375
Professional and consulting fees	3,684	2,241	1,443
Other general and administration costs	2,076	1,368	708
Share-based compensation	7,834	2,610	5,224
Effect of foreign exchange rates	113	43	70
Total general and administrative expenses	$16,959	$8,139	$8,820

General and administrative expenses increased by $8.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is primarily due to a $5.2 million increase in share-based compensation primarily associated with our annual employee equity grants in January 2022, an increase of $1.4 million in personnel related costs due to higher headcount, an increase of $1.4 million in professional and consulting fees, and an increase of $0.7 million in other general and administrative costs, including insurance expense, to support operations as a public company.

Other Income (Expense), net

Other income (expense), net increased by $0.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to interest expense related to an incremental borrowing of $15.0 million received in March 2021 under the First Amendment to the Loan and Security Agreement.

Liquidity and Capital Resources

Liquidity

From our inception through March 31, 2022, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements with Ionis, Genentech, DDF, AstraZeneca, Sanofi and Oxurion; and borrowings pursuant to our Loan Agreement.

From our inception in 2009 through March 31, 2022, we have received gross proceeds of $558.0 million from the sale of ADSs, ordinary shares, and convertible preferred shares, including the proceeds from our IPO and our at-the-market, or ATM, offering program; $125.2 million of cash payments under our collaboration revenue arrangements including, $46.6 million from Ionis, $44.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi and $6.6 million from Oxurion; and $30.0 million in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(26,400)	$(13,707)
Net cash used in investing activities	(4,756)	(623)
Net cash provided by financing activities	450	74,059
Effect of exchange rate changes on cash	(603)	182
Net (decrease) increase in cash and cash equivalents	$(31,309)	$59,911

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $26.4 million as compared to $13.7 million for the three months ended March 31, 2021. The increase in cash used in operations is primarily due to an increase in net loss of $11.4 million as described in the Results of Operations above, offset by an increase in non-cash expenses, including $6.4 million of share-based compensation expense, and an increase in cash used by changes in our operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2022 and 2021, we used $4.8 million and $0.6 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, primarily consisting of net proceeds from our exercise of share options.

During the three months ended March 31, 2021, net cash provided by financing activities was $74.1 million, primarily consisting of net proceeds from our ATM of $58.8 million and borrowings of $15.0 million under our Loan Agreement with Hercules.

Loan Agreement

On September 30, 2020, or the Closing Date, we entered into the Loan Agreement with Hercules as agent, which provided for aggregate maximum borrowings of up to $40.0 million, consisting of (i) a term loan of $15.0 million, which was funded on the Closing Date, (ii) subject to customary conditions, an additional term loan of up to $15.0 million available from the Closing Date through March 15, 2021, and (iii) subject to our achievement of certain performance milestones and satisfaction of customary conditions and available until March 15, 2022, an additional term loan of $10.0 million. Borrowings under the Loan Agreement bear interest at an annual rate equal to the greater of (i) 8.85% and (ii) the prime rate of interest plus 5.60%. On March 10, 2021, or the Amendment Closing Date, we entered into the First Amendment to the Loan and Security Agreement, or First Amendment to LSA, with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under our debt facility with Hercules were interest-only until the first payment due on August 1, 2023, followed by equal monthly payments of principal and interest through October 1, 2024, or the Maturity Date. If we achieved certain performance milestones, the interest-only period could be extended, with the first principal payment due on February 1, 2024. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, we borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. In November 2021, the performance milestones were achieved, and the interest only period was extended until February 1, 2024. The additional $10.0 million available term loan expired unexercised in March 2022. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 2.0% of the principal amount outstanding if the prepayment occurs during the first year following the Closing Date, 1.5% of the principal amount outstanding if the prepayment occurs during the second year following the Closing Date; and 1.0% thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined in the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current clinical trials and conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts, and our operations as a public company.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

In addition, the following table summarizes our contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and Continencies of our condensed consolidated financial statements.

	Payments due by period
		Less than		More than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments (1)	$16,190	$3,878	$7,030	$5,282
Debt obligations (2)	37,581	2,692	34,889	—
Total	$53,771	$6,570	$41,919	$5,282

(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have two office leases in Cambridge, U.K. under operating leases that each end in December 2026. We lease laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2022. The amounts exclude our expected future minimum payments for a five year extension of our US operating lease through December 2027. The expected future minimum lease payments, inclusive of the exercise of our option to extend the lease through December 2027, which is reasonably certain to occur, would be $0.5 million, $1.5 million, and $2.2 million, for the less than 1 year, 1 to 3 years, and 3 to 5 years periods, respectively.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payment under the Loan Agreement with Hercules as of March 31, 2022.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems B.V., and its affiliates, or Pepscan, regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones.

As of March 31, 2022, we had cash and cash equivalents of $407.4 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing COVID-19 pandemic and Russia-Ukraine conflict on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the ongoing COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;

●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Ionis, Genentech, DDF, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company and large accelerated filer.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ADSs and ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ADSs or ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders. Both the ongoing COVID-19 pandemic and the rapidly evolving conflict between Russia and Ukraine have resulted in significant disruptions to global financial markets. If these disruptions persist or deepen, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report, which was filed with the SEC on March 1, 2022. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our 2021 Annual Report.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities as defined in the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2022, we had cash and cash equivalents of $407.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and a 30-day deposit account. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of March 31, 2022. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus The Wall Street Journal prime rate. As of March 31, 2022, our outstanding indebtedness with Hercules bears interest at 8.85%. If the prime rate increases to over 3.25%, the interest on our loan with Hercules will increase. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.1 million and $43,000 for the three months ended March 31, 2022 and 2021, respectively.

For financial reporting purposes, our condensed consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into U.S. dollars the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss).

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Other than as described below and in our 2021 Annual Report, we are not currently subject to any material legal proceedings.

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

Item 1A. Risk Factors.

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

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our American Depositary Shares, or ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are at a very early stage in our development efforts, our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugate, or BTC, and Bicycle tumor-targeted immune cell agonist®, or Bicycle TICA™, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.

●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
●	The ongoing COVID-19 pandemic could impact our business.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●

Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2021 Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 1, 2022, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $27.6 million and $16.2 million, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $245.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $407.4 million as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of the COVID-19 pandemic is difficult to assess or predict, it has caused significant disruptions to the global financial markets and may reduce our ability to access capital, which could in the future negatively affect our liquidity.

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

We are party to a secured term loan facility with Hercules. As of March 31, 2022, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of March 31, 2022, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BTC and Bicycle TICA® programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

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

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. The ongoing COVID-19 pandemic, including many jurisdictions’ shelter-in-place, stay-at-home and similar restrictions, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Although some jurisdictions have relaxed such restrictions amid ongoing vaccination against the SARS-CoV-2 virus, previously relaxed restrictions may be re-instituted. COVID-19-related interruptions, or infection of site personnel or trial patients with COVID-19, may also reduce our or our collaboration partners’ abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our and our suppliers’ abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these new products. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is: (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

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

●	the U.S. federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	U.S federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We have allowed our employees to return to the office. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to reverse any efforts to return to the office in the future. Additionally, we may experience disruptions if our employees become ill, despite the availability of vaccines, and are unable to perform their duties. The effects of any of current or future work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition, our ability to conduct clinical trials has been and may continue to be affected by the COVID-19 pandemic. While patient enrollment in our clinical trials remains underway, clinical site initiation and patient enrollment, both internationally and domestically, may be suspended or delayed due to prioritization of hospital resources toward the COVID-19 pandemic, including vaccination efforts, or new or renewed shelter-in-place or stay-at-home orders. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

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

It is impossible to predict all effects and the ultimate impact of the COVID-19 pandemic. The full extent of COVID-19’s impact on our clinical development and other operations and financial performance depends on future developments that are uncertain and unpredictable, including herd immunity, virus mutations and variants and any new information that may emerge concerning the virus, vaccines and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

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

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability recently increased after Russia invaded Ukraine in February 2022. In response to the invasion, North Atlantic Treaty Organization, or NATO, has deployed additional military forces to Eastern Europe, including to Lithuania, and the U.K., the European Union and the United States implemented certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, the conflict has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital in the future on favorable terms or at all.

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

.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of March 31, 2022, our patent portfolio included four patent families directed to novel scaffolds, 13 patent families directed to our platform technology, 88 patent families directed to bicyclic peptides and related conjugates, and 15 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. As of March 31, 2022, our trademark portfolio consisted of 49 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared invalid, generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive objections. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable Intellectual Property Offices in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been and may in the future be filed against our trademarks, and our trademarks may not survive such proceedings. For example, our U.K. trademark application for “TICA” was successfully opposed in the U.K., Japan and the European Union for the majority of goods and services for which we originally applied, and we have abandoned our trademark application for “TICA” in the United States as a result. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Employee Matters and Managing Growth

We only have a limited number of employees to manage and operate our business.

As of March 31, 2022, we had 149 full-time or part-time employees. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. U.S. Holders (as defined below) should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. A “U.S Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is:

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

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

BICYCLE THERAPEUTICS PLC

Date: May 5, 2022	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)