Form 10-Q
period 2022-06-30
BICYCLE THERAPEUTICS plc
filed 2022-08-04
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38916

Bicycle Therapeutics plc

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Blocks A & B, Portway Building, Granta Park Great Abington, Cambridge, United Kingdom	CB21 6GS
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 1223 261503

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value £0.01 per share*	n/a	The Nasdaq Stock Market LLC
American Depositary Shares, each representing one ordinary share, nominal value £0.01 per share	BCYC	The Nasdaq Stock Market LLC

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

As of August 1, 2022, the registrant had 29,676,127 ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the European Union, the United Kingdom and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

ii

●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including, the ongoing war in Ukraine and terrorism, or natural disasters and public health epidemics; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$372,769	$438,680
Accounts receivable	10,000	1,000
Prepaid expenses and other current assets	9,454	7,965
Research and development incentives receivable	16,270	10,910
Total current assets	408,493	458,555
Property and equipment, net	16,815	3,123
Operating lease right-of-use assets	15,076	14,666
Other assets	5,098	3,448
Total assets	$445,482	$479,792
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,859	$2,721
Accrued expenses and other current liabilities	16,952	14,244
Deferred revenue, current portion	19,530	19,273
Total current liabilities	41,341	36,238
Long-term debt, net of discount	30,144	29,873
Operating lease liabilities, net of current portion	12,496	12,081
Deferred revenue, net of current portion	46,849	52,067
Other long‑term liabilities	3,260	3,279
Total liabilities	134,090	133,538
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 57,820,181 and 55,295,420 shares authorized at June 30, 2022 and December 31, 2021, respectively; 29,666,317 and 29,579,364 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	385	384
Additional paid-in capital	584,152	567,637
Accumulated other comprehensive loss	(374)	(3,388)
Accumulated deficit	(272,771)	(218,379)
Total shareholders’ equity	311,392	346,254
Total liabilities and shareholders’ equity	$445,482	$479,792

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration revenues	$4,378	$1,785	$8,238	$3,593
Operating expenses:
Research and development	19,854	11,722	34,138	21,415
General and administrative	11,824	7,340	28,783	15,479
Total operating expenses	31,678	19,062	62,921	36,894
Loss from operations	(27,300)	(17,277)	(54,683)	(33,301)
Other income (expense):
Interest income	908	23	1,126	38
Interest expense	(883)	(819)	(1,701)	(1,341)
Total other income (expense), net	25	(796)	(575)	(1,303)
Net loss before income tax provision	(27,275)	(18,073)	(55,258)	(34,604)
Benefit from income taxes	(447)	(160)	(866)	(500)
Net loss	$(26,828)	$(17,913)	$(54,392)	$(34,104)
Net loss per share, basic and diluted	$(0.90)	$(0.74)	$(1.84)	$(1.48)
Weighted average ordinary shares outstanding, basic and diluted	29,648,564	24,052,168	29,626,974	23,047,745

Comprehensives loss:
Net loss	$(26,828)	$(17,913)	$(54,392)	$(34,104)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,094	(255)	3,014	(313)
Total comprehensive loss	$(24,734)	$(18,168)	$(51,378)	$(34,417)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254
Issuance of ADSs upon exercise of share options	30,074	1	449	—	—	450
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	10,198	—	—	10,198
Foreign currency translation adjustment	—	—	—	920	—	920
Net loss	—	—	—	—	(27,564)	(27,564)
Balance at March 31, 2022	29,644,438	385	578,284	(2,468)	(245,943)	330,258
Issuance of ADSs upon exercise of share options	21,879	—	195	—	—	195
Share-based compensation expense	—	—	5,673	—	—	5,673
Foreign currency translation adjustment	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	(26,828)	(26,828)
Balance at June 30, 2022	29,666,317	$385	$584,152	$(374)	$(272,771)	$311,392

Balance at December 31, 2020	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460
Issuance of ADSs upon exercise of share options	63,545	1	283	—	—	284
Issuance of ADSs, net of commissions and offering expenses of $1.8 million	2,358,485	33	58,742	—	—	58,775
Share-based compensation expense	—	—	3,821	—	—	3,821
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(16,191)	(16,191)
Balance at March 31, 2021	23,516,587	300	312,793	(3,251)	(167,751)	142,091
Issuance of ADSs upon exercise of share options	125,666	2	1,573	—	—	1,575
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	482,299	7	13,970	—	—	13,977
Share-based compensation expense	—	—	2,575	—	—	2,575
Foreign currency translation adjustment	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(17,913)	(17,913)
Balance at June 30, 2021	24,124,552	$309	$330,911	$(3,506)	$(185,664)	$142,050

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months
	Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,392)	$(34,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,871	6,396
Depreciation and amortization	1,039	665
Non-cash interest	271	223
Changes in operating assets and liabilities:
Accounts receivable	(9,346)	5,544
Research and development incentives receivable	(6,850)	(4,982)
Prepaid expenses and other current assets	(2,418)	278
Operating lease right‑of‑use assets	1,343	(2,229)
Other assets	(1,616)	(554)
Accounts payable	1,341	2,225
Accrued expenses and other current liabilities	3,209	(603)
Operating lease liabilities	(789)	2,296
Deferred revenue	2,072	(1,549)
Other long-term liabilities	334	317
Net cash used in operating activities	(49,931)	(26,077)
Cash used in investing activities:
Purchases of property and equipment	(14,555)	(794)
Net cash used in investing activities	(14,555)	(794)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	—	72,752
Proceeds from the exercise of share options and sale of ordinary shares	645	1,859
Proceeds from issuance of debt	—	15,000
Net cash provided by financing activities	645	89,611
Effect of exchange rate changes on cash and cash equivalents	(2,070)	8
Net (decrease) increase in cash and cash equivalents	(65,911)	62,748
Cash and cash equivalents at beginning of period	438,680	135,990
Cash and cash equivalents at end of period	$372,769	$198,738
Supplemental disclosure of cash flow information
Cash paid for interest	$1,390	$1,074
Cash paid for income taxes	$749	$53
Cash paid for amounts included in the measurement of operating lease liabilities	$1,336	$200
Purchases of property and equipment included in accounts payable and accrued expenses	$1,209	$36
Non-cash impact right-of-use asset and operating lease liabilities	$3,120	$—

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

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $372.8 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and American Depositary Shares (“ADSs”), including in its initial public offering (“IPO”) completed in May 2019 and follow-on offering completed in October 2021, offerings pursuant to its at-the-market offering program (“ATM”), and prior to its IPO, offerings of its convertible preferred shares, as well as proceeds received from its collaboration arrangements (Note 9) and proceeds from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $26.8 million and $54.4 million for the three and six months ended June 30, 2022, respectively, and $17.9 million and $34.1 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $272.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. Accordingly, the Company will need to obtain additional funding in connection with continuing operations. If the Company is unable to raise capital when needed, or on attractive terms, it could be forced to delay, reduce or eliminate one or more of its research or drug development programs or any future commercialization efforts. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The Company is subject to risks common to companies in the biotechnology industry and in light of the ongoing COVID-19 pandemic, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, if approved, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Unaudited interim financial information

Certain information in the footnote disclosures of these financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.

The accompanying condensed consolidated balance sheet as of June 30, 2022, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows for the three and six months ended June 30, 2022 and 2021, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Accounts receivable

As of June 30, 2022, accounts receivable consists of amounts due under the collaboration agreement between BicycleTx Limited and Genentech, Inc. (“Genentech”). The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of June 30, 2022.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred, and accrued but unpaid grant income is included in other current assets. The Company analyzes each arrangement on a case-by-case basis, and income is recognized when the Company concludes that it has reasonable assurance that it will comply with the conditions attached to the grant and the expenses have been incurred. There are no significant performance criteria other than to maintain satisfactory progress on the specified project, and there are no significant acceptance or recapture provisions associated with the government grants for the three and six month periods ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022, the Company recognized $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2021, the Company recognized $0.8 million and $1.9 million, respectively, as a reduction of research and development expense related to government grant arrangements. As of June 30, 2022, the Company has approximately $1.7 million of government grant funding remaining for future cost reimbursement through February of 2024.

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2022, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires additional disclosures regarding the nature and terms of government assistance. ASU No. 2021-10 was effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of June 30, 2022, and December 31, 2021, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of June 30, 2022, and December 31, 2021, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had $200.0 million and $100.0 million of cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$10,328	$6,746
Leasehold improvements	10,408	809
Computer equipment and software	393	143
Furniture and office equipment	866	225
	21,995	7,923
Less: Accumulated depreciation and amortization	(5,180)	(4,800)
	$16,815	$3,123

Depreciation expense was $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,554	$6,429
Accrued external research and development expenses	7,685	3,980
Accrued professional fees	850	882
Current portion of operating lease liabilities	2,905	2,383
Other	958	570
	$16,952	$14,244

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA, and concluded that the amendment represented a modification, as such, the fees and transaction costs associated with the initial term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 12.8% at June 30, 2022.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three and six months ended June 30, 2022, was $0.9 million and $1.7 million, respectively, and for the three and six months ended June 30, 2021, was $0.8 million and $1.3 million, respectively.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Term loan payable	$30,000	$30,000
End of term charge	564	376
Unamortized debt issuance costs	(420)	(503)
Carrying value of term loan	$30,144	$29,873

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2022	$—
2023	—
2024	31,500
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of June 30, 2022, and December 31, 2021, the Company had not declared any dividends.

As of June 30, 2022, and December 31, 2021, the Company’s authorized share capital consisted of 57,820,181 and 55,295,420 ordinary shares, respectively, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

8. Share-based compensation

Employee incentive pool

2020 Equity Incentive Plan

In June 2020, the Company’s shareholders first approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan (the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, restricted share units (“RSUs”), performance RSUs and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2022, the number of shares reserved for issuance under the 2020 Plan was increased by 1,478,968 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of June 30, 2022, there were 1,373,139 shares available for issuance.

Share options issued under the 2020 Plan have a 10-year contractual life and generally vest over either a three-year service period for non-employee directors, or a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest immediately upon grant.

In 2022, the Company granted RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees vest over a four year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vest in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors vest immediately upon grant.

As of June 30, 2022, there were options to purchase 2,888,197 shares and RSUs for 187,725 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2022, there were 2,146,635 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

Share options previously issued under the 2019 Plan have a 10-year contractual life, and generally either vest monthly over a three year-service period, or over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments. Certain awards granted to the Company’s non-employee directors were fully vested on the date of grant. The exercise price of share options issued under the 2019 Share Option Plan is not less than the fair value of ordinary shares as of the date of grant.

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 295,793 shares effective January 1, 2022. As of June 30, 2022, the total number of shares available for issuance under the ESPP was 901,675 ordinary shares. As of June 30, 2022, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development expenses	$2,642	$1,089	$5,006	$2,299
General and administrative expenses	3,031	1,486	10,865	4,097
	$5,673	$2,575	$15,871	$6,396

Share options

The following table summarizes the Company’s option activity since December 31, 2021:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,603,486	$14.97	8.13	$207,009
Granted	1,210,747	50.63	—	—
Exercised	(51,953)	12.42	—	—
Forfeited	(128,136)	23.50	—	—
Outstanding as of June 30, 2022	5,634,144	$22.46	8.02	$18,511
Vested and expected to vest as of June 30, 2022	5,634,144	$22.46	8.02	$18,511
Options exercisable as of June 30, 2022	2,982,451	$13.07	7.25	$15,878

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2022 and 2021 was $35.32 per share and $13.30 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $0.2 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and was $2.2 million and $3.7 million for the three and six months ended June 30, 2021, respectively.

Total share-based compensation expense for share options granted was $5.0 million and $12.4 million for the three and six months ended June 30, 2022, respectively, and was $2.6 million and $6.4 million for the three and six months ended June 30, 2021, respectively. Expense for non-employee consultants for the three and six months ended June 30, 2022 and 2021 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.8%	1.0%	1.8%	0.5%
Expected volatility	82.9%	80.5%	81.9%	79.5%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.0	6.0

As of June 30, 2022, total unrecognized compensation expense related to the unvested employee and director share options was $55.0 million, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	222,725	60.86
Vested	(35,000)	60.86
Unvested at June 30, 2022	187,725	$60.86

The fair value of RSUs that vested during the three and six months ended June 30, 2022, was zero and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $0.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the total unrecognized compensation expense related to unvested RSUs was $10.0 million, which is expected to be recognized over a weighted-average period of 3.5 years.

9. Significant agreements

For the three and six months ended June 30, 2022 and 2021, the Company recognized revenue for its collaborations with Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, the Dementia Discovery Fund (“DDF”), and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration revenues
Ionis	$2,255	$—	$4,569	$—
Genentech	872	1,631	2,346	3,079
Dementia Discovery Fund	86	154	158	237
AstraZeneca	1,165	—	1,165	277
Total collaboration revenues	$4,378	$1,785	$8,238	$3,593

Ionis Agreements

Ionis Evaluation and Option Agreement

On December 31, 2020 (the “Effective Date”), the Company entered into an Evaluation and Option Agreement (the “Evaluation and Option Agreement”) with Ionis. Under the terms of the Evaluation and Option Agreement, the Company agreed to transfer Bicycles (the “Option Materials”) to Ionis in order to evaluate a particular application of the Company’s technology platform for a period of up to four months (the “Evaluation Period”). Ionis paid the Company a non-refundable $3.0 million option fee in January 2021.

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

In December 2021, the Company and Ionis entered into an amendment to the Ionis Collaboration Agreement (the “Ionis Amendment”). Ionis paid the Company $1.6 million and the Company agreed to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. The Company will perform the additional research services for an initial six-month period, which was extended in August 2022 for an additional three months, in exchange for consideration of $0.8 million. Ionis has an option for the Company to perform additional research services for an additional six months if specified criteria are mutually agreed to and achieved, in exchange for the remaining consideration of $0.8 million. If the option is not exercised, the Company will refund $0.8 million to Ionis.

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

Pursuant to the terms of the Ionis Share Purchase Agreement, Ionis has agreed not to, without the Company’s prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of the Company’s outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving the Company, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (collectively, the “Standstill Restrictions”). The Standstill Restrictions will expire on the 18-month anniversary of the Ionis Share Purchase Agreement. The Share Purchase Agreement also provided that, subject to limited exceptions, Ionis could not sell any of the Ionis Shares until July 2022.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling price of the Ionis combined licenses and research and discovery performance obligation was based on the nature of the licenses to be delivered, as well as the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the estimated value of the underlying goods and services, and the probability that Ionis would exercise the option. Based on the relative standalone selling price, the allocation of the transaction price as of June 30, 2022, to the separate performance obligations is as follows (in thousands):

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

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company will recognize the $0.8 million as revenue as the underlying services are performed using a proportional performance model over the period of service using input based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. For the three and six months ended June 30, 2022, the Company recognized revenue of $2.3 million and $4.6 million, respectively, and the Company recognized no revenue for the three and six months ended June 30, 2021. As of June 30, 2022, and December 31, 2021, the Company recorded deferred revenue of $26.4 million and $34.1 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendment, and Ionis Evaluation and Option Agreement.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement with Genentech, which was amended in November 2021 and June 2022 (as amended, the “Genentech Collaboration Agreement”). The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets suitable for Genentech to advance into further development and commercialization.

Under the terms of the Genentech Collaboration Agreement, Bicycle received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as targeting elements for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech has the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”), which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs during a specified period following completion of certain activities under an agreed research plan. If Genentech exercises one or more Expansion Options, Genentech is obligated to pay to the Company an expansion fee of $10.0 million per Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

If Genentech elects for the Company to perform discovery and optimization services for certain Targeting Arms, the Company will be entitled to receive an additional advance payment for the additional research services. Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement, which entitled the Company to an additional $1.0 million payment. If a Targeting Arm achieves specified criteria in accordance with the research plan, Genentech will be required to pay a further specified amount in the low single digit millions for each such Targeting Arm as consideration for the additional services to be provided.

The Company granted to Genentech a non-exclusive research license under the Company’s intellectual property solely to enable Genentech to perform any activities under the agreement. The activities under the Genentech Collaboration Agreement are governed by a joint research committee (“JRC”) with representatives from each of the Company and Genentech. The JRC will oversee, review and recommend direction of each Genentech Collaboration Program, achievement of development criteria, and variations of or modifications to the research plans.

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

The Company concluded that certain substitution rights that require the payment of additional consideration, which approximate the standalone selling price of the underlying services to be provided, do not provide the customer with a material right and therefore, are not considered as performance obligations and are accounted for as separate contracts upon exercise, if ever. The Company’s participation in the JRC was assessed as immaterial in the context of the contract.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options. Based on the relative standalone selling price, the initial allocation of the transaction price to the separate performance obligations is as follows (in thousands):

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
$33,000

The Company is recognizing revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the material rights will be exercised or expire within approximately four years from contract execution.

In October 2021, Genentech exercised the first Expansion Option to add an additional Genentech Collaboration Program (Genentech Collaboration Program #3) and paid to the Company an expansion fee of $10.0 million during the year ended December 31, 2021. Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company concluded that the exercise of the Expansion Option and Targeting Arm option is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, and as such, the additional arrangement consideration of $11.0 million received upon the option exercises together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company will recognize $6.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material right associated with an LSR Go Option for Genentech Collaboration Program #3 of $7.4 million, and limited substitution material rights of $0.7 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

In June 2022, Genentech exercised the second Expansion Option to add an additional Genentech Collaboration Program (“Genentech Collaboration Program #4”), which triggered a $10.0 million payment to the Company under the Genentech Collaboration Agreement. The Company concluded that the exercise of the Expansion Option is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, and as such, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company will recognize $5.3 million allocated to the Genentech

Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amounts allocated to the material right associated with an LSR Go Option for Genentech Collaboration Target #4 of $7.4 million, limited substitution material rights of $0.7 million, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration Program #4 of $0.1 million, were recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

During the three and six months ended June 30, 2022, the Company recognized revenue of $0.9 million and $2.3 million, respectively, and during the three and six months ended June 30, 2021, the Company recognized revenue of $1.6 million and $3.1 million, respectively. As of June 30, 2022, and December 31, 2021, the Company recorded $38.7 million and $34.4 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

AstraZeneca Collaboration Agreement

In November 2016, the Company entered into a Research Collaboration Agreement (the “AstraZeneca Collaboration Agreement”) with AstraZeneca. The collaboration activities initially focused on two targets within respiratory, cardiovascular and metabolic disease, for which collaboration activities were terminated by AstraZeneca in October 2020 and March 2021, respectively. In May 2018, AstraZeneca exercised an option to nominate four additional targets (“Additional Four Target Option”). As a result, AstraZeneca was entitled to obtain research and development services from the Company with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million. After discovery and initial optimization of such Bicycle peptides, AstraZeneca is responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca has option rights, at drug candidate selection, which allow it to obtain development and exploitation license rights with regard to such drug candidate. Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two years for the AZ Research Term. AstraZeneca may extend the research term for each research program by 12 months (or 15 months, if needed to complete certain toxicology studies) or may shorten the research term for a research program if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca. AstraZeneca was obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate. AstraZeneca is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, the Company is eligible to receive up to $29.0 million in development milestone payments and up to $23.0 million in regulatory milestone payments. The Company is also eligible for up to $110.0 million in commercial milestone payments, on a research program by research program basis. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales, subject to certain reductions, including in certain countries where the licensed product faces generic competition. AstraZeneca may terminate the AstraZeneca Collaboration Agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

Accounting analysis

Upon the execution of the Additional Four Target Option, the Company identified the following five performance obligations associated with the May 2018 AstraZeneca Agreement: (i) Research license and the related research and development services during the Bicycle Research Term for the third target (the “Target Three Research License and Related Services”); (ii) Material right associated with the development and exploitation license option for the third target (“Target Three Material Right”); (iii) Material right associated with the research services option, including the underlying development and exploitation license option for the fourth target (“Target Four Material

Right”); (iv) Material right associated with the research services option, including the underlying development and exploitation license option for the fifth target (“Target Five Material Right”); and (v) Material right associated with the research services option, including the underlying development and exploitation license option for the sixth target (“Target Six Material Right”).

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
$5,650

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. In August 2021, AstraZeneca terminated the collaboration activities related to the sixth target. As a result, deferred revenue related to the amount allocated to the Target 6 Material Right of $1.1 million was recognized during the year ended December 31, 2021. In June 2022, AstraZeneca terminated the collaboration activities related to the fifth target. As a result, deferred revenue related to the amount allocated to the Target 5 Material Right of $1.2 million was recognized during the three months ended June 30, 2022. As of June 30, 2022, one research program was in the AZ Research Term, and the research and development services associated with the Bicycle Research Term for the fourth target have been completed. In January 2022, AstraZeneca elected to extend the AZ Research Term for the fourth target by 12 months.

For the three and six months ended June 30, 2022, the Company recognized revenue of $1.2 million and $1.2 million, respectively, related to the Additional Four Target Option and related contracts, and for the three and six months ended June 30, 2021, the Company recognized revenue of zero and $0.3 million, respectively, related to the research and development services for the sixth target related to the exercise of the Additional Four Target Option. As of June 30, 2022, and December 31, 2021, the Company recorded $1.1 million and $2.4 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	June 30,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$—	$(4,569)	$(3,159)	$26,387
Genentech collaboration deferred revenue	34,436	10,000	(2,346)	(3,412)	38,678
DDF collaboration deferred revenue	428	—	(158)	(35)	235
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(117)	1,079
Total deferred revenue	$71,340	$10,000	$(8,238)	$(6,723)	$66,379

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2021	Additions	Deductions	Rates	2021
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$3,000	$36,002	$(4,242)	$(645)	$34,115
Genentech collaboration deferred revenue	27,579	13,000	(5,660)	(483)	34,436
DDF collaboration deferred revenue	821	—	(391)	(2)	428
AstraZeneca collaboration deferred revenue	3,756	54	(1,404)	(45)	2,361
Total deferred revenue	$35,156	$49,056	$(11,697)	$(1,175)	$71,340

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at June 30, 2022 or December 31, 2021.

The Ionis deferred revenue balance at June 30, 2022 includes $3.4 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at June 30, 2022 includes $26.9 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of June 30, 2022 includes $1.1 million allocated to the Target 4 Material Right, which will commence revenue recognition when the option is exercised at the end of AZ Research Term or when the option expires.

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$3,213	$1,405	$7,032	$3,057
Revenue recognized based on expiration of material rights	1,165	380	1,206	380
Revenue recognized based on changes in transaction price	—	—	—	156
Total	$4,378	$1,785	$8,238	$3,593

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $3.3 million at both June 30, 2022 and December 31, 2021, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three and six months ended June 30, 2022.

10. Income taxes

During the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $0.4 million and $0.9 million, respectively, and during the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $0.2 million and $0.5 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., and has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of June 30, 2022, and December 31, 2021.

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

11. Commitments and contingencies

Leases

On December 6, 2021 the Company entered into a lease of new office and laboratory space, in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six month period of free rent. There was no deposit paid in conjunction with the lease. The Company recorded a right of use asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at a 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the five year lease term, including the six month rent-free period.

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

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027. The successive period was not included in the original lease term as it was not reasonably certain that the option would be exercised. In March 2022, the Company accounted for the lease extension as a modification of the existing lease and remeasured the right of use asset and lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate, over the new lease term. In May 2022, the lease was extended. The payments for the modified lease are approximately $0.2 million remaining through December 31, 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$1,036	$273	$1,942	$505
Variable lease cost	328	143	595	222
Total lease cost	$1,364	$416	$2,537	$727

The weighted average remaining operating lease term was 4.7 years and 4.8 years as of June 30, 2022 and 2021, respectively, and the weighted average discount rate was 7.04% and 7.92% as of June 30, 2022 and 2021, respectively.

The following table summarizes the maturities of the Company’s operating leases as of June 30, 2022 (in thousands):

Year Ending December 31,
2022	$1,867
2023	3,981
2024	4,003
2025	4,025
2026	3,243
2027	821
Present value adjustment	(2,539)
Total lease liabilities	15,401
Less: current lease liabilities	(2,905)
Long term lease liabilities	$12,496

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

Founder royalty arrangements

At the time BicycleRD Limited was organized, BicycleRD Limited entered into a royalty agreement with its founders and initial investors (the “Founder Royalty Agreement”). Pursuant to the Founder Royalty Agreement, as amended, the Company will pay a royalty rate in the low single digit percentages on net product sales under the collaborations with Oxurion and AstraZeneca to its founders and initial investors, for a period of 10 years from the first commercial sale on a country-by-country basis. No royalties have been earned or paid under the Founder Royalty Agreement, as amended, to date.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022, and December 31, 2021.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(26,828)	$(17,913)	$(54,392)	$(34,104)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	29,648,564	24,052,168	29,626,974	23,047,745
Net loss per share, basic and diluted	$(0.90)	$(0.74)	$(1.84)	$(1.48)

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

	June 30,
	2022	2021
Restricted ordinary shares	187,725	—
Options to purchase ordinary shares	5,634,144	4,920,831
	5,821,869	4,920,831

13. Related party transactions

The Company has entered into the Founder Royalty Agreement, as amended, with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreement, as amended, to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc., and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles, which provided consultancy services to the Company totaling $0.1 million and $0.1 million during the three and six months ended June 30, 2022, respectively, and $44,000 and $0.1 million during the three and six months ended June 30, 2021, respectively.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2022	2021
United States	$4,163	$1,095
United Kingdom	27,728	16,694
	$31,891	$17,789

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

15. Subsequent events

On July 15, 2022, the Borrowers entered into the second amendment (the “Second Amendment to LSA”) to the Loan and Security Agreement with Hercules (as amended by the First Amendment to LSA). Pursuant to the Second Amendment to LSA, among other amendments, (a) the rate at which the borrowings under the Loan Agreement bear interest was decreased and capped to be an annual rate equal to the lesser of (x) the greater of either (i) 8.05% and (ii) the Wall Street Journal prime rate plus 4.55% and (y) 9.05%, (b) the interest-only period was extended to April 1, 2025, (c) the Maturity Date was extended to July 1, 2025, and (d) the Borrowers may request additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount, including amounts already borrowed pursuant to the Loan Agreement and First Amendment to LSA, of up to $75.0 million on or before December 31, 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

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

On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528 and preliminary results from our ongoing Phase 1 clinical trial of BT8009. We observed signs of anti-tumor activity in our clinical trial of BT5528 in patients with urothelial and ovarian cancer and established a recommended Phase II dose range. On June 8, 2022, we announced that the first patient had been dosed in the expansion portion of the Phase I/II study of BT5528 in urothelial and ovarian cancers, as well as in a basket cohort of other solid tumors, including non-small cell lung cancer, triple-negative breast cancer, head and neck cancer, and esophageal cancer. Enrollment in these cohorts remains ongoing.

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

COVID-19 Business Update

We continue to closely monitor the ongoing COVID-19 situation. We have allowed our non-laboratory-based employees to return to the office, however, many non-laboratory-based employees continue to work remotely. In light of continually changing circumstances regarding infection rates and local government recommendations, or if additional restrictions emerge as a result of COVID-19 variants, we may be required to suspend or reverse efforts to return to the office in the future.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through June 30, 2022, we have received gross proceeds of $558.2 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, follow-on offering and at-the-

market, or ATM, offering program; and $125.2 million of cash payments under our collaboration revenue arrangements, including $46.6 million from Ionis, $44.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi, and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, or Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $26.8 million and $54.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $272.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, charitable and governmental grants, monetization transactions or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. Both the ongoing COVID-19 pandemic and the Russia-Ukraine war have resulted in a significant disruption of global financial markets. If the disruption persists and deepens, whether as a result of these events or otherwise, we could experience an inability to access additional capital.

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

As of June 30, 2022, we had cash and cash equivalents of $372.8 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	whether our business will be adversely affected by the ongoing COVID-19 pandemic, which could materially affect our operations, delay our research efforts and clinical trials and cause significant disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business; and
●	completing research and preclinical and clinical development of our product candidates, including conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progressing the preclinical and clinical development of BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

Foreign currency transactions in currencies different from the functional currency of our U.K. entities are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the translation at period-end exchange rates in foreign currencies are recorded in general and administrative expense in the statement of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosures About Market Risks” for further discussion.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our portfolio of product candidates. We also expect to continue to incur increased expenses associated with being a public company including costs of accounting, audit, information systems, legal, intellectual property, regulatory and tax compliance services, director and officer insurance and investor and public relations.

Other Income (Expense), net

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

Benefit from Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid U.K. corporation tax. The benefit from income taxes presented in our condensed consolidated statements of operations and comprehensive loss is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2021. For the year ending December 31, 2022, the payable credit claims under the SME Program in excess of £20,000 will be subject to a limitation of three times the total PAYE and NIC liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. We expect a portion of qualifying research and development expenditures that are subject to the research and development tax credit will decrease in future periods.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Collaboration revenues	$4,378	$1,785	$2,593
Operating expenses:
Research and development	19,854	11,722	8,132
General and administrative	11,824	7,340	4,484
Total operating expenses	31,678	19,062	12,616
Loss from operations	(27,300)	(17,277)	(10,023)
Other income (expense):
Interest income	908	23	885
Interest expense	(883)	(819)	(64)
Total other income (expense), net	25	(796)	821
Net loss before income tax provision	(27,275)	(18,073)	(9,202)
Benefit from income taxes	(447)	(160)	(287)
Net loss	$(26,828)	$(17,913)	$(8,915)

Collaboration Revenues

Collaboration revenues increased by $2.6 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases of $2.3 million from our collaboration with Ionis entered into in July 2021, and $1.2 million from our collaboration with AstraZeneca as a result of the expiration of a material right upon the termination of the collaboration activities related to the fifth target, offset by a decrease of $0.8 million from our collaboration with Genentech.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
BT5528 (EphA2)	$2,544	$1,486	$1,058
BT8009 (Nectin‑4)	2,419	1,870	549
BT1718 (MT1)	161	182	(21)
Bicycle tumor-targeted immune cell agonists	3,175	2,225	950
Other discovery and platform related expense	4,655	4,344	311
Employee and contractor related expenses	7,168	3,812	3,356
Share-based compensation	2,642	1,089	1,553
Facility expenses	1,560	383	1,177
Research and development incentives	(4,470)	(3,669)	(801)
Total research and development expenses	$19,854	$11,722	$8,132

Research and development expenses increased by $8.1 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due primarily to an increase of $2.8 million in direct program spend, primarily associated with clinical program expenses for BT5528 and BT8009 and Bicycle TICA program development expenses, as well as increases of $3.4 million in employee and contractor related expenses attributable to increased headcount, $1.6 million of incremental share-based compensation expense, and $1.2 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021. These increases were offset by $0.8 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all direct external program costs to support that program to date. Through June 30, 2022, we have incurred approximately $23.7 million, $22.4 million, $14.6 million, and $16.0 million of direct external expenses for the development of the BT5528, BT8009, BT1718, and Bicycle TICA programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Personnel related costs	$3,640	$2,306	$1,334
Professional and consulting fees	2,314	2,077	237
Other general and administration costs	2,159	1,477	682
Share-based compensation	3,031	1,486	1,545
Effect of foreign exchange rates	680	(6)	686
Total general and administrative expenses	$11,824	$7,340	$4,484

General and administrative expenses increased by $4.5 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase is primarily due to a $1.5 million increase in share-based compensation, an increase of $1.3 million in personnel related costs due to higher headcount, an increase of $0.7 million in other general and administrative costs, including insurance expense, to support operations as a public company, and a $0.7 million unfavorable effect of foreign exchange rates.

Other Income (Expense), net

Other income (expense), net increased by $0.8 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to interest income related interest earned on our cash equivalents held in 30-day deposit accounts.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Collaboration revenues	$8,238	$3,593	$4,645
Operating expenses:
Research and development	34,138	21,415	12,723
General and administrative	28,783	15,479	13,304
Total operating expenses	62,921	36,894	26,027
Loss from operations	(54,683)	(33,301)	(21,382)
Other income (expense):
Interest income	1,126	38	1,088
Interest expense	(1,701)	(1,341)	(360)
Total other income (expense), net	(575)	(1,303)	728
Net loss before income tax provision	(55,258)	(34,604)	(20,654)
Benefit from income taxes	(866)	(500)	(366)
Net loss	$(54,392)	$(34,104)	$(20,288)

Collaboration Revenues

Collaboration revenues increased by $4.6 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases of $4.6 million from our collaboration with Ionis entered into in July 2021 and $0.9 million from our collaboration with AstraZeneca as a result of the expiration of a material right upon the termination of the collaboration activities related to the fifth target, offset by a decrease of $0.7 million from our collaboration with Genentech.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
BT5528 (EphA2)	$3,946	$2,824	$1,122
BT8009 (Nectin‑4)	3,633	3,496	137
BT1718 (MT1)	348	354	(6)
Bicycle tumor-targeted immune cell agonists	4,698	3,466	1,232
Other discovery and platform related expense	9,094	7,624	1,470
Employee and contractor related expenses	12,750	7,694	5,056
Share-based compensation	5,006	2,299	2,707
Facility expenses	2,350	553	1,797
Research and development incentives	(7,687)	(6,895)	(792)
Total research and development expenses	$34,138	$21,415	$12,723

Research and development expenses increased by $12.7 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due primarily to an increase of $4.0 million in direct program spend, primarily associated with clinical program expenses for BT5528, Bicycle TICA program development expenses, and increased other discovery and platform related expenses, as well as increases of $5.1 million in employee and contractor related expenses attributable to increased headcount, $2.7 million of incremental share-based compensation expense, and $1.8 million in facilities-related expenses. These increases were offset by $0.8 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Six Months Ended June 30,
	2022	2021	Change

	(in thousands)
Personnel related costs	$6,892	$4,182	$2,710
Professional and consulting fees	5,998	4,318	1,680
Other general and administration costs	4,235	2,845	1,390
Share-based compensation	10,865	4,097	6,768
Effect of foreign exchange rates	793	37	756
Total general and administrative expenses	$28,783	$15,479	$13,304

General and administrative expenses increased by $13.3 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase is primarily due to a $6.8 million increase in share-based compensation expense primarily associated with our annual employee equity grants in January 2022, an increase of $2.7 million in personnel related costs due to higher headcount, an increase of $1.7 million in professional and consulting fees, an increase of $1.4 million in other general and administrative costs, including insurance expense, to support operations as a public company, and an unfavorable impact of $0.8 million due to the effect of foreign exchange rates.

Other Income (Expense), net

Other income (expense), net increased by $0.7 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase of $1.1 million in interest income related to interest earned on our cash equivalents held in 30-day deposit accounts offset by an increase of $0.4 million in interest expense related to an incremental borrowing of $15.0 million received in March 2021 under the First Amendment to the Loan and Security Agreement.

Liquidity and Capital Resources

Liquidity

From our inception through June 30, 2022, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

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

From our inception in 2009 through June 30, 2022, we have received gross proceeds of $558.2 million from the sale of ADSs, ordinary shares, and convertible preferred shares, including the proceeds from our IPO and our ATM offering program; $125.2 million of cash payments under our collaboration revenue arrangements including, $46.6 million from Ionis, $44.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi and $6.6 million from Oxurion; and $30.0 million in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(49,931)	$(26,077)
Net cash used in investing activities	(14,555)	(794)
Net cash provided by financing activities	645	89,611
Effect of exchange rate changes on cash	(2,070)	8
Net (decrease) increase in cash and cash equivalents	$(65,911)	$62,748

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $49.9 million as compared to $26.1 million for the six months ended June 30, 2021. The increase in cash used in operations is primarily due to an increase in net loss of $20.3 million as described in the Results of Operations above, offset by an increase in non-cash expenses, including $9.5 million of share-based compensation expense, and an increase in cash used by changes in our operating assets and liabilities. The increase in cash used in operating activities was associated with changes in our operating assets and liabilities, primarily driven by changes in accounts receivable of $14.9 million, including a $10.0 million receivable triggered as a result of the Genentech exercise of an expansion option in June 2022, prepaid expenses and other current assets of $2.7 million based on timing of payments, offset by changes in deferred revenue of $3.6 million and accrued expenses and other current liabilities of $3.8 million.

Investing Activities

During the six months ended June 30, 2022 and 2021, we used $14.6 million and $0.8 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.6 million, primarily consisting of net proceeds from our exercise of share options.

During the six months ended June 30, 2021, net cash provided by financing activities was $89.6 million, primarily consisting of net proceeds from our ATM of $72.8 million and borrowings of $15.0 million under our Loan Agreement with Hercules.

Loan Agreement

We have an outstanding Loan Agreement, as amended from time to time, with Hercules as agent, consisting of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which are available through December 31, 2024, but have not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the lesser of (x) the greater of (i) 8.05% and (ii) the prime rate as reported in the Wall Street Journal plus 4.55% and (y) 9.05%. The interest-only period ends on April 1, 2025. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1.5% prior to December 31, 2023. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, as well as customary events of default. For additional information on the Hercules Loan Agreement, see Note 6. Long-term debt and Note 15. Subsequent events of our condensed consolidated financial statements.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current clinical trials and conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, and any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

The following table summarizes our material contractual obligations as of June 30, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and continencies of our condensed consolidated financial statements.

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 years to 5 years	5 years

	(in thousands)
Operating lease commitments (1)	$17,940	$3,858	$8,005	$5,666	$411
Debt obligations (2)	37,562	2,889	34,673	—	—
Total	$55,502	$6,747	$42,678	$5,666	$411

(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have two office leases in Cambridge, U.K. under operating leases with lease terms through December 2026. We lease laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2027.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payment under the Loan Agreement with Hercules as of June 30, 2022.

In the ordinary course of business, we enter into various agreements with contract research organizations to provide clinical trial services, with contract manufacturing organizations to provide clinical trial materials, and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table above since the contracts are generally cancelable with advanced written notice, generally with a notice period of 90 days or less. From the time of notice until termination, we are contractually obligated to make certain minimum payments to the vendors, based on the timing of the notification and the exact terms of the agreement.

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems B.V., and its affiliates, or Pepscan, regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving these milestones.

As of June 30, 2022, we had cash and cash equivalents of $372.8 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the ongoing COVID-19 pandemic, the Russia-Ukraine war, and other adverse global or geo-political events on the global financial markets;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;

●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, particularly in light of the ongoing COVID-19 pandemic;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Ionis, Genentech, DDF, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2022, we had cash and cash equivalents of $372.8 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and a 30-day deposit account. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of June 30, 2022. Our outstanding indebtedness with Hercules bears interest at the greater of 8.85%, or 5.60% plus The Wall Street Journal prime rate. As of June 30, 2022, our outstanding indebtedness with Hercules bears interest at 10.35%. In July 2022, we entered into the second amendment to the loan agreement with Hercules which, among other things, capped the interest rate to a maximum of 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.7 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and a foreign exchange gain of $6,000 and foreign exchange loss of $37,000 for the three and six months ended June 30, 2021, respectively.

For financial reporting purposes, our condensed consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss).

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product discovery and development programs or commercialization efforts, if any.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our American Depositary Shares, or ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugate, or BTC, and Bicycle tumor-targeted immune cell agonist®, or Bicycle TICA™, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.

●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	The ongoing COVID-19 pandemic could impact our business.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $54.4 million and $34.1 million, for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $272.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our revenue to date has been primarily generated from our research collaborations with Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca, and Oxurion NV, or Oxurion. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product discovery and development programs or commercialization efforts, if any.

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

We believe that our existing cash and cash equivalents of $372.8 million as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and may reduce our ability to access capital, which could in the future negatively affect our liquidity.

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

We are party to a secured term loan facility with Hercules. As of June 30, 2022, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan Agreement with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of June 30, 2022, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

Uncertainty caused by the ongoing COVID-19 pandemic and related government and private sector responsive actions have impacted and may continue to impact the global economy and financial markets. Such global macroeconomic effects of the COVID-19 pandemic may reduce our ability to access capital and therefore could negatively affect our liquidity in the future. Despite the increased availability of COVID-19 vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, it is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve.

Our business could be adversely affected by the effects of the ongoing COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic has also disrupted the global supply chain, and any impacts to clinical supplies of our product candidates could materially adversely affect our operations, financial condition, operating results, and ability to execute and capitalize on our strategies as well as cause significant disruption in the operations and business of third-party manufacturers, CROs, other services providers, and collaborators with whom we conduct business.

In March 2020, our global non-laboratory based workforce transitioned to working remotely. We have since implemented plans that allow our non-laboratory based employees to return to the office, however, many non-laboratory based employees continue to work remotely. We have also cancelled, postponed or limited company-sponsored events, including employee attendance at industry events and non-essential in person work-related meetings. These measures could negatively impact our marketing efforts, challenge our ability to enter into collaboration and partnership agreements in a timely manner, slow down our recruiting efforts, or create operational or other challenges, including decreased productivity, any of which could harm our business. In addition, prolonged remote work could result in employee isolation and burnout, leading to operational disruption and unexpected attrition. The increase in remote working for employees, vendors, or contractors may also result in increased consumer privacy, IT security, and fraud concerns.

Additionally, we may experience disruptions if our employees become ill, despite the availability of vaccines, and are unable to perform their duties. The effects of any of our current or future work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines.

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

While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures, and the market participant’s perception of and responses to the measures, taken by governments, businesses and other organizations in response to COVID-19 could materially and adversely impact our business, results of operations and financial condition. In addition, to the extent COVID-19 could materially and adversely impact our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

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

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability increased after Russia invaded Ukraine in February 2022. In response to the invasion, North Atlantic Treaty Organization, or NATO, has deployed additional military forces to Eastern Europe, including to Lithuania, and the U.K., the European Union and the United States implemented certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, the conflict has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital in the future on favorable terms or at all.

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

On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These had to be used for all new transfers of personal data from the EEA to third countries starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. Furthermore, the UK government has published an International Data Transfer Agreement, or IDTA, and an addendum to the European Commission’s Standard Contractual Clauses, each of which serve as the approved-form standard protection clauses that can be used as a transfer mechanism for data transfers to third countries under the UK GDPR. These new UK GDPR-specific transfer mechanisms came into force on March 21, 2022, need to be used for all new contracts and transfers from September 21, 2022, and used in all new and existing contracts and transfers from March 21, 2024 onwards. The implementation of these new European Commission’s Standard Contractual Clauses and new UK GDPR-specific transfer mechanisms, together, Transfer Mechanisms, will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

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

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	that the ongoing COVID-19 pandemic and other adverse global economic conditions could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to the ongoing COVID-19 pandemic or the Russia-Ukraine war. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of June 30, 2022, our patent portfolio included four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 89 patent families directed to bicyclic peptides and related conjugates, and 12 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. As of June 30, 2022, our trademark portfolio consisted of 59 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities; and (4) laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, bribery and other abusive practices.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through August 1, 2022, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing war between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

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

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a small or medium-sized enterprise under the SME Program, based on size criteria concerning employee headcount, turnover and gross assets. The U.K. Finance Act 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. Additionally, on October 27, 2021, the U.K. Government announced its intention to introduce (following consultation) further restrictions to the U.K. research and development relief programs, refocusing such programs towards innovation in the United Kingdom. A subsequent U.K. Government report proposed restrictions which (if enacted) could, in particular, limit our ability to make claims under the existing relief programs in respect of (i) research and development subcontracted to a third party (and, in the case of the RDEC Program, in respect of contributions made to a qualifying body) where such third party (or qualifying body) performs the work outside of the United Kingdom, and (ii) expenditure incurred on externally provided workers that are not paid through U.K. payroll. These and other potential future changes to the U.K. research and development tax relief programs may be made which mean we no longer qualify or may impact on the extent to which we can make claims.

We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be eligible for this tax deduction. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term rate of corporation tax lower than the statutory rate to apply to us. If, however, there are unexpected adverse changes to the U.K. research and development tax relief programs or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

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

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

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

General Risks

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

We were a large accelerated filer for the year ended December 31, 2021. Based on the market value of our ADSs held by non-affiliates as of June 30, 2022, we expect to be a “smaller reporting company” and “non-accelerated filer” on December 31, 2022. A company that determines that it qualifies as a smaller reporting company as of the end of its second fiscal quarter may provide scaled disclosure immediately in its next quarterly report rather than wait until the first quarter of the next year. Specifically, as a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

We incur and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the results of the SEC, the Nasdaq listing requirements, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and may continue to hire, additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and have made and will make some activities more time-consuming and costly. We continuously evaluate the rules and regulations applicable to us as a public company and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, or including directors’ and officers’ insurance, on acceptable terms.

As a public company and large accelerated filer for the year ended December 31, 2021, we were required to provide management’s attestation on internal controls pursuant to Sarbanes-Oxley Act Section 404. To achieve compliance with Sarbanes-Oxley Act Section 404, we engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which was both costly and challenging. However, as we requalify as a smaller reporting company for the year ended December 31, 2022, we will no longer be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K.

If these compliance activities divert the attention of our management and personnel from other business matters, they could have a material adverse effect on our business, financial condition, results of operations, ADS price and prospects. The substantial costs associated with being a public company and complying with applicable rules and regulations will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. Additionally, being a public company has made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Our management is required to assess the effectiveness of our controls over financial reporting annually. Pursuant to Section 404, we are also required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm at such time when we are no longer a smaller reporting company. Any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.

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

10.1*†	First Amendment to the Discovery Collaboration and License Agreement, dated November 5, 2021, by and between Genentech, Inc. and BicycleTx Limited

10.2*†	Second Amendment to the Discovery Collaboration and License Agreement, dated June 27, 2022, by and between Genentech, Inc. and BicycleTx Limited

10.3

Second Amendment to Loan and Security Agreement, dated as of July 15, 2022, by and among Bicycle Therapeutics plc and each of its Subsidiaries, the Lenders and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on July 15, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*     Filed herewith.

†

Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been omitted because the identified information is not material and is the type that the registrant treats as private or confidential.

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

BICYCLE THERAPEUTICS PLC

Date: August 4, 2022	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)