Form 10-Q
period 2022-09-30
BICYCLE THERAPEUTICS plc
filed 2022-11-03
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 29,689,471 ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC®, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICA® and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the European Union, the United Kingdom and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	statements regarding the impact of the ongoing COVID-19 pandemic and its effects on our operations, research and development and clinical trials and potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	business interruptions resulting from geo-political actions, including war or the perception that hostilities may be imminent, including, the ongoing war in Ukraine and terrorism, or natural disasters and public health epidemics; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$361,469	$438,680
Accounts receivable	—	1,000
Prepaid expenses and other current assets	8,448	7,965
Research and development incentives receivable	11,368	10,910
Total current assets	381,285	458,555
Property and equipment, net	16,220	3,123
Operating lease right-of-use assets	13,484	14,666
Other assets	6,159	3,448
Total assets	$417,148	$479,792
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,057	$2,721
Accrued expenses and other current liabilities	18,091	14,244
Deferred revenue, current portion	16,404	19,273
Total current liabilities	41,552	36,238
Long-term debt, net of discount	30,232	29,873
Operating lease liabilities, net of current portion	10,997	12,081
Deferred revenue, net of current portion	41,736	52,067
Other long‑term liabilities	3,157	3,279
Total liabilities	127,674	133,538
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 57,820,181 and 55,295,420 shares authorized at September 30, 2022 and December 31, 2021, respectively; 29,678,431 and 29,579,364 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	385	384
Additional paid-in capital	589,679	567,637
Accumulated other comprehensive loss	528	(3,388)
Accumulated deficit	(301,118)	(218,379)
Total shareholders’ equity	289,474	346,254
Total liabilities and shareholders’ equity	$417,148	$479,792

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration revenues	$3,040	$4,333	$11,278	$7,926
Operating expenses:
Research and development	22,752	10,513	56,890	31,924
General and administrative	10,047	8,114	38,830	23,596
Total operating expenses	32,799	18,627	95,720	55,520
Loss from operations	(29,759)	(14,294)	(84,442)	(47,594)
Other income (expense):
Interest income	1,991	24	3,117	61
Interest expense	(817)	(823)	(2,518)	(2,164)
Total other income (expense), net	1,174	(799)	599	(2,103)
Net loss before income tax provision	(28,585)	(15,093)	(83,843)	(49,697)
Benefit from income taxes	(238)	(415)	(1,104)	(915)
Net loss	$(28,347)	$(14,678)	$(82,739)	$(48,782)
Net loss per share, basic and diluted	$(0.96)	$(0.59)	$(2.79)	$(2.06)
Weighted average ordinary shares outstanding, basic and diluted	29,676,021	25,039,990	29,643,502	23,719,124

Comprehensives loss:
Net loss	$(28,347)	$(14,678)	$(82,739)	$(48,782)
Other comprehensive income (loss):
Foreign currency translation adjustment	902	313	3,916	—
Total comprehensive loss	$(27,445)	$(14,365)	$(78,823)	$(48,782)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254
Issuance of ADSs upon exercise of share options	30,074	1	449	—	—	450
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	10,198	—	—	10,198
Foreign currency translation adjustment	—	—	—	920	—	920
Net loss	—	—	—	—	(27,564)	(27,564)
Balance at March 31, 2022	29,644,438	385	578,284	(2,468)	(245,943)	330,258
Issuance of ADSs upon exercise of share options	21,879	—	195	—	—	195
Share-based compensation expense	—	—	5,673	—	—	5,673
Foreign currency translation adjustment	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	(26,828)	(26,828)
Balance at June 30, 2022	29,666,317	385	584,152	(374)	(272,771)	311,392
Issuance of ADSs upon exercise of share options	12,114	—	159	—	—	159
Share-based compensation expense	—	—	5,368	—	—	5,368
Foreign currency translation adjustment	—	—	—	902	—	902
Net loss	—	—	—	—	(28,347)	(28,347)
Balance at September 30, 2022	29,678,431	$385	$589,679	$528	$(301,118)	$289,474

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

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months
	Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,739)	$(48,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	21,239	9,084
Depreciation and amortization	2,303	1,002
Non-cash interest	359	347
Changes in operating assets and liabilities:
Accounts receivable	348	5,544
Research and development incentives receivable	(3,064)	1,318
Prepaid expenses and other current assets	(2,137)	(719)
Operating lease right‑of‑use assets	2,015	(2,024)
Other assets	(2,640)	(955)
Accounts payable	4,931	270
Accrued expenses and other current liabilities	5,495	(521)
Operating lease liabilities	(1,446)	2,123
Deferred revenue	(969)	28,473
Other long-term liabilities	503	481
Net cash used in operating activities	(55,802)	(4,359)
Cash used in investing activities:
Purchases of property and equipment	(17,539)	(963)
Net cash used in investing activities	(17,539)	(963)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	—	102,595
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	—	7,558
Proceeds from the exercise of share options and sale of ordinary shares	804	4,908
Proceeds from issuance of debt	—	15,000
Net cash provided by financing activities	804	130,061
Effect of exchange rate changes on cash and cash equivalents	(4,674)	(1,205)
Net (decrease) increase in cash and cash equivalents	(77,211)	123,534
Cash and cash equivalents at beginning of period	438,680	135,990
Cash and cash equivalents at end of period	$361,469	$259,524
Supplemental disclosure of cash flow information
Cash paid for interest	$2,099	$1,753
Cash paid for income taxes	$1,203	$87
Cash paid for amounts included in the measurement of operating lease liabilities	$2,245	$676
Purchases of property and equipment included in accounts payable and accrued expenses	$318	$298
Non-cash impact right-of-use asset and operating lease liabilities	$3,120	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT5528, a second-generation Bicycle Toxin Conjugate (“BTC”) targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTC®  targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle tumor-targeted immune cell agonist® (“Bicycle TICA®”) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs. Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in immuno-oncology, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

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

Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of $361.5 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and American Depositary Shares (“ADSs”), including in its initial public offering (“IPO”) completed in May 2019 and follow-on offering completed in October 2021, offerings pursuant to its at-the-market offering program (“ATM”), and prior to its IPO, offerings of its convertible preferred shares, as well as proceeds received from its collaboration arrangements (Note 9) and proceeds from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $28.3 million and $82.7 million for the three and nine months ended September 30, 2022, respectively, and $14.7 million and $48.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $301.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. Accordingly, the Company will need to obtain additional funding in connection with continuing operations. If the Company is unable to raise funding when needed, or on attractive terms, it could be forced to delay, reduce or eliminate one or more of its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, if approved, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by the ongoing COVID-19 pandemic, domestic and global monetary and fiscal policy, geopolitical instability, the ongoing war in Ukraine, rising inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

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

The accompanying condensed consolidated balance sheet as of September 30, 2022, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2022 and 2021, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Accounts receivable

Accounts receivable generally represents amounts due under the Company’s collaboration agreements. The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. As of September 30, 2022, the Company had no accounts receivable. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of September 30, 2022.

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company recognizes government grant funding in the condensed consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred, and accrued but unpaid grant income is included in other current assets. The Company analyzes each arrangement on a case-by-case basis, and income is recognized when the Company concludes that it has reasonable assurance that it will comply with the conditions attached to the grant and the expenses have been incurred. There are no significant performance criteria other than to maintain satisfactory progress on the specified project, and there are no significant acceptance or recapture provisions associated with the government grants for the three and nine month periods ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2021, the Company recognized $1.0 million and $2.9 million, respectively, as a reduction of research and development expense related to government grant arrangements. As of September 30, 2022, the Company has approximately $1.3 million of government grant funding remaining for future cost reimbursement through February of 2024.

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

The carrying values of accounts receivable, research and development incentives receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of September 30, 2022, and December 31, 2021, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of September 30, 2022, and December 31, 2021, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had $276.1 million and $100.0 million of cash equivalents as of September 30, 2022, and December 31, 2021, respectively.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$11,385	$6,746
Leasehold improvements	9,630	809
Computer equipment and software	403	143
Furniture and office equipment	822	225
	22,240	7,923
Less: Accumulated depreciation and amortization	(6,020)	(4,800)
	$16,220	$3,123

Depreciation expense was $1.3 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$6,328	$6,429
Accrued external research and development expenses	7,223	3,980
Accrued professional fees	1,052	882
Current portion of operating lease liabilities	2,811	2,383
Other	677	570
	$18,091	$14,244

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

On March 10, 2021 (“the Amendment Closing Date”), the Borrowers entered into the First Amendment to the Loan and Security Agreement (the “First Amendment to LSA”) with Hercules, in its capacity as administrative agent and collateral agent, and the lenders named in the First Amendment to LSA. Pursuant to the First Amendment to LSA, payments on borrowings under the Company’s debt facility with Hercules were interest-only until the first payment was due on August 1, 2023, which date was extended from November 1, 2022, followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2024 (the “Maturity Date”). If the Company achieved certain performance milestones, the interest-only period could be extended, with the first principal payment due on February 1, 2024, which date was extended from May 1, 2023. On the Amendment Closing Date and pursuant to the terms of the First Amendment to LSA, the Company borrowed the additional term loan of $15.0 million that had been available from September 30, 2020 to March 15, 2021. In November 2021, the performance milestones were achieved, and the interest only period was extended until February 1, 2024. On March 15, 2022, the additional term loan of $10.0 million expired unexercised.

On July 15, 2022, the Borrowers entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment to LSA”) with Hercules. Pursuant to the Second Amendment to LSA, among other amendments, (a) the rate at which the borrowings under the Loan Agreement bear interest was decreased and capped at an annual rate equal to the lesser of (x) the greater of (i) 8.05% and (ii) the Wall Street Journal prime rate plus 4.55% and (y) 9.05%, (b) the interest-only period was extended to April 1, 2025, (c) the Maturity Date was extended to July 1, 2025, and (d) the Borrowers may request additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount of up to $45.0 million, and as such the aggregate maximum borrowings under the Loan Agreement increased to $75.0 million.

At the Borrowers’ option, the Borrowers may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to (i) 1.5% of the principal amount outstanding if the prepayment occurs after the first anniversary of the Closing Date but on or prior to December 31, 2023, and (ii) 1.0% of the principal amount outstanding if the prepayment occurs thereafter but prior to the Maturity Date. The Loan Agreement also provides for an end of term charge (the “End of Term Charge”), payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. Borrowings under the Loan Agreement are collateralized by substantially all of the Borrower’s personal property and other assets, other than their intellectual property.  Hercules has a perfected first-priority security interest in certain cash accounts. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control, as defined in the agreement. There are no financial covenants.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA and the Second Amendment to LSA and concluded that these amendments represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at September 30, 2022.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three and nine months ended September 30, 2022, was $0.8 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2021, was $0.8 million and $2.1 million, respectively.

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Term loan payable	$30,000	$30,000
End of term charge	624	376
Unamortized debt issuance costs	(392)	(503)
Carrying value of term loan	$30,232	$29,873

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2022	$—
2023	—
2024	—
2025	31,500
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of September 30, 2022, and December 31, 2021, the Company had not declared any dividends.

As of September 30, 2022, and December 31, 2021, the Company’s authorized share capital consisted of 57,820,181 and 55,295,420 ordinary shares, respectively, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2022, the number of shares reserved for issuance under the 2020 Plan was increased by 1,478,968 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of September 30, 2022, there were 1,210,588 shares available for issuance.

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

In 2022, the Company granted RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vest in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors vest immediately upon grant.

As of September 30, 2022, there were options to purchase 3,050,532 shares and RSUs for 187,725 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2022, there were 2,137,910 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 295,793 shares effective January 1, 2022. As of September 30, 2022, the total number of shares available for issuance under the ESPP was 901,675 ordinary shares. As of September 30, 2022, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development expenses	$2,637	$1,238	$7,643	$3,535
General and administrative expenses	2,731	1,450	13,596	5,549
	$5,368	$2,688	$21,239	$9,084

Share options

The following table summarizes the Company’s option activity since December 31, 2021:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,603,486	$14.97	8.13	$207,009
Granted	1,398,517	46.83	—	—
Exercised	(64,067)	12.55	—	—
Forfeited	(153,355)	25.86	—	—
Outstanding as of September 30, 2022	5,784,581	$22.41	7.82	$43,632
Vested and expected to vest as of September 30, 2022	5,784,581	$22.41	7.82	$43,632
Options exercisable as of September 30, 2022	3,177,177	$13.51	7.06	$35,164

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2022 and 2021 was $32.91 per share and $13.83 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $0.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, and was $5.7 million and $9.4 million for the three and nine months ended September 30, 2021, respectively.

Total share-based compensation expense for share options granted was $4.7 million and $17.1 million for the three and nine months ended September 30, 2022, respectively, and was $2.7 million and $9.1 million for the three and nine months ended September 30, 2021, respectively. Expense for non-employee consultants for the three and nine months ended September 30, 2022 and 2021 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	0.9%	2.0%	0.6%
Expected volatility	84.1%	80.2%	82.2%	79.6%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.0	6.0

As of September 30, 2022, total unrecognized compensation expense related to the unvested employee and director share options was $52.7 million, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	222,725	60.86
Vested	(35,000)	60.86
Unvested at September 30, 2022	187,725	$60.86

The fair value of RSUs that vested during the three and nine months ended September 30, 2022, was zero and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $0.7 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the total unrecognized compensation expense related to unvested RSUs was $9.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.

9. Significant agreements

For the three and nine months ended September 30, 2022 and 2021, the Company recognized revenue for its collaborations with Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, the Dementia Discovery Fund (“DDF”), and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration revenues
Ionis	$2,195	$2,066	$6,764	$2,066
Genentech	798	1,063	3,144	4,142
Dementia Discovery Fund	47	77	205	314
AstraZeneca	—	1,127	1,165	1,404
Total collaboration revenues	$3,040	$4,333	$11,278	$7,926

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

In December 2021, the Company and Ionis entered into an amendment to the Ionis Collaboration Agreement (the “Ionis Amendment”). Ionis paid the Company $1.6 million and the Company agreed to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. The Company will perform the additional research services for an initial six-month period, which was extended in August 2022 for an additional three months, in exchange for consideration of $0.8 million. In October 2022, Ionis exercised an option it had for the Company to perform additional research services for an additional six months in exchange for the remaining consideration of $0.8 million.

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

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company is recognizing the $0.8 million as revenue as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. For the three and nine months ended September 30, 2022, the Company recognized revenue of $2.2 million and $6.8 million, respectively, and the Company recognized revenue of $2.1 million for each of the three and nine months ended September 30, 2021. As of September 30, 2022, and December 31, 2021, the Company recorded deferred revenue of $22.2 million and $34.1 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendment, and Ionis Evaluation and Option Agreement.

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

Under the terms of the Genentech Collaboration Agreement, the Company received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as targeting elements for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech also had the option to nominate two additional immuno-oncology targets (each, an “Expansion Option”) as additional Genentech Collaboration Programs, which may also include an additional Targeting Arm for each Expansion Option. Genentech exercised the Expansion Options in October 2021 and June 2022, respectively. Genentech paid to the Company an expansion fee of $10.0 million for each Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

If Genentech elects for the Company to perform discovery and optimization services for certain Targeting Arms, the Company will be entitled to receive an additional advance payment for the additional research services. Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement, and for the first Expansion Option in October 2021, which entitled the Company to additional payments of $1.0 million each. If a Targeting Arm achieves specified criteria in accordance with the research plan, Genentech will be required to pay a further specified amount in the low single digit millions for each such Targeting Arm as consideration for the additional services to be provided.

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

In October 2021, Genentech exercised the first Expansion Option to add an additional Genentech Collaboration Program (Genentech Collaboration Program #3) and paid to the Company an expansion fee of $10.0 million during the year ended December 31, 2021. Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company concluded that the exercise of the first Expansion Option and the option to a specified Targeting Arm is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, and as such, the additional arrangement consideration of $11.0 million received upon the option exercises together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company will recognize $6.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material right associated with an LSR Go Option for Genentech Collaboration Program #3 of

$7.4 million, and limited substitution material rights of $0.7 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

In June 2022, Genentech exercised the second Expansion Option to add an additional Genentech Collaboration Program (“Genentech Collaboration Program #4”), which triggered a $10.0 million payment to the Company under the Genentech Collaboration Agreement. The Company concluded that the exercise of the second Expansion Option is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, and as such, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company will recognize $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amounts allocated to the material right associated with an LSR Go Option for Genentech Collaboration Target #4 of $7.4 million, limited substitution material rights of $0.7 million, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration Program #4 of $0.1 million, were recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

During the three and nine months ended September 30, 2022, the Company recognized revenue of $0.8 million and $3.1 million, respectively, and during the three and nine months ended September 30, 2021, the Company recognized revenue of $1.1 million and $4.1 million, respectively. As of September 30, 2022, and December 31, 2021, the Company recorded $34.8 million and $34.4 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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
$5,650

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. In October 2020, AstraZeneca terminated the collaboration activities related to the third target. As a result, deferred revenue related to the amount allocated to the Target 3 Material Right of $1.5 million was recognized during the year ended December 31, 2020. In August 2021, AstraZeneca terminated the collaboration activities related to the sixth target. As a result, deferred revenue related to the amount allocated to the Target 6 Material Right of $1.1 million was recognized during the year ended December 31, 2021. In June 2022, AstraZeneca terminated the collaboration activities related to the fifth target. As a result, deferred revenue related to the amount allocated to the Target 5 Material Right of $1.2 million was recognized during the second quarter of 2022. As of September 30, 2022, one research program was in the AZ Research Term, and the research and development services associated with the Bicycle Research Term for the fourth target have been completed. In January 2022, AstraZeneca elected to extend the AZ Research Term for the fourth target by 12 months.

For the three and nine months ended September 30, 2022, the Company recognized no revenue and $1.2 million, respectively, related to the Additional Four Target Option and related contracts, and for the three and nine months ended September 30, 2021, the Company recognized revenue of $1.1 million and $1.4 million, respectively, related to the research and development services and termination of the sixth target. As of September 30, 2022, and December 31, 2021, the Company recorded $1.0 million and $2.4 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$—	$(6,764)	$(5,190)	$22,161
Genentech collaboration deferred revenue	34,436	10,000	(3,144)	(6,475)	34,817
DDF collaboration deferred revenue	428	—	(205)	(53)	170
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(204)	992
Total deferred revenue	$71,340	$10,000	$(11,278)	$(11,922)	$58,140

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2021	Additions	Deductions	Rates	2021
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$3,000	$36,002	$(4,242)	$(645)	$34,115
Genentech collaboration deferred revenue	27,579	13,000	(5,660)	(483)	34,436
DDF collaboration deferred revenue	821	—	(391)	(2)	428
AstraZeneca collaboration deferred revenue	3,756	54	(1,404)	(45)	2,361
Total deferred revenue	$35,156	$49,056	$(11,697)	$(1,175)	$71,340

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at September 30, 2022 or December 31, 2021.

The Ionis deferred revenue balance at September 30, 2022 includes $3.2 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at September 30, 2022 includes $25.3 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of September 30, 2022 includes $1.0 million allocated to the Target 4 Material Right, which will commence revenue recognition when the option is exercised at the end of AZ Research Term or when the option expires.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$3,040	$3,206	$10,072	$6,263
Revenue recognized based on expiration of material rights	—	1,127	1,206	1,507
Revenue recognized based on changes in transaction price	—	—	—	156
Total	$3,040	$4,333	$11,278	$7,926

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $3.2 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three and nine months ended September 30, 2022.

10. Income taxes

During the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.2 million and $1.1 million, respectively, and during the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.4 million and $0.9 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of September 30, 2022, and December 31, 2021.

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

11. Commitments and contingencies

Leases

On December 6, 2021, the Company entered into a lease of new office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six-month period of free rent. There was no deposit paid in conjunction with the lease. The Company recorded a right of use asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at a 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the five year lease term, including the six month rent-free period.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$924	$273	$2,866	$773
Variable lease cost	410	222	1,005	444
Total lease cost	$1,334	$495	$3,871	$1,217

The weighted average remaining operating lease term was 4.5 years and 4.6 years as of September 30, 2022 and 2021, respectively, and the weighted average discount rate was 7.03% and 7.89% as of September 30, 2022 and 2021, respectively.

The following table summarizes the maturities of the Company’s operating leases as of September 30, 2022 (in thousands):

Year Ending December 31,
2022	$868
2023	3,718
2024	3,740
2025	3,763
2026	3,045
2027	821
Present value adjustment	(2,147)
Total lease liabilities	13,808
Less: current lease liabilities	(2,811)
Long term lease liabilities	$10,997

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

Legal proceedings

From time to time, the Company may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is currently not subject to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of ASC 450, Contingencies.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022, and December 31, 2021.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,347)	$(14,678)	$(82,739)	$(48,782)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	29,676,021	25,039,990	29,643,502	23,719,124
Net loss per share, basic and diluted	$(0.96)	$(0.59)	$(2.79)	$(2.06)

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

	September 30,
	2022	2021
Restricted ordinary shares	187,725	—
Options to purchase ordinary shares	5,784,581	4,717,166
	5,972,306	4,717,166

13. Related party transactions

The Company has entered into the Founder Royalty Agreement, as amended, with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreement, as amended, to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $43,000 and $0.2 million during the three and nine months ended September 30, 2022, respectively, and $43,000 and $0.1 million during the three and nine months ended September 30, 2021, respectively.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2022	2021
United States	$4,584	$1,095
United Kingdom	25,120	16,694
	$29,704	$17,789

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

Our product candidates, BT5528, BT8009, and BT1718, are each a Bicycle® Toxin Conjugate, or BTC®. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICA®. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528 and preliminary results from our ongoing Phase I clinical trial of BT8009. We observed signs of anti-tumor activity in our clinical trial of BT5528 and established a recommended Phase II dose range. On June 8, 2022, we announced that the first patient had been dosed in the dose expansion cohorts of the Phase I/II study of BT5528 in urothelial and ovarian cancers, as well as in a basket cohort of other solid tumors, including non-small cell lung cancer, triple-negative breast cancer, head and neck cancer, and esophageal cancer. Enrollment in these cohorts remains ongoing. On September 7, 2022, we announced top-line results from the completed dose escalation portion of the Phase I/II trial of BT5528.

In our ongoing Phase I clinical trial of BT8009, we observed signs of anti-tumor activity and presented updated results on April 11, 2022. The Phase I clinical trial remains ongoing. Enrollment in the ongoing Phase IIa portion of a Phase I/IIa clinical trial of BT1718 sponsored and fully funded by Cancer Research UK has been ongoing. Enrollment in the BT7480 Phase I trial is ongoing and is progressing on schedule during the dose escalation portion of the clinical trial.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through September 30, 2022, we have received gross proceeds of $558.4 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, follow-on offering and at-the-market, or ATM, offering program; and $135.2 million of cash payments under our collaboration revenue arrangements, including $46.6 million from Ionis, $54.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi, and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $28.3 million and $82.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $301.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances, charitable and governmental grants, monetization transactions or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates. Both the ongoing COVID-19 pandemic and the Russia-Ukraine war have resulted in a significant disruption of global financial markets and contributed to a general global economic slowdown. If the disruption persists and deepens, whether as a result of these events or otherwise, we could experience an inability to access additional capital.

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

As of September 30, 2022, we had cash and cash equivalents of $361.5 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

U.K. research and development tax credits and government grant funding are recorded as an offset to research and development expenses. See “—Benefit from Income Taxes.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, insurance, travel and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Foreign currency transactions in currencies different from the applicable functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates in foreign currencies are recorded in general and administrative expense in the statement of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosures About Market Risks” for further discussion.

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

Other Income (Expense), net

Interest Income

Interest income consists primarily of interest earned on our cash held in operating accounts and our cash equivalents.

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. On September 30, 2020, we entered into the Loan Agreement with Hercules and borrowed $15.0 million. On March 10, 2021, we entered into the First Amendment to the Loan Agreement and borrowed an additional $15.0 million.

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

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax credit cash rebate regimes: The Small and Medium-sized Enterprises R&D Tax Relief program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf and certain internal overhead costs incurred as part of research projects.

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2021. For the year ending December 31, 2022, the payable credit claims under the SME Program in excess of £20,000 will be subject to a cap, by reference to, broadly, of three times the total PAYE and NIC liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total amount claimed. We expect a portion of qualifying research and development expenditures that are subject to the research and development tax credit will decrease in future periods.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Value Added Tax, or VAT, is broadly charged on all taxable supplies of goods and services by VAT-registered businesses. Under current rates, an amount of 20% of the value, as determined for VAT purposes, of the goods or services supplied is added to all sales invoices and is payable to HM Revenue & Customs, or HMRC. Similarly, VAT paid on purchase invoices is generally reclaimable from HMRC and is included as a component of prepaid and other current assets in our condensed consolidated balance sheets.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Collaboration revenues	$3,040	$4,333	$(1,293)
Operating expenses:
Research and development	22,752	10,513	12,239
General and administrative	10,047	8,114	1,933
Total operating expenses	32,799	18,627	14,172
Loss from operations	(29,759)	(14,294)	(15,465)
Other income (expense):
Interest income	1,991	24	1,967
Interest expense	(817)	(823)	6
Total other income (expense), net	1,174	(799)	1,973
Net loss before income tax provision	(28,585)	(15,093)	(13,492)
Benefit from income taxes	(238)	(415)	177
Net loss	$(28,347)	$(14,678)	$(13,669)

Collaboration Revenues

Collaboration revenues decreased by $1.3 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to decreases of $1.1 million from our collaboration with AstraZeneca due to the expiration of a material right in August 2021 as a result of the termination of collaboration activities related to the sixth target and $0.3 million from our collaboration with Genentech. These decreases were offset by an increase of $0.1 million from our collaboration with Ionis.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended September 30,
	2022	2021	Change

	(in thousands)
BT5528 (EphA2)	$3,460	$1,320	$2,140
BT8009 (Nectin‑4)	2,757	2,355	402
BT1718 (MT1)	142	171	(29)
Bicycle tumor-targeted immune cell agonists	3,790	968	2,822
Other discovery and platform related expense	6,504	3,797	2,707
Employee and contractor related expenses	8,275	4,085	4,190
Share-based compensation	2,637	1,238	1,399
Facility expenses	1,339	389	950
Research and development incentives	(6,152)	(3,810)	(2,342)
Total research and development expenses	$22,752	$10,513	$12,239

Research and development expenses increased by $12.2 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due primarily to an increase of $8.0 million in direct program spend, primarily associated with clinical program expenses for BT5528 and BT8009, Bicycle TICA program development expenses, and other discovery and platform related expenses including costs of our collaboration agreements, as well as increases of $4.2 million in employee and contractor related expenses attributable to increased headcount, $1.4 million of incremental share-based compensation expense, and $1.0 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021. These increases were offset by $2.3 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

We begin to separately track program expenses at candidate nomination, at which point we will accumulate all direct external program costs to support that program to date. Through September 30, 2022, we have incurred approximately $27.1 million, $25.1 million, $14.7 million, and $19.8 million of direct external expenses for the development of the BT5528, BT8009, BT1718, and Bicycle TICA programs, respectively, since their candidate nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended September 30,
	2022	2021	Change

	(in thousands)
Personnel related costs	$3,266	$2,433	$833
Professional and consulting fees	1,960	2,732	(772)
Other general and administration costs	2,290	1,653	637
Share-based compensation	2,731	1,450	1,281
Effect of foreign exchange rates	(200)	(154)	(46)
Total general and administrative expenses	$10,047	$8,114	$1,933

General and administrative expenses increased by $1.9 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase is primarily due to a $1.3 million increase in share-based compensation expense, an increase of $0.8 million in personnel related costs due to higher headcount, and an increase of $0.6 million in other general and administrative costs, including insurance expense, to support operations as a public company. These increases were offset by a decrease in professional and consulting fees of $0.8 million.

Other Income (Expense), net

Other income (expense), net increased by $2.0 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to interest income related to interest earned on our cash equivalents held in 30-day deposit accounts.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change

	(in thousands)
Collaboration revenues	$11,278	$7,926	$3,352
Operating expenses:
Research and development	56,890	31,924	24,966
General and administrative	38,830	23,596	15,234
Total operating expenses	95,720	55,520	40,200
Loss from operations	(84,442)	(47,594)	(36,848)
Other income (expense):
Interest income	3,117	61	3,056
Interest expense	(2,518)	(2,164)	(354)
Total other income (expense), net	599	(2,103)	2,702
Net loss before income tax provision	(83,843)	(49,697)	(34,146)
Benefit from income taxes	(1,104)	(915)	(189)
Net loss	$(82,739)	$(48,782)	$(33,957)

Collaboration Revenues

Collaboration revenues increased by $3.4 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase of $4.7 million from our collaboration with Ionis entered into in July 2021, offset by decreases of $1.0 million from our collaboration with Genentech and $0.2 million from our collaboration with AstraZeneca.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Nine Months Ended September 30,
	2022	2021	Change

	(in thousands)
BT5528 (EphA2)	$7,406	$4,144	$3,262
BT8009 (Nectin‑4)	6,390	5,851	539
BT1718 (MT1)	490	524	(34)
Bicycle tumor-targeted immune cell agonists	8,488	4,434	4,054
Other discovery and platform related expense	15,598	11,420	4,178
Employee and contractor related expenses	21,025	11,779	9,246
Share-based compensation	7,643	3,535	4,108
Facility expenses	3,689	942	2,747
Research and development incentives	(13,839)	(10,705)	(3,134)
Total research and development expenses	$56,890	$31,924	$24,966

Research and development expenses increased by $25.0 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due primarily to an increase of $12.0 million in direct program spend, primarily associated with clinical program expenses for BT5528 and BT8009, Bicycle TICA program development expenses, and increased other discovery and platform related expenses including costs of our collaboration agreements, as well as increases of $9.2 million in employee and contractor related expenses attributable to increased headcount, $4.1 million of incremental share-based compensation expense, and $2.7 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021. These increases were offset by $3.1 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Nine Months Ended September 30,
	2022	2021	Change

	(in thousands)
Personnel related costs	$10,158	$6,615	$3,543
Professional and consulting fees	7,958	7,050	908
Other general and administration costs	6,525	4,499	2,026
Share-based compensation	13,596	5,549	8,047
Effect of foreign exchange rates	593	(117)	710
Total general and administrative expenses	$38,830	$23,596	$15,234

General and administrative expenses increased by $15.2 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase is primarily due to a $8.0 million increase in share-based compensation expense primarily associated with annual employee equity grants in January 2022, an increase of $3.5 million in personnel related costs due to higher headcount, an increase of $2.0 million other general and administrative costs, including insurance expense, to support operations as a public company, an increase of $0.9 million in professional and consulting fees, and an unfavorable impact of $0.7 million due to the effect of foreign exchange rates.

Other Income (Expense), net

Other income (expense), net increased by $2.7 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase of $3.1 million in interest income related to interest earned on our cash equivalents held in 30-day deposit accounts offset by an increase of $0.4 million in interest expense related to the borrowings under the Loan Agreement with Hercules.

Liquidity and Capital Resources

Liquidity

From our inception through September 30, 2022, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

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

From our inception in 2009 through September 30, 2022, we have received gross proceeds of $558.4 million from the sale of ADSs, ordinary shares, and convertible preferred shares, including the proceeds from our IPO and our ATM offering program; $135.2 million of cash payments under our collaboration revenue arrangements including, $46.6 million from Ionis, $54.0 million from Genentech, $1.7 million from DDF, $10.3 million from AstraZeneca, $15.0 million from Sanofi and $6.6 million from Oxurion; and $30.0 million in borrowings pursuant to our Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(55,802)	$(4,359)
Net cash used in investing activities	(17,539)	(963)
Net cash provided by financing activities	804	130,061
Effect of exchange rate changes on cash	(4,674)	(1,205)
Net (decrease) increase in cash and cash equivalents	$(77,211)	$123,534

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $55.8 million as compared to $4.4 million for the nine months ended September 30, 2021. The increase in cash used in operations is primarily due to an increase in net loss of $34.0 million as described in the Results of Operations above, offset by an increase in non-cash expenses, including $12.2 million of share-based compensation expense and $1.3 million of depreciation expense, and a decrease in cash flows from changes in our operating assets and liabilities. The decrease in cash flows from changes in operating assets and liabilities was primarily driven by decreases resulting from changes in deferred revenue of $29.4 million due to the Ionis collaboration upfront payment received in the third quarter of 2021, accounts receivable of $5.2 million, research and development incentives receivable of $4.4 million, and prepaid expenses and other assets of $3.1 million, offset by increases resulting from changes in accrued expenses and other liabilities of $6.0 million and accounts payable of $4.7 million.

Investing Activities

During the nine months ended September 30, 2022 and 2021, we used $17.5 million and $1.0 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.8 million, primarily consisting of net proceeds from the exercise of share options.

During the nine months ended September 30, 2021, net cash provided by financing activities was $130.1 million, primarily consisting of net proceeds from our ATM of $102.6 million, borrowings of $15.0 million under our Loan Agreement with Hercules, as well as proceeds of $7.6 million from the issuance of ordinary shares under the share purchase agreement with Ionis, and $4.9 million from the exercise of share options.

Loan Agreement

We have an outstanding Loan Agreement, as amended from time to time, with Hercules as agent, consisting of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which are available through December 31, 2024, but have not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the lesser of (x) the greater of (i) 8.05% and (ii) the prime rate as reported in the Wall Street Journal plus 4.55% and (y) 9.05%. The interest-only period ends on April 1, 2025. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1.5% prior to December 31, 2023. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, as well as customary events of default. For additional information on the Hercules Loan Agreement, see Note 6. Long-term debt of our condensed consolidated financial statements.

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

The following table summarizes our material contractual obligations as of September 30, 2022, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and continencies of our condensed consolidated financial statements.

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 years to 5 years	5 years

	(in thousands)
Operating lease commitments (1)	$15,955	$3,657	$7,491	$4,602	$205
Debt obligations (2)	38,731	2,526	36,205	—	—
Total	$54,686	$6,183	$43,696	$4,602	$205

(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have two office and laboratory leases in Cambridge, U.K. under operating leases with lease terms through December 2026. We lease office and laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2027.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payments under the Loan Agreement with Hercules as of September 30, 2022.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems B.V., and its affiliates, or Pepscan, regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving these milestones.

As of September 30, 2022, we had cash and cash equivalents of $361.5 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, monetization transactions, government contracts or other strategic transactions. To the extent that we raise additional capital through the sale of equity, ownership interests of existing holders of our ADSs and ordinary shares will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ADSs or ordinary shares. If we raise additional funds through collaboration agreements, strategic alliances, licensing arrangements, monetization transactions, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our shareholders. Both the ongoing COVID-19 pandemic and the rapidly evolving conflict between Russia and Ukraine have resulted in significant disruptions to global financial markets and contributed to a general global economic slowdown. If these disruptions persist or deepen, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Known Trends, Events, and Uncertainties

We continue to monitor the ongoing COVID-19 pandemic. We have allowed our non-laboratory-based employees to return to the office, but many non-laboratory-based employees continue to work remotely, and our laboratories in the United Kingdom and the United States remain operational.

With respect to clinical development, our CROs have taken measures to utilize remote and virtual approaches, as necessary, including remote patient monitoring where possible, to maintain patient safety and trial continuity and to preserve trial integrity.

We also continue to work closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical trial materials and supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have adequate global supply of clinical trial materials and supplies to support our current clinical trial activities.

Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; extent of protection provided by prior viral infection; and the macroeconomic environment.

Additionally, the recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2022, we had cash and cash equivalents of $361.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and a 30-day deposit account. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of September 30, 2022. Our outstanding indebtedness with Hercules bears interest at the lesser of (x) the greater of either (i) 8.05% and (ii) the Wall Street Journal prime rate plus 4.55% and (y) 9.05%. As of September 30, 2022, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.2 million for the three months ended September 30, 2022, and a foreign exchange loss of $0.6 million for the nine months ended September 30, 2022, and foreign exchange gains of $0.2 million and $0.1 million for the three and nine months ended September 30, 2021, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Other than as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and in our 2021 Annual Report, we are not currently subject to any material legal proceedings.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate one or more of our product discovery and development programs or commercialization efforts, if any.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our American Depositary Shares, or ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugate, or BTC, and Bicycle tumor-targeted immune cell agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.

●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	The ongoing COVID-19 pandemic could impact our business.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $82.7 million and $48.8 million, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $301.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BTC® and Bicycle TICA® programs and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, we expect to incur significant ongoing costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash and cash equivalents of $361.5 million as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the U.K., have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We are party to a secured term loan facility with Hercules. As of September 30, 2022, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of September 30, 2022, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BTC® and Bicycle TICA® programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our internal development programs and of product candidates from our BTC and Bicycle TICA programs.

Within our BTC programs, we are evaluating BT5528, a second-generation BTC that targets Ephrin type-A receptor 2, or EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression, and BT8009, a second-generation BTC that targets Nectin-4 and carries a MMAE cytotoxin payload, in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. In addition, BT1718, a BTC designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTCs or Bicycle TICAs will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the U.S. Food and Drug Administration, or FDA, in the United States, European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. The ongoing COVID-19 pandemic, including many jurisdictions’ shelter-in-place, stay-at-home and similar restrictions, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Although most jurisdictions have relaxed such restrictions amid ongoing vaccination against the SARS-CoV-2 virus, previously relaxed restrictions may be re-instituted. COVID-19-related interruptions, or infection of site personnel or trial patients with COVID-19, may also reduce our, or our collaboration partners’, abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our, and our suppliers’, abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

There have been executive, judicial and Congressional challenges to certain aspects of ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2031 unless additional Congressional action is taken. However, pursuant to certain COVID-19 relief legislation these Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022. Following the resumption of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability increased after Russia invaded Ukraine in February 2022. In response to the invasion, North Atlantic Treaty Organization, or NATO, has deployed additional military forces to Eastern Europe, including to Lithuania, and the U.K., the European Union and the United States implemented certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, the conflict has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital in the future on favorable terms or at all.

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

The GDPR has “extra-territorial” reach in that it applies to any controller or processor of personal data that processes personal data in the context of an establishment in the EEA or United Kingdom (as applicable), or to a controller or processor with no establishment in the EEA or United Kingdom (as applicable) where their processing concerns the offering of goods or services to individuals in the EEA or United Kingdom (as applicable) and/or the monitoring of their behavior.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of September 30, 2022, our patent portfolio included four patent families directed to novel scaffolds, 16 patent families directed to our platform technology, 91 patent families directed to bicyclic peptides and related conjugates, and 12 patent families directed to methods of making or using certain bicyclic peptide conjugates for treating various indications. As of September 30, 2022, our trademark portfolio consisted of 60 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

We have recently expanded our organization significantly and we expect to continue to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have recently experienced significant growth in the number of our employees and the scope of our operations and expect to continue to expand, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Lexington, Massachusetts, at which many of our finance, management and administrative personnel work. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through October 31, 2022, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to report annually and include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income,” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporate that is a Ten Percent Shareholder with respect to a CFC. Failure to comply with these reporting and tax paying obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations from starting with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own (directly, indirectly or constructively through the application of attribution rules) more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own (directly, indirectly or constructively through the application of attribution rules) 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.

Each Ten Percent Shareholder should also be aware that because our group includes a U.S. subsidiary, certain of our non-U.S. subsidiaries will be treated as CFCs (regardless of whether or not we are treated as a CFC). We cannot provide any assurances that we will assist shareholders in determining whether we are or any of our non-U.S. subsidiaries is treated as a CFC or whether any shareholder is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any shareholders information that may be necessary to comply with reporting and tax paying obligations. The Internal Revenue Service has provided limited guidance on situations in which investors may rely on publicly available information to comply with their reporting and tax paying obligations with respect to foreign-controlled CFCs.

The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. United States persons should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

If we are a passive foreign investment company, there could be adverse U.S. federal income tax consequences to U.S. holders.

Under the Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income, including cash. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a United States person holds our shares, such U.S. shareholder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were not a PFIC in the 2021 taxable year. However, no assurances can be provided that we will not be a PFIC for the current or any future taxable year or that we have not been a PFIC in any prior taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure.

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

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Relief program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, under the SME Program, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carry them forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these SME Program tax credit cash rebate claims. We may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a small or medium-sized enterprise under the SME Program, based on size criteria concerning employee headcount, turnover and gross assets. The U.K. Finance Act 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. Additionally, the U.K. Government has announced its intention to introduce further restrictions to the U.K. research and development relief programs, refocusing such programs towards innovation in the United Kingdom. On July 21, 2022, draft legislation was published setting out, among other things, details of such proposed restrictions which (if enacted) would, in particular, limit our ability (except in limited circumstances) to make claims under the existing relief programs in respect of accounting periods beginning on or after April 1, 2023 for (i) research and development subcontracted to a third party (and, in the case of the RDEC Program, in respect of contributions made to a qualifying body) where such third party (or qualifying body) performs the work outside of the United Kingdom, and (ii) expenditure incurred on externally provided workers that are not paid through United Kingdom payroll. These and other potential future changes to the U.K. research and development tax relief programs may be made which mean we no longer qualify or may impact on the extent to which we can make claims.

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

The tax treatment of the company is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project (including “BEPS 2.0”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares. In addition, in the United States on August 16, 2022, President Biden signed into law the IRA, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations, as well as a 1% excise tax on share buybacks. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, while we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. HMRC, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties and, such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

10.1*†	Amendment No. 2 to Collaboration and License Agreement, dated August 1, 2022, between BicycleTx Limited and Ionis Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

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

BICYCLE THERAPEUTICS PLC

Date: November 3, 2022	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)