Form 10-K
period 2022-12-31
BICYCLE THERAPEUTICS plc
filed 2023-02-28
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

◻      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38916

BICYCLE THERAPEUTICS PLC

(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Blocks A & B, Portway Building, Granta Park Great Abington, Cambridge, United Kingdom (Address of principal executive offices)	CB21 6GS (Zip Code)

Registrant’s telephone number, including area code +44 1223 261503

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Ordinary shares, nominal value £0.01 per share* American Depositary Shares, each representing one ordinary share, nominal value £0.01 per share	n/a BCYC	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $489,652,180.

As of February 23, 2023, the registrant had 30,021,071 ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2023 Annual General Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;

i

●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises (such as COVID-19) and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business, increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report.  As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

ii

PART I

ITEM 1.       BUSINESS.

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allows targets to be drugged that have historically been intractable to non-biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, qualities which we believe explain the molecules’ favorable toxicological profile.

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

Our product candidates, BT5528, BT8009, and BT1718, are each a Bicycle® Toxin Conjugate, or BTCTM. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need. Our partnered programs include collaborations in immuno-oncology, or I-O, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications.

The following table summarizes key information about our programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycles. From our founding through December 31, 2022, we have generated substantial intellectual property, including 4 patent families directed to novel scaffolds and linkers, 12 patent families directed to our platform technology, 75 composition of matter patent families directed to bicyclic peptides and related conjugates, and 12 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2022, our trademark portfolio consisted of 67 trademark registrations across four territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks. The work we have conducted in developing Bicycles and our proprietary screening platform have created substantial know-how that we believe provides us with a competitive advantage.

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

Our Strategy

Our mission is to become a leading biopharmaceutical company by pioneering Bicycles as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

●	Progress our most advanced internal candidates, BT5528, BT8009, and BT7480 through clinical development. We are evaluating BT5528, a second-generation BTC targeting EphA2, in a company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. We intend to advance development of these candidates across oncology indications based on target expression.
●	Continue IND-enabling activities for BT7455. BT7455 is a fully synthetic Bicycle TICA that contains a Bicycle targeting EphA2 and a Bicycle targeting the costimulatory receptor CD137. BT7455 has been shown in preclinical models to rapidly penetrate tumors, demonstrate anti-tumor activity, and induce immune memory specific to the implanted tumor. IND-enabling activities are ongoing.
●	Pursue clinical development of our discovery programs. We intend to continue our ongoing discovery activities to screen and select promising candidates for oncology indications. For example, early I-O discovery efforts have resulted in the identification of Bicycle TICA candidates targeting natural killer, or NK, cells. We are also developing third generation BTCs. We are currently advancing these programs into lead optimization.
●	Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline. Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycles to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify our current pipeline of promising BTCs and Bicycle TICAs, and we intend to use it to develop a broader pipeline of diverse product candidates.
●	Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology. We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas, including, immune-oncology, or I-O, anti-infective, cardiovascular, ophthalmology, dementia, central nervous system, neuromuscular and respiratory indications. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.
●	Maximize the commercial potential of our product candidates, if approved, by either establishing our own sales and marketing infrastructure or doing so through collaborations with others. Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

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

Schematic of the Creation of a Cyclized Molecule Resulting in a Bicycle

We have expanded the diversity of the chemical space we can cover from approximately 1013 potential molecules in 2009 to in excess of 1020 potential molecules today. We have applied our novel Bicycle modality to a growing range of targets, from a single target in 2009 to more than 130 today. We can create a wide range of Bicycles by varying four parameters:

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

Phages are bacteria-infecting viruses consisting of genetic material wrapped in a protein coat. Phages can be harnessed to identify Bicycles by splicing DNA into the genome of a phage so that the linear peptides that encode Bicycles are presented on the surface of the phage. One of our founders, Sir Greg Winter, a pioneer in phage display, applied this technology and added a cyclization step that forms Bicycles from these linear peptides. This technology underpins our novel and proprietary screening platform.

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

Schematic of our Proprietary Bicycle Screening Process

We have optimized our proprietary Bicycle screening platform, enabling the technique to be applied to a diverse range of over 130 challenging targets to date, successfully identifying Bicycles for over 80% of these targets, some of which are intractable to small molecules. During these screens, Bicycles with diverse pharmacologies were identified, including enzyme inhibitors, receptor antagonists, agonists (partial, full and supra) and neutral site binders. Neutral site binders often bind to entirely novel sites on target proteins, previously undescribed in the scientific literature. These binders can be useful when conjugated with therapeutic payloads since they allow antigen-targeted payload delivery without impacting target function.

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

Our Programs

The following table summarizes key information about our programs.

Program	Interest	Stage	Status
Internal programs
BT5528	● High EphA2 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT8009	● High Nectin-4 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7480 (Nectin-4/CD137 Bicycle TICA)	● Immuno-oncology	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7455 (EphA2/CD137 Bicycle TICA)	● Immuno-oncology	● Preclinical	● IND-enabling activities in process
Partnered programs
THR-149 (Plasma Kallikrein Inhibitor)	● Ophthalmology	● Phase II	● Collaborating with Oxurion
BT1718	● High MT1-MMP expressing tumors (oncology)	● Phase I/IIa	● Ongoing Phase I/lla clinical trial in collaboration with CRUK
BT7401 (multivalent CD137 agonist)	● Immuno-oncology	● Preclinical	● CRUK to fund and sponsor development through a Phase IIa clinical study
Undisclosed	● Immuno-oncology	● Preclinical	● Collaborating with Genentech
Multiple targets	● Cardiovascular, metabolic, respiratory	● Preclinical	● Collaborating with AstraZeneca
Novel anti-infectives	● Anti-infectives	● Preclinical	● Collaborating with Innovate UK and Small Business Research Initiative
Novel CNS targets	● CNS	● Preclinical	● Collaborating with Dementia Discovery Fund and Oxford Drug Discovery Institute and Ionis
Novel neuromuscular targets	● Neuromuscular	● Preclinical	● Collaborating with Ionis

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

Bicycle Toxin Conjugates®

Within our BTC programs, we are evaluating BT5528, a second-generation BTC that targets EphA2 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics, and preliminary clinical activity in patients with solid tumors. In October 2021, we announced interim Phase I results from this clinical trial where we observed preliminary signs of anti-tumor activity and established a recommended Phase II dose range. In June 2022, we announced that the first patient had been dosed in the dose expansion cohorts of the Phase I/II study of BT5528 which include urothelial and ovarian cancers, as well as a basket cohort of other solid tumors, including non-small cell lung cancer, triple-negative breast cancer, head and neck cancer, and esophageal cancer. Enrollment in these cohorts remains ongoing. In September 2022, we announced top-line results from the completed dose escalation portion of the Phase I/II trial.

We are evaluating BT8009, another second-generation BTC that targets Nectin-4 and carries an MMAE cytotoxin payload, in an ongoing company-sponsored Phase I/II clinical trial to assess to assess the safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. We presented preliminary results from this clinical trial in October 2021 and in April 2022, we presented updated interim results where we presented confirmed signs of anti-tumor activity. In November 2022, we announced updates from the

Phase I/II trial, including that the Phase I dose escalation portion of the trial was complete and that the first patient had been dosed in the Phase II expansion cohorts. Results from the completed dose escalation portion of the trial were presented at the 2023 ASCO Genitourinary (GU) Cancers Symposium in February 2023.

In January 2023, we announced that the U.S. Food and Drug Administration, or FDA, granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition.

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

Clinical Development

We are currently evaluating BT5528 in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced solid tumors associated with EphA2 expression. On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528. We observed preliminary signs of anti-tumor activity in our clinical trial of BT5528 in patients with urothelial and ovarian cancer and established a recommended Phase II dose range, or RP2D, of 6.5-8.5mg/m2 every other week. On September 7, 2022, we announced Phase I dose escalation top-line results from our Phase I/II trial of BT5528. A total of 45 patients (15 at the RP2D of 6.5mg/m2 every other week) were dosed with a median of four prior lines of therapy. Expression of EphA2 was evaluated retrospectively using an immunohistochemistry, or IHC, assay. Amongst these patients, anti-tumor activity was observed in urothelial and ovarian cancer patients. A total of 21 ovarian cancer patients were dosed. Of these, nine response evaluable patients were determined to be EphA2-positive based on the IHC assay. The median prior lines of therapy for these nine patients was four. Among these nine late-line ovarian cancer patients, six patients (67%) were observed to have a reduction in target lesions, including one patient with a complete response, or CR, and one with a partial response, or PR, under Response Evaluation Criteria in Solid Tumors, or RECIST, version 1.1, resulting in a disease control rate, or DCR, of 67% and an overall response rate, or ORR, of 22%. A total of eight urothelial patients were dosed. Of these, three response evaluable patients were determined to be EphA2-positive based on the IHC assay and of these three patients, two were observed to have tumor reductions constituting a PR under RECIST version 1.1 (ORR and DCR of 67%).

BT5528 was well-tolerated at the RP2D of 6.5mg/m2 every other week. Low, or no, levels of incidence of neutrophil count decrease, peripheral neuropathy, skin rash and eye disorders were reported. Low-grade GI treatment-related events were those most commonly reported amongst the 15 patients at this dose. There were three treatment-related adverse events that were grade-3 or above at this RP2D: diarrhea (n=1, 7%) and anemia (n=2, 13%). In addition, and in contrast to the toxicities observed with EphA2 ADCs, we have observed no signs of treatment-related coagulopathy to date.

Based on the findings from the Phase I clinical trial, we are advancing in ongoing expansion cohorts in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers.

BT8009

BT8009 is a second-generation BTC designed to target Nectin-4, a well-validated tumor antigen. The molecule is composed of our Nectin-4 targeting Bicycle, a val-cit cleavable linker, and a cytotoxin MMAE payload.

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

We are aware of one Nectin-4 ADC program in advanced development stages. This program, enfortumab vedotin, is being developed jointly by Seagen, Inc., or Seagen, and Astellas Pharma, Inc., or Astellas, and received approval from the FDA in December 2019, as a treatment for patients with locally advanced or metastatic urothelial cancer following treatment with platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor and received approval from the European Commission, or EC, in April 2022, as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor. Seagen and Astellas are also pursuing additional indications for enfortumab vedotin.

Clinical Development

We are advancing BT8009 in the Phase I portion of our company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. Early clinical data supports a PK profile that is consistent with both preclinical predictions and data to date from our ongoing Phase I trial of BT5528. On October 7, 2021, we announced preliminary results from an ongoing Phase I clinical trial, on April 11, 2022, we announced updated interim results from an ongoing Phase I clinical trial and in February 2023, we announced results from the completed Phase I clinical trial of BT8009.

Among four urothelial cancer patients dosed at 2.5mg/m2 weekly, one patient (25%) was observed to have a confirmed tumor reduction that met the criteria of a partial response under RECIST 1.1. Two additional patients were observed to have stable disease, for a disease control rate of 75% at this dose level. Among the eight urothelial patients dosed at 5.0mg/m2 weekly, four of the eight patients (50%) were observed to have tumor reductions that met the criteria of confirmed RECIST 1.1 partial or complete response including one patient (13%) with a confirmed complete response. Two additional patients were observed to have stable disease, for a disease control rate of 75% at this dose level. Between the two urothelial patients dosed at 7.5mg/m2 weekly, one (50%) had a confirmed RECIST 1.1 partial response prior to dose reduction. Among non-urothelial patients, we reported one stable disease head and neck cancer patient at the 7.5mg/m2 biweekly dose and two stable disease non-small cell lung cancer patients: one at 2.5mg/m2 and the other at 7.5mg/m2 weekly. Finally, we reported that 5.0mg/m2 weekly would be a recommended Phase II dose, or RP2D.

On November 8, 2022, we reported that we had dosed our first patient in the Phase II dose expansion portion of the Phase I/II trial and that the Phase I portion was complete. We announced a second RP2D, 7.5mg/m2 dosed days 1 and 8 on a 21-day cycle, and that a confirmed partial RECIST 1.1 responder with lung cancer was observed at this dose level.

Results from the completed Phase I clinical trial were presented in February 2023. The data showed that the overall response rate among urothelial patients in the 7.5mg/m2 dosed days 1 and 8 on a 21-day cycle and 10mg/m2 biweekly cohorts was consistent with that observed among urothelial patients in the 5.0mg/m2 cohort, with confirmed clinical responses under RECIST 1.1 observed to be one out of two patients (50%) in the 7.5mg/m2 dosed days 1 and 8 on a 21-day cycle cohort and two out of four patients (50%) in the 10mg/m2 biweekly cohort. The data from the different dose levels showed that BT8009 continues to exhibit a favorable tolerability profile.

BT8009 was well-tolerated amongst 49 patients in the Phase I clinical trial, with a low incidence of adverse events common to antibody-based approaches. The most common treatment-related adverse events across the study were gastroenterologically related and fatigue. Across all patients at all doses, there was a low incidence of skin rash of any form, eye disorders, neuropathy of any form and no cases of pneumonitis in any patient at any dose. The most common Grade 3 or higher treatment-related adverse event was neutropenia: seven cases or 14%; four of these were at doses above the RP2Ds. There were three subjects with serious adverse events (SAEs) at or above Grade 3 that were drug related (6%). Of these, none was in the 5 mg/m2 cohort. The incidence of Grade 3 or higher related adverse events at or below the two RP2Ds was low. At the 5 mg/m2 weekly dose, there were no cases of Grade 3 or higher skin rash, eye disorders, neuropathy or pneumonitis.

On January 4, 2023, we announced that the FDA granted FTD to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition.

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

Activity of EphA2 Bicycle TICA and PD1 Inhibitor in vivo

We believe that our ability to rapidly generate and test Bicycle TICA molecules and their simple molecular format may form the basis of additional programs in the future. In addition to the immune cell and tumor targets that we have already investigated, we are screening for Bicycles that target NK cell receptors as well as additional immune cell and tumor specific antigens. We have identified Bicycle TICA candidates that target and activate NK cells. We have observed that treatment of primary human NK cells in co-culture with target-positive tumor cells with NK TICAs results in increased NK cell mediated tumor cell killing and an increase in NK cell secreted pro-inflammatory cytokines.

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

Effect of BT7480 on Tumor Volume in a Preclinical Syngeneic Model with Nectin-4 Expressing MC38 Tumors in C57BL/6 Mice

Clinical Development

We are evaluating BT7480, in a Company-sponsored Phase I/II clinical trial. In November 2021, we announced that we had dosed the first patient in this trial. The Phase I/II multi-center, open-label trial will evaluate BT7480 administered once weekly. Enrollment is ongoing in the Phase I dose escalation of BT7480 given as a monotherapy, and we may evaluate BT7480 dosed in combination with nivolumab in future Phase I dose escalation cohorts. The Phase I portion of the trial is primarily designed to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose, or RP2D. Following selection of an RP2D, we expect to initiate a Phase II dose expansion portion with the primary objective of evaluating the clinical activity of BT7480 as monotherapy and in combination with nivolumab in patients with Nectin-4-positive tumors.

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

Clinical Development

BT1718 is being investigated in an ongoing Phase I/IIa open label dose escalation and expansion clinical trial sponsored by Cancer Research UK. The Phase I part of this trial evaluated up to 40 patients with advanced solid tumors in two dosing regimens at three sites in the United Kingdom. In the Phase I portion of the Phase I/IIa trial, BT1718 was generally well-tolerated. Based on the Phase I trial results, 20mg/m2 of BT1718 administered weekly was selected as the Phase IIa dose. This dose is within the efficacious dose range predicted by preclinical models, in which an equivalent dose level was associated with complete responses, or CRs. With weekly dosing, BT1718 appeared tolerable, with manageable adverse events. Though the primary objective of the Phase I portion of the BT1718 trial was evaluating safety and tolerability in an unselected group of patients with advanced solid tumors, some signs of anti-tumor activity were observed: at doses of between 9.6mg/m2 and 32.0mg/m2 administered weekly, 13 out of 24 response evaluable patients at the eight-week timepoint exhibited best response of at least stable disease. Ten of these 13 patients had a greater than 10% reduction in at least one target lesion, including a tumor reduction of 68% observed in one patient, a reduction that meets the RECIST 1.1 criteria of a partial response.

The ongoing Phase IIa part of the trial, which commenced in 2020, is evaluating BT1718 in patients with tumors that express MT1-MMP at the RP2D of 20mg/m2, based on the findings from the Phase I part of the trial. To determine tumor types of interest, a clinically validated MT1-MMP immunohistochemistry, or IHC, assay, developed in collaboration with Cancer Research UK, was used to screen tumor tissue microarrays, or TMA, from multiple tumor types selected based on literature reports of high expression of MT1-MMP, including breast, lung, gastric, ovarian, endometrial, bladder, and esophageal cancers. To date, the percentage of patients determined to be MT1-MMP-positive at the pre-specified cutoff is consistent with previous translational research findings. Patients were enrolled into two solid tumor cohorts, one in squamous non-small cell lung cancer, or NSCLC, and the other in an all-comers “basket” cohort. Each cohort was designed to evaluate 16 patients with a specified tumor type determined using the results of the

MT1-MMP IHC TMA analysis. The endpoints for the Phase IIa part of this clinical trial are safety and preliminary efficacy in patients with tumors expressing MT1-MMP.

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

On July 9, 2021, we and Ionis entered into a collaboration and license agreement, or the Ionis Collaboration Agreement, following Ionis’ exercise of the Ionis Option on July 9, 2021. Pursuant to the Ionis Collaboration Agreement, we granted to Ionis a worldwide exclusive license under our relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor), or TfR1 Bicycles, intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, we have the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party will be responsible for optimization of such TfR1 Bicycles and other research and discovery activities related to TfR1 Bicycles, as specified by a research plan, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. We will perform research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. For certain research and discovery activities that we are responsible for performing, we may use the assistance of a contract research organization, or CRO. We have retained certain rights, including the right to use TfR1 Bicycles for all non-oligonucleotide therapeutic purposes.

The activities under the Ionis Collaboration Agreement are governed by a joint steering committee, or JSC, with an equal number of representatives from us and Ionis. The JSC will oversee the performance of the research and development activities. Upon first commercial sales of a licensed product, the JSC will have no further responsibilities or authority under the Ionis Collaboration Agreement.

Under the Ionis Collaboration Agreement, Ionis made a non-refundable upfront payment of $31.0 million in addition to the $3.0 million already paid under the Evaluation and Option Agreement. Additionally, Ionis is obligated to reimburse us on a pass-through basis for expenses incurred in connection with research and discovery activities performed by a CRO. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline, it can make up to three separate payments of a mid-single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a low-single-digit million dollar payment upon acceptance of an investigational new drug application, or IND, for the first product directed to such collaboration target (provided that Ionis will have a high single-digit million dollar credit to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, we are also eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. We are also entitled to receive tiered royalty payments on net sales at percentages in the low single digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

In December 2021, we and Ionis entered into an amendment to the Ionis Collaboration Agreement, or the Ionis Amendment. Ionis paid us $1.6 million and we agreed to perform additional research services utilizing our proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. We performed additional research services for an initial six-month period, which was extended in August 2022 for an additional three months, in exchange for consideration of $0.8 million. In October 2022, Ionis exercised an option it had for us to perform additional research services for an additional six months in exchange for the remaining consideration of $0.8 million.

Either party may terminate the Ionis Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Ionis may terminate the Ionis Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable target, either in its entirety or on a target-by-target basis.

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, we entered into a share purchase agreement, or the Ionis Share Purchase Agreement, with Ionis, pursuant to which Ionis purchased 282,485 of our ordinary shares, or the Ionis Shares, at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million. Pursuant to the terms of the Ionis Share Purchase Agreement, Ionis agreed that until January 9, 2023, it would not, without our prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of our outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving us, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us. The Share Purchase Agreement also provided that, subject to limited exceptions, Ionis could not sell any of the Ionis Shares until July 2022.

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

Under the terms of the Genentech Collaboration Agreement, we received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing our phage screening technology to identify product candidates aimed at two I-O targets, or Genentech Collaboration Programs, which may also include additional discovery and optimization of Bicycles as a targeting element for each Genentech Collaboration Program, or each a Targeting Arm. Genentech also had the option to nominate up to two additional I-O targets, or each an Expansion Option, which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs. Genentech exercised the Expansion Options in October 2021 and June 2022, respectively. Genentech paid us an expansion fee of $10.0 million for each Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

If Genentech elects for us to perform discovery and optimization services for certain Targeting Arms, we will be entitled to receive an additional advance payment for the additional research services. Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement and for the first Expansion Option in October 2021, which entitled us to additional payments of $1.0 million each. If a Targeting Arm achieves specified criteria in accordance with the research plan, Genentech will be required to pay a further specified amount in the low single digit millions for each such Targeting Arm as consideration for the additional services to be provided.

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

Under the AstraZeneca Collaboration Agreement, AstraZeneca was granted an option to nominate additional targets on the same contractual terms as the initial targets. In May 2018, AstraZeneca made an irrevocable election to exercise the additional target option, giving AstraZeneca the option to designate additional targets, for $5.0 million that was paid by AstraZeneca to us in January 2019. In January 2022, AstraZeneca elected to extend the AZ Research Term for the fourth target by 12 months. As of December 31, 2022, the fourth target research program is in the AZ Research Term, and the remainder of the AstraZeneca collaboration programs have been terminated.

Oxurion

In August 2013, we entered into a research collaboration and license agreement, or the Oxurion Collaboration Agreement, with Oxurion NV, or Oxurion, which agreement was amended in November 2017. Under the Oxurion Collaboration Agreement, we were responsible for identifying Bicycle peptides related to the collaboration target, human plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by us. THR-149 was selected as a development compound under the Oxurion collaboration agreement. We granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Oxurion collaboration agreement provides for certain milestone payments to us upon the achievement of specified research, development, regulatory and commercial milestones. More specifically, for each collaboration compound, we are eligible to receive up to €8.3 million in research and development milestone payments, from which we have received €3.8 million as of December 31, 2022, in connection with the development of THR-149, and up to €16.5 million in regulatory milestone payments (e.g., €5 million for granting of first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, we would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales. Royalty payments are subject to certain reductions. Also, if Oxurion grants a sublicense to a third party for rights to the program for non-ophthalmic use prior to the filing of an IND, we would be entitled to receive payments in the double digits (no higher than first quartile) based on a percentage of non-royalty sublicensing income. If Oxurion grants a sublicense to a third party for rights to the program for non-opthalmic use after the filing of an IND, we would be entitled to receive payments of mid-single digits to low teen-digits.

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

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including our Bicycle platform. This includes seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties, which are directed to the use of our Bicycle platform, composition of matter of bicyclic peptides identified through use of the platform and further chemical optimization, conjugates comprising such bicyclic peptides, methods of using our product candidates, and other inventions that are important to our business.

As of December 31, 2022, we had 4 patent families directed to novel scaffolds and linkers, 12 patent families directed to our platform technology, 75 composition of matter patent families directed to bicyclic peptides and related conjugates, and 12 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications.

We own at least four patent families relating to our product candidate BT5528, including patent families directed to its composition of matter, methods of use for treating of cancer and methods of identifying patients suitable to receive BT5528. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2038 and 2041, not including any patent term extensions and/or patent term adjustments.

We own at least five patent families relating to our product candidate BT8009, including patent families directed to its composition of matter, methods of use for treating cancer, synthetic routes to BT8009 and methods of identifying patients suitable to receive BT8009. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2039 and 2042, not including any patent term extensions and/or patent term adjustments.

We own at least eight patent families relating to product candidate BT7480, including patent families directed to its composition of matter and the composition of matter of its constituent bicyclic peptides, methods of use for treating cancer, combinations with other active agents, and the methods of identifying patients suitable to receive BT7480. The issued patents from these families, and the pending patent applications, if issued, are expected to expire between 2038 and 2042, not including any patent term extensions and/or patent term adjustments.

We own at least two patent families relating to product candidate THR-149, which is licensed to Oxurion, including patent families directed to its composition of matter and method of treatment of related indications, including ophthalmic disorders. The issued patents from these families, and the pending patent applications if issued, are expected to expire between 2032 and 2034, not including any patent term extensions and/or patent term adjustments.

We own at least six patent families relating to our product candidate BT1718, including patent families directed to its composition of matter, methods of use for treating cancer, the pharmacokinetic profile of BT1718 and its synthesis. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2035 and 2040, not including any patent term extensions and/or patent term adjustments.

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

We own various trademark registrations and applications, and unregistered trademarks, including our name and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this report may be referred to without the ®, ™ or © symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies' trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Company-Owned Intellectual Property

As of December 31, 2022, our patent portfolio included 4 patent families directed to novel scaffolds and linkers, 12 patent families directed to our platform technology, 75 patent families directed to bicyclic peptides and related conjugates, and 12 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications.

In total, as of December 31, 2022, we owned about 326 patents in the United States and in foreign jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore. In addition, as of December 31, 2022, we had about 522 patent applications pending in the United States and in foreign jurisdictions, such as Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore and Taiwan, as well as pending international applications under the Patent Cooperation Treaty, or PCT. These patents, as well as any patents that may be issued from these patent applications, are generally expected to have terms that will expire at various dates between February 2029 and December 2043, not including any patent term extensions and/or patent term adjustments.

In total, as of December 31, 2022, we owned 67 registered trademarks across four territories (United Kingdom, European Union, United States, and Japan), as well as a number of pending applications for new trademarks.

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

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Seagen, which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are pursuing development programs for CD137 or CD137 bi-specific antibodies. In addition, we are aware that technologies for drug discovery, including peptide-based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

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

We operate an outsourced model for the manufacture of our product candidates, and contract with multiple good manufacturing practice, or GMP, licensed pharmaceutical contract development and manufacturing organizations, both for the synthesis of each drug substance component, and the formulation and packaging of each finished drug product candidates. We selected these organizations based on their experience, capability, capacity and regulatory status. Projects are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process. We do not own or operate GMP manufacturing facilities, nor do we currently plan to build our own GMP manufacturing capabilities for production of clinical or commercial supply.

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

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing an application under rolling review does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit and to provide regular updates to the FDA on the progress of such studies. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act, which regulates the distribution of drugs at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states, which additionally limit the distribution of prescription pharmaceutical products and impose requirements to ensure accountability in distribution.

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

In the European Union, companies developing a new medicinal product must agree to a Paediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The MA application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted. For other countries outside of the European Union, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of certain healthcare providers, healthcare clearinghouses and health plans, known as covered entities, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity or another business associate. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For further information concerning the data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.”

The U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, ACA, including the provision commonly referred to as the Physician Payments Sunshine Act imposed, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, other healthcare professionals (such as physician assistant and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress passed the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expansion of the types of entities eligible for the 340B drug discount program;
●	establishment of the Medicare Part D coverage gap discount program by requiring manufacturers to now provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial, executive branch and Congressional challenges to certain aspects of the ACA. President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17,

2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration or future legal challenges will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to legislative amendments, will remain in effect through 2031 unless additional Congressional action is taken. However, certain COVID-19 relief legislation suspended the Medicare sequester from May 1, 2020 through March 31, 2022. Following the termination of the sequester, under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In addition, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations, though Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures. A separate marketing authorization will be required to market drugs in Great Britain. However, for three years from January 1, 2021, the United Kingdom’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the United Kingdom, Great Britain or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The data exclusivity periods in the United Kingdom are currently in line with those in the European Union, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future.

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

Employees and Human Capital

As of December 31, 2022, we had 236 full-time or part-time employees, including 86 with M.D. or Ph.D. degrees. Of these employees, 187 employees are engaged in research and development activities and 49 employees are engaged in general and administrative activities. Our employees are primarily based at the locations of our office and laboratory facilities: 156 are located in the United Kingdom and 80 are located in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Compensation and Benefits

We believe our employees are our most valuable assets and are key to achieving our goals. We focus our efforts on attracting and retaining a diverse, high-performing workforce through offering competitive and fair compensation packages that are based on robust industry market data. Our total compensation package includes competitive base pay, annual bonus, equity participation, and a broad range of benefits, including retirement planning, healthcare and insurance benefits, paid time off, paid family and medical leave, flexible working, and various health and wellness programs. We also run recognition programs that highlight employees who exhibit exceptional performance and demonstrate our company values.

We ensure that our compensation programs are designed to be equitable and fair, and routinely analyze data to ensure that our programs are administered on a fair and equitable basis.

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

We have formed a cross-functional DEI network that continues to develop the DEI strategy.

Career Development

We invest heavily in our employees’ personal and professional development. We offer a vast array of learning and development opportunities including online and classroom training and learning, mentoring and coaching programs, training academies and management and leadership development programs.

We are committed to developing the next generation of talent and providing our employees with opportunity, and have active internship partnerships with local universities in both the United States and United Kingdom.

Corporate Information

In 2009, we were incorporated as a limited liability company under the laws of England and Wales. In 2017, we effected a reorganization to create a new holding company which, in connection with our IPO, was re-registered as a public limited company named Bicycle Therapeutics plc. Bicycle Therapeutics plc is the parent company of three wholly owned subsidiaries, two of which are based in Cambridge, United Kingdom and one of which is based in Massachusetts, United States, that carry on our business.

The U.K. subsidiaries are BicycleTx Limited and BicycleRD Limited, and the U.S. subsidiary is Bicycle Therapeutics Inc. Our principal executive offices are located at Blocks A & B, Portway Building, Granta Park, Great Abington, Cambridge, CB21 6GS, United Kingdom, and our phone number is +44 1223 261503.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle Toxin Conjugate, or BTC, and Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.

●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.

●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $112.7 million, $66.8 million and $51.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had an accumulated deficit of $331.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BTCTM and Bicycle TICATM programs and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

We believe that our existing cash and cash equivalents of $339.2 million as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We are party to a secured term loan facility with Hercules. As of December 31, 2022, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of December 31, 2022, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BTCTM and Bicycle TICATM programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our internal development programs and of product candidates from our BTC and Bicycle TICA programs.

Within our BTC programs, we are evaluating BT5528, a second-generation BTC that targets Ephrin type-A receptor 2, or EphA2 and carries a monomethyl auristatin E, or MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression, and BT8009, a second-generation BTC that targets Nectin-4 and carries a MMAE cytotoxin payload, in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. In addition, BT1718, a BTC designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTCs or Bicycle TICAs will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. New or ongoing public health crises, such as the ongoing COVID-19 pandemic, may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Interruptions resulting from such crises may reduce our, or our collaboration partners’, abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our, and our suppliers’, abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, our ability to enroll trial participants, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

The potential impact on our results of operations and liquidity resulting from Brexit remains unclear. The actual effects of Brexit will depend upon many factors and significant uncertainty remains. By way of example, the Retained EU Law (Revocation and Reform) Bill 2022, which is currently progressing through UK Parliament seeks to allow the UK government to repeal or replace certain EU Law that was incorporated into UK law effective as of the end of the Transition Period to provide for certainty. The outcome of such process is unclear, but has the potential to cause further Brexit-related uncertainty.

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

Brexit may influence the attractiveness of the United Kingdom as a place to conduct clinical trials. The European Union’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation, which entered into application on January 31, 2022. The MHRA has conducted a consultation on proposed revisions to U.K. clinical trials legislation, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union. Failure of the United Kingdom to closely align its regulations with the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the United Kingdom. Pursuant to the Regulation, clinical trial data arising from a clinical trial site in a country outside of the EEA that is used in applications for clinical trial approval in the European Union must adhere to standards that are equivalent to those found in the Regulation. In the short term, there will be few changes to clinical trials that only have sites in the United Kingdom. The MHRA has confirmed that the sponsor of a clinical trial can be based in the EEA for an initial period following Brexit. Further investigational medicinal products can be supplied directly from the European Union/EEA to either a trial site or a distribution hub in Great Britain. Such products will require oversight by the holder of a U.K. Manufacturing and Import Authorisation but do not currently require recertification. The United Kingdom is now a “third country” for the purpose of clinical trials that have sites in the EEA. For such trials the sponsor/legal representative must be based in the EEA, and the trial must be registered on the EU Clinical Trials Register (including data on sites outside of the EEA).

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. It is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Any marketing approval we ultimately obtain, if any, may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various U.S. federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

●	the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the U.S. federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-

Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

Additionally, we are subject to U.S. state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For further information concerning the data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenues or profits, and other adverse business consequences.”

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, various U.S. states, including California, Virginia and Colorado, have passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside of the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from the United Kingdom (UK) to the United States or other countries. The UK has enacted laws requiring data to be localized or limiting the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the UK to the United States in compliance with law, such as the UK data transfer agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the UK to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

In addition to data privacy and security laws, we are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We may publish privacy policies, marketing materials, and other statements, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflicting among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy or security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As a company based in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;

●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including, without limitation, restrictive regulations such as the EU GDPR and UK GDPR governing the use, processing, and cross-border transfer of personal data;

●	changes in non-U.S. regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment, including the implications of the recent decision of the United Kingdom to withdraw from the European Union;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability increased after Russia invaded Ukraine in February 2022. In response to the invasion, North Atlantic Treaty Organization, or NATO, has deployed additional military forces to Eastern Europe, including to Lithuania, and the United Kingdom, the European Union and the United States implemented certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, the conflict has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital in the future on favorable terms or at all.

Cyber-attacks or other failures in telecommunications or information technology systems and deficiency in our, or those of third parties upon which we rely, cybersecurity could result in information theft, data corruption and significant disruption of our business operations

In the ordinary course of business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability conduct our research and development programs and our clinical trials. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, CROs for managing clinical trial data, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, the liability of such third party may be limited such that any award may be insufficient to cover our damages, or we may be unable to recover any such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	public health crises, such as COVID-19, and other adverse global economic conditions could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

We operate an outsourced model for the manufacture of our product candidates, and contract with GMP licensed pharmaceutical contract development and manufacturing organizations. While we have engaged several third-party vendors to provide clinical and non-clinical supplies and fill-finish services, we do not currently have any agreements with third-party manufacturers for long-term commercial supplies. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

●	reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;

●	limitations on supply availability resulting from capacity and scheduling constraints of third parties;

●	the possible breach of manufacturing agreements by third parties because of factors beyond our control; and

●	the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us.

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

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including as a result of the impacts of new or ongoing public health crises, such as COVID-19, on the global workforce and manufacturing operations, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 31, 2022, our patent portfolio included 4 patent families directed to novel scaffolds and linkers, 12 patent families directed to our platform technology, 75 composition of matter patent families directed to bicyclic peptides and related conjugates, and 12 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2022, our trademark portfolio consisted of 67 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraudulent conduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities; and (4) laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, bribery and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or collaborator misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Further, because of our hybrid work environment, information that is normally protected, including company confidential information, may be less secure. We have adopted a code of conduct and business ethics to which all of our employees must adhere, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.

We have recently expanded our organization significantly and we expect to continue to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have recently experienced significant growth in the number of our employees and the scope of our operations and expect to continue to expand, particularly in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Cambridge, Massachusetts, at which many of our finance, management and administrative personnel work. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through February 23, 2023, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were not a PFIC in the 2022 taxable year. However, no assurances can be provided that we will not be a PFIC for the current or any future taxable year or that we have not been a PFIC in any prior taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure.

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

The United Kingdom research and development tax credit regime has in recent years been, and continues to be, subject to review and amendment. The U.K. Finance Act 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. Additionally, for qualifying research and development expenditure incurred on or after April 1, 2023, under the SME Program, the additional deduction that may be claimed in respect of such expenditure will decrease from 130% to 86%, and the cash rebate rate will decrease from 14.5% to 10%. The U.K. government announced its intention to introduce further restrictions to the U.K. research and development relief programs, refocusing such programs towards innovation in the United Kingdom. On July 21, 2022, draft legislation was published setting out, among other things, details of such proposed restrictions which (if enacted) would, in particular, limit our ability (except in limited circumstances) to make claims under the existing relief programs in respect of accounting periods beginning on or after April 1, 2023 for (i) research and development subcontracted to a third party (and, in the case of the RDEC Program, in respect of contributions made to a qualifying body) where such third party (or qualifying body) performs the work outside of the United Kingdom, and (ii) expenditure incurred on externally provided workers that are not paid through United Kingdom payroll. Most recently, on January 13, 2023, the U.K. government launched a consultation on its proposal to merge the SME Program and the RDEC Program into a single scheme; if such proposal is implemented, it is expected that the SME Program will be discontinued in its current form with effect from April 1, 2024. These and other potential future changes to the U.K. research and development tax relief programs may be made which mean we may no longer qualify or may impact the extent to which we can make claims.

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

The tax treatment of the company is, and our ADSs and ordinary shares are, subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project (including “BEPS 2.0”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares. The Retained EU Law (Revocation and Reform) Bill is currently proceeding through the United Kingdom parliament, or the Bill, which provides for the revocation of EU laws and rights which, notwithstanding Brexit, currently remain effective in the United Kingdom, except where the U.K. government and/or parliament take active steps to preserve the EU law position within United Kingdom law. Certain aspects of the stamp duty and stamp duty reserve tax treatment of our ordinary shares and ADSs are based on EU law which could be affected by this Bill. Accordingly, if this Bill is enacted, and steps are not taken by the U.K. government and/or parliament to preserve the current position, this could, in particular, result in a charge to stamp duty reserve tax on the issuance of new ADSs, at the rate of 1.5% of the issue price, potentially with effect from December 31, 2023, which would represent an additional cost if we seek to raise further capital in this way.

In the United States on August 16, 2022, President Biden signed into law the IRA, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations, as well as a 1% excise tax on share buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174, 15 years for expenditures attributable to research and development conducted outside the United States. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified or deferred, it may materially reduce our cash flows. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

Based on the market value of our ADSs held by non-affiliates as of June 30, 2022, we are a “smaller reporting company” and “non-accelerated filer” on December 31, 2022. A company that determines that it qualifies as a smaller reporting company as of the end of its second fiscal quarter may provide scaled disclosure immediately in its next quarterly report rather than wait until the first quarter of the next year. Specifically, as a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

As a public company and large accelerated filer for the year ended December 31, 2021, we were required to provide management’s attestation on internal controls pursuant to Sarbanes-Oxley Act Section 404 and include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404, we engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which was both costly and challenging. However, as we requalify as a smaller reporting company for the year ended December 31, 2022, while we are still required to provide management’s attestation on internal controls, we are no longer required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.       PROPERTIES.

We occupy approximately 13,500 rentable square feet of office and laboratory space in Cambridge, United Kingdom under a lease that expires in December 2026, and approximately 45,000 rentable square feet of office and laboratory space in Cambridge, United Kingdom under another lease that expires in December 2031, which may be cancelled after December 2026, and may be renewed for 10 years, also cancelable in the fifth year of the extension. We also lease an additional 11,000 rentable square feet of office and laboratory space in Lexington, Massachusetts under a lease that expires in December 2027. In January 2023, we entered into a lease agreement for approximately 23,000 rentable square feet of office and laboratory space in Cambridge, Massachusetts that has a contractual period of approximately three years, which, subject to certain conditions, may be extended for an additional two years at our option. We believe that our office and laboratory spaces are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. We are not currently subject to any material legal proceedings.

European Patent Opposition Proceedings

In May 2017, we and Oxurion NV filed a notice of opposition in respect of Dyax Corp’s European patent 1 854 477, which contained the following claim 1 (among other claims): “A composition comprising at least one peptide that inhibits plasma kallikrein for the use in the treatment of ophthalmic disorders in a patient in need thereof.” Dyax Corp subsequently filed a Main Request to replace the granted claims with a claim scope which was limited to a specific consensus sequence. Oral proceedings were held on October 15, 2019, and the European Patent Office issued a decision to restrict the claims of European patent 1 854 477 to specific peptides and to two specific ophthalmic disorders (namely macular oedema and retinal vein occlusion). Oxurion filed an appeal against this decision at the EPO Technical Board of Appeal to challenge any action from Dyax Corp to broaden the current claims. The hearing of this appeal took place on November 15, 2022. The decision of the EPO Technical Board of Appeal was to revoke European patent 1 854 477. This decision cannot be appealed.

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

In light of the European Patent Office’s findings with respect to Dyax Corp’s patents, we are no longer a party to any active European Patent Opposition proceedings.

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

Holders of Ordinary Shares

As of February 23, 2023, there were approximately 59 holders of record of our ordinary shares and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allows targets to be drugged that have historically been intractable to non-biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, qualities which we believe explain the molecules’ favorable toxicological profile.

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

Our product candidates BT5528, BT8009, and BT1718 are each a Bicycle® Toxin Conjugate, or BTCTM. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT5528, a second-generation BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial and BT8009, a second-generation BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our product candidates BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA, are ongoing. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

On October 7, 2021, we announced interim results from our Phase I clinical trial of BT5528 and preliminary results from our ongoing Phase I clinical trial of BT8009. We observed signs of anti-tumor activity in our clinical trial of BT5528 and established a recommended Phase II dose range. On June 8, 2022, we announced that the first patient had been dosed in the dose expansion cohorts of the Phase I/II study of BT5528 which include urothelial and ovarian cancers, as well as in a basket cohort of other solid tumors, including non-small cell lung cancer, triple-negative breast cancer, head and neck cancer, and esophageal cancer. Enrollment in these cohorts remains ongoing. On September 7, 2022, we announced top-line results from the completed dose escalation portion of the Phase I/II trial of BT5528.

In our ongoing Phase I/II clinical trial of BT8009, we have observed signs of anti-tumor activity. On November 8, 2022, we announced updates from the Phase I/II trial of BT8009, including that the Phase I dose escalation portion of the trial was complete and that the first patient had been dosed in the Phase II expansion cohorts. Results from the completed dose escalation portion of the trial were presented at the 2023 ASCO Genitourinary (GU) Cancers Symposium in February 2023.

On January 4, 2023, we announced that the FDA has granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition.

The Phase IIa portion of a Phase I/IIa clinical trial of BT1718 that is sponsored and fully funded by Cancer Research UK is ongoing. Enrollment in the BT7480 Phase I trial is ongoing and is progressing on schedule during the dose escalation portion of the clinical trial.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our American Depositary Shares, or ADSs, ordinary shares, and convertible preferred shares; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through December 31, 2022, we have received gross proceeds of $564.4 million from the sale of ADSs, ordinary shares and convertible preferred shares, including the proceeds from our initial public offering, follow-on offering and at-the-market, or ATM, offering program; and $135.2 million of cash payments under our collaboration revenue arrangements, including $46.6 million from Ionis, $54.0 million from Genentech, $10.3 million from AstraZeneca, and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $112.7 million, $66.8 million and $51.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $331.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of December 31, 2022, we had cash and cash equivalents of $339.2 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of December 31, 2022, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the

SME Program for the year ended December 31, 2021. For the year ended December 31, 2022, the payable credit claims under the SME Program in excess of £20,000 are subject to a cap of approximately three times the total PAYE and NIC liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total amount claimed. We expect the portion of qualifying research and development expenditures that are subject to the research and development tax credit will decrease in future periods.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. After accounting for our tax credits receivable, we had accumulated tax losses for carry forward in the United Kingdom of $181.8 million and $120.3 million as of December 31, 2022 and 2021, respectively.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Collaboration revenues	$14,463	$11,697	$10,390
Operating expenses:
Research and development	81,609	44,880	33,149
General and administrative	49,507	32,435	29,201
Total operating expenses	131,116	77,315	62,350
Loss from operations	(116,653)	(65,618)	(51,960)
Other income (expense):
Interest income	5,756	120	683
Interest expense	(3,344)	(2,984)	(457)
Total other income (expense), net	2,412	(2,864)	226
Net loss before income tax provision	(114,241)	(68,482)	(51,734)
Benefit from income taxes	(1,524)	(1,663)	(724)
Net loss	$(112,717)	$(66,819)	$(51,010)

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021	Change

	(in thousands)
Collaboration revenues	$14,463	11,697	$2,766
Operating expenses:
Research and development	81,609	44,880	36,729
General and administrative	49,507	32,435	17,072
Total operating expenses	131,116	77,315	53,801
Loss from operations	(116,653)	(65,618)	(51,035)
Other income (expense):
Interest income	5,756	120	5,636
Interest expense	(3,344)	(2,984)	(360)
Total other income (expense), net	2,412	(2,864)	5,276
Net loss before income tax provision	(114,241)	(68,482)	(45,759)
Benefit from income taxes	(1,524)	(1,663)	139
Net loss	$(112,717)	(66,819)	$(45,898)

Collaboration Revenues

Collaboration revenues increased by $2.8 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase of $5.1 million from our collaboration with Ionis entered into in July 2021, offset by a $2.1 million decrease from our collaboration with Genentech due primarily to lower revenue recognized for research services, as well as revenue recognized upon the expiration of material rights in the year ended December 31, 2021 that did not recur in the year ended December 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	December 31,
	2022	2021	Change

	(in thousands)
BT5528 (EphA2)	$10,702	$5,380	$5,322
BT8009 (Nectin‑4)	11,054	7,656	3,398
BT1718 (MT1)	692	760	(68)
Bicycle tumor-targeted immune cell agonists	11,268	6,008	5,260
Other discovery and platform related expense	21,811	15,519	6,292
Employee and contractor related expenses	31,346	17,133	14,213
Share-based compensation	10,394	4,974	5,420
Facility expenses	5,155	1,443	3,712
Research and development incentives and government grants	(20,813)	(13,993)	(6,820)
Total research and development expenses	$81,609	$44,880	$36,729

Research and development expenses increased by $36.7 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase of $20.2 million in direct program spend, primarily associated with increased clinical program expenses for BT5528 and BT8009, Bicycle TICA program development expenses, and increased other discovery and platform-related expenses, including costs of our collaboration agreements, as well as increases of $14.2 million in employee and contractor-related expenses attributable to increased headcount, $5.4 million of incremental share-based compensation expense primarily associated with equity grants issued since the prior year, and $3.7 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021. These increases were offset by $6.8 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs incurred to support that program to date. Through December 31, 2022, we have incurred approximately $30.4 million, $29.8 million, and $15.0 million of direct external expenses for the development of BT5528, BT8009, and BT1718, respectively, since their candidate nominations, and an aggregate of $22.6 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)
Personnel-related costs	$13,948	$9,783	$4,165
Professional and consulting fees	9,836	9,606	230
Other general and administration costs	8,783	6,295	2,488
Share-based compensation	16,385	7,109	9,276
Effect of foreign exchange rates	555	(358)	913
Total general and administrative expenses	$49,507	$32,435	$17,072

General and administrative expenses increased by $17.1 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily due to a $9.3 million increase in share-based compensation expense primarily associated with equity grants issued since the prior year, an increase of $4.2 million in personnel-related costs due to increased headcount, an increase of $2.5 million in other general and administrative costs, including insurance expenses, to support operations as a public company, and an unfavorable impact of $0.9 million due to the effect of foreign exchange rates.

Other Income (Expense), net

Other income (expense), net increased by $5.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase of $5.6 million in interest income related to higher interest rates as well as increases in our cash equivalents held in 30-day deposit accounts offset by an increase of $0.4 million in interest expense related to the borrowings under the Loan Agreement with Hercules.

Liquidity and Capital Resources

Liquidity

From our inception in 2009 through December 31, 2022, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, and convertible preferred shares; proceeds received from upfront payments, payments for research and development services and development milestone payments pursuant to our collaboration agreements, including Ionis, Genentech, AstraZeneca, and Oxurion; and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(86,111)	$(14,794)	$(17,789)
Net cash used in investing activities	(18,987)	(2,030)	(1,200)
Net cash provided by financing activities	6,692	320,725	62,843
Effect of exchange rate changes on cash	(1,120)	(1,211)	19
Net (decrease) increase in cash and cash equivalents	$(99,526)	$302,690	$43,873

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022, was $86.1 million as compared to $14.8 million for the year ended December 31, 2021. The increase in cash used in operations of $71.3 million is primarily due to an increase in net loss of $45.9 million as described in the Results of Operations above, offset by an increase in non-cash expenses, including $14.7 million of share-based compensation expense, $2.3 million of depreciation expense, $3.3 million of deferred income tax benefit, and a decrease in cash flows from changes in our operating assets and liabilities of $39.1 million. The decrease in cash flows from changes in our operating assets and liabilities was primarily driven by decreases resulting from changes in deferred revenue of $39.3 million due to the Ionis collaboration upfront payment received in the third quarter of 2021 and the Genentech Expansion Option payment received in the fourth quarter of 2021, research and development incentives receivable of $7.8 million, and accounts receivable of $6.2 million, offset by increases resulting from changes in accrued expenses and other liabilities of $11.1 million, accounts payable of $1.4 million, and prepaid expenses and other assets of $1.0 million.

Investing Activities

During the years ended December 31, 2022 and 2021, we used $19.0 million and $2.0 million, respectively, of cash in investing activities. The increase for the year ended December 31, 2022 as compared to the year ended December

31, 2021 is associated with purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment related to our U.K. lease entered into in December 2021.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $6.7 million, primarily consisting of net proceeds from the exercise of share options of $1.0 million and net proceeds from our ATM program of $5.7 million.

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

Loan Agreement

Our Loan Agreement, as amended from time to time, with Hercules as agent, consists of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which are available through December 31, 2024, but have not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. The interest-only period ends on April 1, 2025. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1.5% prior to December 31, 2023. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, as well as customary events of default. For additional information on the Loan Agreement, see Note 6. Long-term debt, to our consolidated financial statements.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of BT5528, BT8009, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;

●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

In addition, the following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and continencies of our consolidated financial statements.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments (1)	$16,039	$3,972	$8,010	$4,057
Debt obligations (2)	38,037	2,519	35,518	—
Total	$54,076	$6,491	$43,528	$4,057
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have two office and laboratory leases in Cambridge, U.K. under operating leases with lease terms through December 2026. We lease office and laboratory space in Lexington, Massachusetts under an operating lease that expires in December 2027.
(2)	Amounts in the table reflect the contractually required principal, interest and the final payments under the Loan Agreement with Hercules as of December 31, 2022.

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

Our arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, in November 2020, we entered into a settlement and license agreement with Pepscan Systems B.V. regarding our use of Pepscan’s CLIPS peptide technology, which agreement provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table above since these obligations are contingent upon future events. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones.

As of December 31, 2022, we had cash and cash equivalents of $339.2 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report.

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

●	our ability to raise capital in light of the impacts of the unfavorable global economic and political conditions;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our collaborations with Ionis, Genentech, DDF, AstraZeneca, Oxurion and other partners;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

Both the ongoing COVID-19 pandemic and the evolving conflict between Russia and Ukraine have resulted in significant disruptions to global financial markets and contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the global geopolitical tension as a result of the ongoing conflict between Russia and Ukraine, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Collaboration Revenues

Our revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using our bicyclic peptide screening platform with the goal of identifying compounds for further development and commercialization, (ii) the transfer of intellectual property rights (licenses), or (iii) options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees.

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

We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

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

Licenses of Intellectual Property: If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from the portion of the transaction price that is allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, such as research and development services and a research license, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

Research and Development Services: The promises under our collaboration agreements may include research and development services to be performed by us on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts.

Customer Options: A customer’s rights to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If we are not presently obligated to provide, and do not have a right to consideration for delivering additional goods or services, the item is considered an option. We evaluate customer options to obtain additional items (i.e., additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. As of December 31, 2022, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2022, we had cash and cash equivalents of $339.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and a 30-day term deposit. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of December 31, 2022. Our outstanding indebtedness with Hercules bears interest at an annual rate equal to the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. As of December 31, 2022, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange loss of $0.6 million for the year ended December 31, 2022, and foreign exchange gains of $0.4 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

For financial reporting purposes, our consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity (deficit) amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss).

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only Management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” in our Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.6+	Amended and Restated Bicycle Therapeutics plc 2020 Equity Incentive Plan and forms of award thereunder.

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

10.11+

Amendment to Amended and Restated Employment Agreement, dated January 6, 2022, by and between BicycleTx Ltd. and Michael Skynner, Ph.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

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

10.17+

Service Agreement, dated January 5, 2022, by and between BicycleTx Ltd. and Alistair Milnes (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

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

10.20+	Non-employee Director Compensation Policy, as amended as of December 8, 2022.

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

10.23††

First Amendment to the Discovery Collaboration and License Agreement, dated November 5, 2021, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 4, 2022).

10.24††

Second Amendment to the Discovery Collaboration and License Agreement, dated June 27, 2022, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 4, 2022).

Number	Description

10.25††	Third Amendment to the Discovery Collaboration and License Agreement, dated October 26, 2022, by and between Genentech, Inc. and BicycleTx Limited.

10.26††

Collaboration and License Agreement, dated as of July 9, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

10.27††

Amendment No. 1 to Collaboration and License Agreement, dated December 17, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

10.28††

Amendment No. 2 to Collaboration and License Agreement, dated August 1, 2022, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 3, 2022).

10.29

Share Purchase Agreement, dated as of July 9, 2021, between Bicycle Therapeutics plc and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

Number	Description

10.30††

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

10.31††

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

10.32

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

10.33

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

10.34

Second Amendment to Loan and Security Agreement, dated as of July 15, 2022, by and among Bicycle Therapeutics plc and each of its Subsidiaries, the Lenders, and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on July 15, 2022).

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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
Bicycle Therapeutics plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bicycle Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2022 and December 31, 2021, and the related Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

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

Revenue recognition - Accounting treatment for the exercise of an Expansion Option under the Genentech Collaboration Agreement

As disclosed in Note 9 to the consolidated financial statements, on February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement, as amended from time to time (as amended, the “Genentech Collaboration Agreement”) with Genentech, Inc. (“Genentech”).  For the years ended December 31, 2022 and 2021, the

Company recognized revenue of $3.6 million and $5.7 million, respectively, and as of December 31, 2022 and 2021, the Company recorded deferred revenue of $39.3 million and $34.4 million, respectively, in connection with the Genentech Collaboration Agreement. In June 2022, Genentech exercised the second Expansion Option to add an additional Genentech Collaboration Program, which triggered a $10.0 million payment to the Company under the Genentech Collaboration Agreement. The Company exercised judgment and concluded that the exercise of the second Expansion Option is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, and as such, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement.

The principal considerations for our determination that performing procedures relating to the accounting for the exercise of this Expansion Option under the Genentech Collaboration Agreement as a critical audit matter is i) the significant judgment exercised by management in evaluating the accounting treatment for the exercise of the Expansion Option as a continuation of the existing contract and in allocating the arrangement consideration to the separate performance obligations on the same basis as the initial allocation and ii) the high degree of auditor judgment and audit effort in performing procedures, as well as complexity in evaluating the audit evidence related to management’s judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. These procedures included, among others, i) evaluating management’s assessment of the appropriate accounting treatment for the exercise of the Expansion Option under the Genentech Collaboration Agreement; and ii) testing the completeness, accuracy, and relevance of the data used by management in determining the accounting for such exercise including the information extracted from the original collaboration agreement.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

February 28, 2023

We have served as the Company’s auditor since 2010.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$339,154	$438,680
Accounts receivable	2,045	1,000
Prepaid expenses and other current assets	9,022	7,965
Research and development incentives receivable	19,162	10,910
Total current assets	369,383	458,555
Property and equipment, net	19,110	3,123
Operating lease right-of-use assets	13,658	14,666
Other assets	8,458	3,448
Total assets	$410,609	$479,792
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,472	$2,721
Accrued expenses and other current liabilities	26,452	14,244
Deferred revenue, current portion	20,418	19,273
Total current liabilities	53,342	36,238
Long-term debt, net of discount	30,315	29,873
Operating lease liabilities, net of current portion	10,885	12,081
Deferred revenue, net of current portion	41,455	52,067
Other long‑term liabilities	3,829	3,279
Total liabilities	139,826	133,538
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 57,820,181 and 55,295,420 shares authorized at December 31, 2022 and December 31, 2021, respectively; 29,873,893 and 29,579,364 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	387	384
Additional paid-in capital	601,105	567,637
Accumulated other comprehensive income (loss)	387	(3,388)
Accumulated deficit	(331,096)	(218,379)
Total shareholders’ equity	270,783	346,254
Total liabilities and shareholders’ equity	$410,609	$479,792

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021	2020
Collaboration revenues	$14,463	$11,697	$10,390
Operating expenses:
Research and development	81,609	44,880	33,149
General and administrative	49,507	32,435	29,201
Total operating expenses	131,116	77,315	62,350
Loss from operations	(116,653)	(65,618)	(51,960)
Other income (expense):
Interest income	5,756	120	683
Interest expense	(3,344)	(2,984)	(457)
Total other income (expense), net	2,412	(2,864)	226
Net loss before income tax provision	(114,241)	(68,482)	(51,734)
Benefit from income taxes	(1,524)	(1,663)	(724)
Net loss	$(112,717)	$(66,819)	$(51,010)
Net loss per share, basic and diluted	$(3.80)	$(2.67)	$(2.66)
Weighted average ordinary shares outstanding, basic and diluted	29,660,659	25,061,734	19,145,938

Comprehensives loss:
Net loss	$(112,717)	$(66,819)	$(51,010)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,775	(195)	(1,658)
Total comprehensive loss	$(108,942)	$(67,014)	$(52,668)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	17,993,701	$227	$195,056	$(1,535)	$(100,550)	$93,198
Issuance of ordinary shares upon exercise of warrants	92,885	1	—	—	—	1
Issuance of ADSs upon exercise of share options	79,158	1	270	—	—	271
Issuance of ADSs, net of commissions and offering expenses of $1.9 million	2,928,813	37	48,107	—	—	48,144
Share-based compensation expense	—	—	6,514	—	—	6,514
Foreign currency translation adjustment	—	—	—	(1,658)	—	(1,658)
Net loss	—	—	—	—	(51,010)	(51,010)
Balance at December 31, 2020	21,094,557	266	249,947	(3,193)	(151,560)	95,460
Issuance of ADSs upon exercise of share options	703,786	10	7,173	—	—	7,183
Issuance of ADSs, net of commissions and offering expenses of $16.1 million	7,498,536	104	290,880	—	—	290,984
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	282,485	4	7,554	—	—	7,558
Share-based compensation expense	—	—	12,083	—	—	12,083
Foreign currency translation adjustment	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(66,819)	(66,819)
Balance at December 31, 2021	29,579,364	384	567,637	(3,388)	(218,379)	346,254
Issuance of ADSs upon exercise of share options	78,074	1	988	—	—	989
Issuance of ADSs, net of commissions and offering expenses of $0.2 million	181,455	2	5,701	—	—	5,703
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	26,779	—	—	26,779
Foreign currency translation adjustment	—	—	—	3,775	—	3,775
Net loss	—	—	—	—	(112,717)	(112,717)
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(112,717)	$(66,819)	$(51,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	26,779	12,083	6,514
Depreciation and amortization	3,689	1,409	1,277
Non-cash interest	442	468	78
Deferred income tax benefit	(4,976)	(1,668)	(673)
Changes in operating assets and liabilities:
Accounts receivable	(1,641)	4,543	(2,149)
Research and development incentives receivable	(9,707)	(1,866)	(1,786)
Prepaid expenses and other assets	(2,020)	(2,974)	502
Operating lease right‑of‑use assets	2,698	404	771
Accounts payable	2,561	1,196	(663)
Accrued expenses and other current liabilities	12,362	1,185	4,832
Operating lease liabilities	(2,114)	(582)	(621)
Deferred revenue	(2,135)	37,117	24,622
Other long-term liabilities	668	710	517
Net cash used in operating activities	(86,111)	(14,794)	(17,789)
Cash used in investing activities:
Purchases of property and equipment	(18,987)	(2,030)	(1,200)
Net cash used in investing activities	(18,987)	(2,030)	(1,200)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	5,703	290,984	48,144
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	—	7,558	—
Proceeds from the exercise of share options and sale of ordinary shares	989	7,183	271
Proceeds from the exercise of warrants	—	—	1
Proceeds from issuance of debt	—	15,000	15,000
Payments of debt issuance costs	—	—	(573)
Net cash provided by financing activities	6,692	320,725	62,843
Effect of exchange rate changes on cash and cash equivalents	(1,120)	(1,211)	19
Net (decrease) increase in cash and cash equivalents	(99,526)	302,690	43,873
Cash and cash equivalents at beginning of period	438,680	135,990	92,117
Cash and cash equivalents at end of period	$339,154	$438,680	$135,990
Supplemental disclosure of cash flow information
Cash paid for interest	$2,793	$2,515	$378
Cash paid for income taxes	$2,228	$73	$124
Cash paid for amounts included in the measurement of operating lease liabilities	$3,154	$911	$961
Purchases of property and equipment included in accounts payable and accrued expenses	$1,564	$324	$109
Advance billings on deferred revenue included in accounts receivable	$—	$—	$3,000
Non-cash impact right-of-use asset and operating lease liabilities	$3,120	$13,846	$—

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has reclassified the deferred income tax benefit within its consolidated statements of cash flows in prior periods to conform to current period presentation.

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of $339.2 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares and American Depositary Shares (“ADSs”), including in its initial public offering (“IPO”) completed in May 2019 and follow-on offering completed in October 2021 (Note 7), offerings pursuant to its at-the-market offering program (“ATM”) program, prior to its IPO convertible preferred shares, proceeds received from its collaboration arrangements (Note 9) and proceeds from the Loan Agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $112.7 million for the year ended December 31, 2022, $66.8 million for the year ended December 31, 2021 and $51.0 million for the year ended December 31, 2020. As of December 31, 2022, the Company had an accumulated deficit of $331.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these annual consolidated financial statements.

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

Foreign currency and currency translation

The reporting currency of the Company is the U.S. Dollar (“USD”). The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling, and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc., is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange loss of $0.6 million for the year ended December 31, 2022, and foreign exchange gains of $0.4 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

The Company translates the assets and liabilities of its non-U.S. subsidiaries into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss.

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

As of December 31, 2022 and 2021, accounts receivable consists of amounts due under the Company’s collaboration agreements with Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”) for which the Company does not obtain collateral. For the years ended December 31, 2022, 2021, and 2020, the Company’s revenue has primarily been generated from collaboration agreements with Ionis, Genentech, AstraZeneca AB (“AstraZeneca”), and Oxurion (Note 9).

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash equivalents of $276.1 million and $100.0 million at December 31, 2022 and 2021, respectively.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of December 31, 2022 and 2021.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Laboratory equipment	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life
Computer equipment and software	3 years
Furniture and office equipment	3 to 5 years

Costs for property and equipment not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. To date, there have been no significant asset retirements. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Fair value measurements

Certain of the Company’s assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The carrying values of accounts receivable, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of December 31, 2022 and 2021, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of December 31, 2022 and 2021, there were no assets or liabilities measured at fair value on a recurring basis.

Debt issuance costs

Debt issuance costs consist of certain third-party legal expenses and payments made to secure commitments under certain debt financing arrangements. These amounts are recognized as interest expense over the period of the financing arrangement.

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

Leases

Leases are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). The Company determines if an arrangement is a lease at inception. Assets and liabilities related to operating leases are included in operating lease right of use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheet. The Company has not entered into any finance leases.

ROU assets represent the Company’s right to use and control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The ROU asset also includes lease payments made before the lease commencement date and excludes any lease incentives. The Company identifies and assesses the following significant assumptions in recognizing the ROUA assets and corresponding lease liabilities:

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, periods covered by an option to extend the lease when it is reasonably certain that the Company will exercise the extension option, or cancelable option periods when it is reasonably certain that the Company would not exercise such cancelation option.
●	Incremental borrowing rate – As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimates the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third-party quotations.
●	Lease and non-lease components – The components of a lease shall be split into three categories, if applicable: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must then be allocated based on fair values to the lease components and non-lease components. The Company’s facilities operating leases may have both lease components and non-lease components for which the Company has elected to apply the practical expedient to account for each lease component and related non-lease component as one single component. The lease component results in a ROU asset being recorded on the balance sheet.

Lease expense for lease payments is considered operating lease cost and is recognized on a straight-line basis over the lease term. Variable payments for other operating costs, which may be billed based on both usage and as a percentage of the Company’s share of total square footage, are considered variable lease cost and are recognized in the period in which the costs are incurred. Operating and variable lease cost are recorded as a component of research and development expenses and general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Revenue recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using the Company’s bicyclic peptide screening platform with the goal of identifying compounds for further development and commercialization, (ii) the transfer of intellectual property rights (licenses), or (iii) options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees.

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

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments.

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

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. The promised goods or services in the Company’s contracts with customers primarily consist of license rights to the Company’s intellectual property, research and development services, options to acquire additional research and development services, and options to obtain additional licenses, such as a commercialization license for a potential product candidate. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources, and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the collaboration partner to develop the intellectual property on their own and whether the required expertise is readily available. In addition, the Company considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises.

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

After the transaction price is determined, it is allocated to the identified performance obligations based on the estimated standalone selling price. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction, probabilities of technical and regulatory success and the estimated costs. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an input method.

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, the Company recognizes revenue from portion of the transaction price allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, such as research and development services and a research license, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement.

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

For a complete discussion of accounting for collaboration revenues, see Note 9, “Significant agreements.”

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company recognizes government grant funding in the consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred, and accrued but unpaid grant income is included in other current assets. The Company analyzes each arrangement on a case-by-case basis, and income is recognized when the Company concludes that it has reasonable assurance that it will comply with the conditions attached to the grant and the expenses have been incurred. There are no significant performance criteria other than to maintain satisfactory progress on the specified project, and there are no significant acceptance or recapture provisions associated with the government grants for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.5 million, $3.0 million, and $0.7 million, respectively, as a reduction of research and development expense related to government grant arrangements. As of December 31, 2022, the Company has approximately $1.1 million of government grant funding remaining for future cost reimbursement through February of 2024.

Research and development costs

Research and development costs are expensed as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, travel, facilities costs, depreciation, materials and laboratory supplies, and external costs of outside vendors engaged to conduct preclinical development and clinical development activities, as well as to manufacture clinical trial materials. Facilities costs primarily include the allocation of rent and utilities.

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

Research and development incentives and receivable

The Company, through its subsidiaries in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred by the Company’s subsidiaries in the United Kingdom for a tax credit of up to 14.5% of the surrenderable losses, subject to certain limitations.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $19.3 million, $10.8 million and $8.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

For share-based awards granted to non-employee consultants, the measurement date is the date of grant. The compensation expense is then recognized over the requisite service period, which is the vesting period of the respective award, without subsequent changes in the fair value of the award.

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

Previously, due to a lack of company-specific historical volatility data, the Company’s expected volatility was calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility was calculated based on a period of time commensurate with the assumption used for the expected term. During 2022, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its share-based awards. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on ordinary shares.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll or service costs are classified.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation as a component of other comprehensive loss in the consolidated statements of operations and comprehensive loss.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of ASC Topic 450, Contingencies. The Company expenses costs as incurred in relation to such legal proceedings as general and administrative expense within the consolidated statements of operations and comprehensive loss.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires additional disclosures regarding the nature and terms of government assistance. ASU No. 2021-10 was effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material impact on the Company’s consolidated financial statements.

3. Fair value of financial assets and liabilities

At December 31, 2022 and 2021, the Company had cash equivalents of $276.1 million and $100.0 million, respectively, consisting of a 30-day term deposit, which is considered a Level 1 asset.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$14,872	$6,746
Leasehold improvements	10,736	809
Computer equipment and software	441	143
Furniture and office equipment	924	225
	26,973	7,923
Less: Accumulated depreciation and amortization	(7,863)	(4,800)
	$19,110	$3,123

As of December 31, 2022, approximately $2.3 million of laboratory equipment was not yet placed in service. Depreciation expense was $3.7 million, $1.4 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$9,928	$6,429
Accrued external research and development expenses	10,859	3,980
Accrued professional fees	1,068	882
Current portion of operating lease liabilities	3,125	2,383
Other	1,472	570
	$26,452	$14,244

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

During 2020 and 2021, borrowings under the Loan Agreement bore interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus The Wall Street Journal prime rate. On July 15, 2022, the Borrowers entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment to LSA”) with Hercules. Pursuant to the Second Amendment to LSA, the rate at which the borrowings under the Loan Agreement bear interest was decreased and capped. Under the Second Amendment, interest is paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. In addition, among other amendments, the Second Amendment extended the interest-only period to April 1, 2025, extended the Maturity Date to July 1, 2025, and provided the Borrowers, at their request, the potential for additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount of up to $45.0 million, and as such the aggregate maximum borrowings under the Loan Agreement increased to $75.0 million.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA and the Second Amendment to LSA and concluded that these amendments represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with the term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at December 31, 2022.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the years ended December 31, 2022, 2021 and 2020 was $3.2 million, $2.9 million and $0.4 million, respectively.

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Term loan payable	$30,000	$30,000
End of term charge	682	376
Unamortized debt issuance costs	(367)	(503)
Carrying value of term loan	$30,315	$29,873

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	31,500
Total	$31,500

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

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of December 31, 2022 and 2021, the Company had not declared any dividends.

As of December 31, 2022 and 2021, the Company’s authorized capital share consisted of 57,820,181 and 55,295,420 ordinary shares, respectively, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options, and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. During the year ended December 31, 2022, the Company issued and sold 181,455 ADSs, representing the same number of ordinary shares for gross proceeds of $5.9 million, resulting in net proceeds of $5.7 million after deducting sales commissions and offering expenses of $0.2 million. During the year ended December 31, 2021, the Company issued and sold 3,771,684 ADSs, representing the same number of ordinary shares for gross proceeds of $105.8 million, resulting in net proceeds of $102.6 million after deducting sales commissions and offering expenses of $3.2 million. During the year ended December 31, 2020, the Company issued and sold 2,928,813 ADSs, representing the same number of ordinary shares for gross proceeds of $50.0 million, resulting in net proceeds of $48.1 million after deducting sales commissions and offering expenses of $1.9 million.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this evergreen provision, on January 1, 2022, the number of shares reserved for issuance under the 2020 Plan was increased by 1,478,968 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of December 31, 2022, there were 1,082,274 shares available for issuance under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan was increased by 1,493,694 shares effective January 1, 2023.

Share options issued under the 2020 Share Option Plan have a 10-year contractual life, and generally vest over either a three-year service period for non-employee directors, or a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest immediately upon grant.

In 2022, the Company granted RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees generally vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vesting in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors vest immediately upon grant.

As of December 31, 2022, there were options to purchase 3,172,533 shares and RSUs for 187,725 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of December 31, 2022, there were 2,133,437 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

Share options previously issued under the 2019 Plan have a 10-year contractual life, and generally either vest monthly over a three-year service period, or over a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments. Certain awards granted to the Company’s non-employee directors were fully vested on the date of grant. The exercise price of share options issued under the 2019 Plan is not less than the fair value of ordinary shares as of the date of grant.

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. As of December 31, 2022, the total number of shares available for issuance under the ESPP was 901,675 shares. The number of shares reserved for issuance under the ESPP was increased by 298,738 shares effective January 1, 2023. As of December 31, 2022, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Research and development expenses	$10,394	$4,974	$2,603
General and administrative expenses	16,385	7,109	3,911
	$26,779	$12,083	$6,514

Share options

The following table summarizes the Company’s option activity since December 31, 2021:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,603,486	$14.97	8.13	$207,009
Granted	1,548,167	44.83	—	—
Exercised	(78,074)	12.67	—	—
Forfeited	(174,691)	27.92	—	—
Outstanding as of December 31, 2022	5,898,888	$22.45	7.64	$71,002
Vested and expected to vest as of December 31, 2022	5,898,888	$22.45	7.64	$71,002
Options exercisable as of December 31, 2022	3,352,315	$13.93	6.87	$55,749

The weighted average grant-date fair value of share options granted during the years ended December 31, 2022, 2021 and 2020 was $31.45 per share, $15.66 per share and $7.87 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $22.0 million and $1.3 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded share-based compensation expense for share options granted of $21.9 million, $12.1 million and $6.5 million, respectively. Expense for non-employee consultants for each of the years ended December 31, 2022, 2021 and 2020, was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2022	2021	2020
Risk-free interest rate	2.2%	0.6%	1.3%
Expected volatility	82.5%	79.8%	74.8%
Expected dividend yield	—	—	—
Expected term (in years)	6.02	5.98	5.98

As of December 31, 2022, total unrecognized compensation expense related to the unvested employee and director share options was $50.1 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	222,725	60.86
Vested	(35,000)	60.86
Unvested at December 31, 2022	187,725	$60.86

The fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $2.1 million, zero and zero, respectively.

Total share-based compensation expense for RSUs granted for the years ended December 31, 2022, 2021 and 2022 was $4.9 million, zero and zero, respectively. As of December 31, 2022, the total unrecognized compensation expense related to unvested RSUs was $8.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

9. Significant agreements

For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue for its collaborations with Ionis, Genentech, DDF, AstraZeneca, and Oxurion. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Collaboration revenues
Ionis	$9,347	$4,242	$—
Genentech	3,565	5,660	4,896
Dementia Discovery Fund	386	391	436
AstraZeneca	1,165	1,404	2,696
Oxurion	—	—	2,362
Total collaboration revenues	$14,463	$11,697	$10,390

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

In December 2021, the Company and Ionis entered into an amendment to the Ionis Collaboration Agreement (the “Ionis Amendment”). Ionis paid the Company $1.6 million and the Company agreed to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. The Company performed the additional research services for an initial six-month period, which was extended in August 2022 for an additional three months, in exchange for consideration of $0.8 million. In October 2022, Ionis exercised an option it had for the Company to perform additional research services for an additional six months in exchange for the remaining consideration of $0.8 million.

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

Pursuant to the terms of the Ionis Share Purchase Agreement, Ionis agreed that until January 9, 2023, it would not, without our prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of our outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving us, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us. The Share Purchase Agreement also provided that, subject to limited exceptions, Ionis could not sell any of the Ionis Shares until July 2022.

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

The Company’s participation in the JSC was deemed immaterial in the context of the contract. The Company has concluded that the exclusive license to research, develop, manufacture and commercialize products is not distinct from the research and discovery services as Ionis cannot obtain the intended benefit of the license without the Company performing the agreed upon research and discovery services, including the optimization of such TfR1 Bicycles. The services incorporate proprietary technology, unique skills and specialized expertise to optimize Bicycles that are not available in the marketplace. As a result, the exclusive license to research, develop, manufacture and commercialize products has been combined with the research and discovery activities into a single performance obligation. The Company concluded that the low-single-digit million dollar payments upon acceptance of an IND (and payment to extend the exclusive license to research, develop, manufacture and commercialize a product candidate for certain specific collaboration targets if Ionis fails to achieve specified development diligence milestone deadlines) is a customer option, as Ionis has the contractual right to choose to make the payment in exchange for the continued exclusive right to research, develop, manufacture and commercialize the product candidate, and the Company is not presently obligated to provide, and does not have a right to consideration, for the additional goods or services prior to Ionis’s exercise of the option. In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering into the Ionis Collaboration Agreement.

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

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company recognized the $0.8 million associated with the services in the initial six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. As the option to perform additional research services for an additional six months does not contain a material right, the Company accounted for Ionis’ exercise of the option in October 2022 as a separate contract. The Company is recognizing the $0.8 million associated with the services for the additional six-month period as revenue as the underlying services are performed using a proportional performance model over the period of service using input based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $9.3 million, $4.2 million and no revenue, respectively, and as of December 31, 2022 and 2021, the Company recorded deferred revenue of $21.5 million and $34.1 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendment, and Ionis Evaluation and Option Agreement.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement, as amended from time to time (as amended, the “Genentech Collaboration Agreement”), with Genentech. The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets suitable for Genentech to advance into further development and commercialization.

Under the terms of the Genentech Collaboration Agreement, the Company received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycles as a targeting element for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech also had the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”) as additional Genentech Collaboration Programs, which may also include an additional Targeting Arm for each Expansion Option. Genentech exercised the Expansion Options in October 2021 and June 2022, respectively. Genentech paid to the Company an expansion fee of $10.0 million for each Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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
$33,000

The Company is recognizing revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the remaining material rights will be exercised or expire within approximately four years from contract execution.

In October 2021, Genentech exercised the first Expansion Option to add an additional Genentech Collaboration Program (Genentech Collaboration Program #3) and paid to the Company an expansion fee of $10.0 million in November 2021. Genentech also elected for Bicycle to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company exercised judgment and concluded that the exercise of the first Expansion Option and the option to a specified Targeting Arm is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, as such, the additional arrangement consideration of $11.0 million received upon the option exercises together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. The Company is recognizing $8.4 million allocated to Genentech Collaboration Program #3 and Targeting Arm services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material right associated with an LSR Go Option for Collaboration Program #3 of $7.4 million and limited substitution material rights of $0.7 million are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained, as a result of the uncertainty regarding whether any of the milestones will be achieved.

In June 2022, Genentech exercised the second Expansion Option to add an additional Genentech Collaboration Program (“Genentech Collaboration Program #4”), which triggered a $10.0 million payment to the Company under the Genentech Collaboration Agreement. The Company exercised judgment and concluded that the exercise of the second Expansion Option is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract, and as such, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the amount originally allocated to the Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the Expansion Option. The arrangement consideration was allocated to the separate performance obligations on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company will recognize $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amounts allocated to the material right associated with an LSR Go Option for Genentech Collaboration Target #4 of $7.4 million, limited substitution material rights of $0.7 million, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration Program #4 of $0.1 million, were recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of the respective option. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $3.6 million, $5.7 million and $4.9 million, respectively, and as of December 31, 2022 and 2021, the Company recorded deferred revenue of $39.3 million and $34.4 million, respectively, in connection with the Genentech Collaboration Agreement.

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

The Company received an upfront payment of $1.1 million in May 2019. The DDF arrangement provided the Company could receive up to an additional $0.7 million, of which $0.6 million has been received as of December 31, 2022, upon achievement of certain milestones such as the identification of lead Bicycle candidates with a certain affinity, which would be used to fund additional research and development services including lead optimization.

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

Accounting Analysis

The Company identified a single performance obligation associated with the performance of research and development services under the DDF Research Plan. The Company concluded that the Company’s participation in the Research Advisory Panel and the DDF Option are immaterial in the context of the contract, and that neither the DDF Option nor the option for NewCo to obtain additional peptide screening and optimization services contain a material right. The total transaction price was initially determined to be $1.1 million, consisting of the upfront payment for research and development funding. The Company may receive additional milestone payments during the DDF Research Plan, as well as for research and development services for additional targets following the exercise of DDF Option. These variable amounts are excluded from the transaction price as they relate to fees that can only be achieved subsequent to the exercise of an option, and therefore are treated as separate contracts. The transaction price was allocated to the single performance obligation of research and development services. The Company is recognizing revenue as the underlying services are performed using a proportional performance model, over the period of service using input-based measurements of total costs, including total full-time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation.

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

For the each of the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.4 million revenue. The Company recorded deferred revenue of zero and $0.4 million for the years ended December 31, 2022 and 2021, respectively, related to its collaboration with DDF.

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

Accounting Analysis

Upon the execution of the Additional Four Target Option, the Company identified the following five performance obligations: (i) Research license and the related research and development services during the Bicycle Research Term for the third target (the “Target Three Research License and Related Services”); (ii) Material right associated with the development and exploitation license option for the third target (“Target Three Material Right”); (iii) Material right associated with the research services option, including the underlying development and exploitation license option for the fourth target (“Target Four Material Right”); (iv) Material right associated with the research services option, including the underlying development and exploitation license option for the fifth target (“Target Five Material Right”); and (v) Material right associated with the research services option, including the underlying development and exploitation license option for the sixth target (“Target Six Material Right”).

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

The total transaction price was initially determined to be $5.7 million, consisting of the $5.0 million option exercise fee and research and development funding of an estimated $0.7 million determined using the most likely amount method. The research and development funding was provided based on the costs incurred to conduct the research and development services. Additional consideration to be paid to the Company upon the exercise of the license options by AstraZeneca or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the license option exercise or are outside of the initial contract term.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for each Research License and Related Services obligation was primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees AstraZeneca would pay to exercise the license options, the estimated value of the license options using comparable transactions, and the probability that (i) AstraZeneca would opt into the target development, and (ii) the license options would be exercised by AstraZeneca. Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Target Three Research License and Related Services	$650
Target 3 Material Right	1,504
Target 4 Material Right	1,204
Target 5 Material Right	1,165
Target 6 Material Right	1,127
$5,650

In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent time expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In October 2020, August 2021 and June 2022, AstraZeneca terminated the collaboration activities related to the third, sixth and fifth targets, respectively, and the deferred revenue related to the associated material rights was recognized. In January 2022, AstraZeneca elected to extend the Research Term for the fourth target by 12 months. As of December 31, 2022, the fourth target research program was in the AZ Research Term.

For the years ended December 31, 2022, 2021 and 2020 the Company recognized $1.2 million, $1.4 million, and $2.7 million, respectively, of revenue related to the AstraZeneca Collaboration Agreement. As of December 31, 2022 and 2021, the Company recorded $1.1 million and $2.4 million of deferred revenue, respectively, in connection with Additional Four Target Option.

Oxurion Collaboration Agreement

In August 2013, the Company entered into a Research Collaboration and License Agreement (the “Oxurion Collaboration Agreement”) with Oxurion. Under the Oxurion Collaboration Agreement, the Company was responsible for identifying Bicycle peptides related to the collaboration target, plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by the Company. Under the Oxurion Collaboration Agreement, the Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Company is eligible to receive up to €8.3 million upon the achievement of specified research, development, regulatory and commercial events and research and development milestones, of which €3.8 million has been received as of December 31, 2022. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g., €5 million for granting first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

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

The Company recognized no collaboration revenue during each of the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company achieved a milestone related to the initiation of a Phase II clinical trial and $2.4 million was recognized as revenue, as there are no remaining performance obligations associated with the Oxurion Collaboration Agreement. No other future development or regulatory milestones have been included in the transaction price, as none are considered probable at December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company recorded no deferred revenue related to its collaboration with Oxurion.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$99	$(9,347)	$(3,378)	$21,489
Genentech collaboration deferred revenue	34,436	12,000	(3,565)	(3,563)	39,308
DDF collaboration deferred revenue	428	—	(386)	(42)	—
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(120)	1,076
Total deferred revenue	$71,340	$12,099	$(14,463)	$(7,103)	$61,873

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2021	Additions	Deductions	Rates	2021
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$3,000	$36,002	$(4,242)	$(645)	$34,115
Genentech collaboration deferred revenue	27,579	13,000	(5,660)	(483)	34,436
DDF collaboration deferred revenue	821	—	(391)	(2)	428
AstraZeneca collaboration deferred revenue	3,756	54	(1,404)	(45)	2,361
Total deferred revenue	$35,156	$49,056	$(11,697)	$(1,175)	$71,340

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at December 31, 2022 or 2021.

The Ionis deferred revenue balance at December 31, 2022 includes $3.4 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at December 31, 2022 includes $27.3 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of December 31, 2022 includes $1.1 million allocated to the Target 4 Material Right, which will commence revenue recognition when the respective option is exercised at the end of AZ Research Term or when the option expires.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$12,358	$9,652	$6,326
Revenue recognized based on expiration of material rights	1,433	1,876	1,702
Revenue recognized based on changes in transaction price	672	169	—
Total	$14,463	$11,697	$8,028

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, as of December 31, 2022 and 2021, the Company recorded a liability of $3.6 million and $3.3 million, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. The liability is recorded as incremental research and development expense in the consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of and for the year ended December 31, 2022.

10. Income taxes

The components of net loss before income tax provision are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
United Kingdom	$(116,275)	$(69,546)	$(52,521)
United States	2,034	1,064	787
Total	$(114,241)	$(68,482)	$(51,734)

The components of the benefit for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Current income tax provision (benefit)
Federal	$2,048	$(2)	$(24)
State	1,404	7	(27)
Total current income tax provision (benefit)	3,452	5	(51)
Deferred income tax (benefit) provision
Federal	(4,111)	(1,236)	(435)
State	(865)	(432)	(238)
Total deferred income tax (benefit)	(4,976)	(1,668)	(673)
Total benefit from income taxes	$(1,524)	$(1,663)	$(724)

A reconciliation of the benefit for income taxes computed at the statutory income tax rate to the benefit for income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31,
	2022	2021	2020
Benefit for income taxes at statutory rate	19%	19%	19%
(Decreases) increases resulting from:
Federal tax credits	0.3%	0.6%	0.9%
Change in valuation allowance	(16.8)%	(27.0)%	(15.4)%
Net losses surrendered for research credit	(6.5)%	(5.9)%	(6.2)%
Impact of statutory rate change	11.3%	12.1%	1.8%
Impact of foreign exchange rates	(9.9)%	—%	1.3%
Other	3.9%	3.6%	—%
Effective income tax rate	1.3%	2.4%	1.4%

Significant components of the Company’s current and deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Operating loss carryforwards	$45,452	$30,536
Research credit carryforwards	—	1,862
Operating lease liability	3,566	3,626
Share-based compensation	9,842	4,406
Capitalized research and development expenses	5,168	—
Accrued expenses and other	2,318	1,496
Total deferred tax assets	66,346	41,926
Deferred tax liabilities:
Operating lease right-of-use asset	(3,474)	(3,665)
Depreciation & amortization	(933)	(439)
Total deferred tax liabilities	(4,407)	(4,104)
Valuation allowance	(53,743)	(34,601)
Net deferred tax assets	$8,196	$3,221

During the years ended December 31, 2022, 2021 and 2020, the Company recorded an income tax benefit of $1.5 million, $1.7 million, and $0.7 million, respectively. The Company is subject to U.K. corporate taxation. Due to the nature of its business, the Company has generated losses since inception and therefore not paid U.K. corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), will no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. Instead, these IRC Section 174 development costs must now be capitalized and amortized over either a five- or 15-year period, depending on the location of the activities performed. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered its history of cumulative net profits in the United States and estimated future taxable income and has concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased in the year ended December 31, 2022 by $19.1 million due to the corresponding increase in U.K. deferred tax assets, primarily due to operating loss carryforwards generated during the year that were not surrendered for research credit utilization.

The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2022 and 2021.

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

As of December 31, 2022, the Company had $181.8 million of U.K. operating loss carryforwards that have an indefinite life.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2022 and 2021. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in 11 jurisdictions for state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2021 and 2020 tax years remains open to examination the by HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since 2019 in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

11. Commitments and contingencies

Leases

On December 6, 2021 the Company entered into a lease of new office and laboratory space, in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six-month rent-free period. There was no deposit paid in conjunction with the lease. The Company recorded a ROU asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at a 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the five-year lease term, including the six-month rent-free period.

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K. In March 2021, prior to the expiration of the lease, the Company concluded that it was reasonably certain that it would exercise its additional five-year lease renewal option, which was not included in the original lease term, and accounted for the change in lease term as a modification of the existing lease. The Company remeasured the ROU asset and lease liability by calculating the present value of expected lease payments, discounted at 7.70%, the Company’s estimated incremental borrowing rate at the date of the modification of the lease, over the remaining lease term. In December 2021, the lease was renewed. The annual rent for the new lease is approximately $0.6 million. Service charges are also payable based on floor area and are estimated to be approximately $0.2 million per year.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million as well as prepaid rent of $0.1 million for the first month of the third, fourth, and fifth year of the lease. The deposit is recorded in other assets in the consolidated balance sheets. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027, which successive period was not included in the original lease term. The Company accounted for the change in lease term as a modification of the existing lease and remeasured the ROU asset and lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate at the date of the modification of the lease, over the remaining lease term. In May 2022, the lease was extended. The payments for the extended lease are approximately $0.2 million remaining through December 31, 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

The components of the Company’s lease expense are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021	2020

Operating lease cost	$3,790	$1,224	$896
Variable lease cost	1,643	612	662
Total lease cost	$5,433	$1,836	$1,558

The weighted average remaining operating lease term was 4.2 years and 4.8 years as of December 31, 2022 and 2021, respectively, and the weighted average discount rate was 7.0% and 7.1% as of December 31, 2022 and 2021, respectively.

The following table summarizes the maturities of the Company’s operating leases as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	3,972
2024	3,994
2025	4,016
2026	3,236
2027	821
Present value adjustment	(2,029)
Total lease liabilities	14,010
Less: current lease liabilities	(3,125)
Long term lease liabilities	$10,885

The Company has entered into various agreements with contract research organizations to provide clinical trial services, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These payments are not included in the table of operating lease payments above as the contracts are generally cancelable at any time upon less than 90 days’ prior written notice. The Company is not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. In some cases, the Company is contractually obligated to make certain minimum payments to the vendors, based on the timing of the termination notification and the exact terms of the agreement.

Legal proceedings

From time to time, the Company or its subsidiaries may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is not currently subject to any material legal proceedings.

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

Founder Royalty arrangements

At the time BicycleRD Limited was organized, BicycleRD Limited entered into a royalty agreement with its founders and initial investors (the “Founder Royalty Agreement”). Pursuant to the Founder Royalty Agreement, as amended, the Company will pay a royalty rate in the low single digit percentages on net product sales under the collaborations with Oxurion and AstraZeneca to its founders and initial investors, for a period of 10 years from the first commercial sale on a country by country basis. No royalties have been earned or paid under Founder Royalty Agreement, as amended, to date.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2022	2021	2020
Numerator:
Net loss	$(112,717)	$(66,819)	$(51,010)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	29,660,659	25,061,734	19,145,938
Net loss per share, basic and diluted	$(3.80)	$(2.67)	$(2.66)

The Company’s potentially dilutive securities, which include options to purchase ordinary shares and restricted share units for ordinary shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021	2020
Restricted ordinary shares	187,725	—	—
Options to purchase ordinary shares	5,898,888	4,603,486	3,736,663
	6,086,613	4,603,486	3,736,663

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2022, 2021 and 2020, the Company made contributions totaling $0.5 million, $0.3 million and $0.2 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the years ended December 31, 2022, 2021 and 2020, the Company made contributions totaling $1.4 million, $0.7 million and $0.5 million, respectively, to the U.K. Plan.

14. Related party transactions

The Company has entered into Founder Royalty Agreements, as amended, with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreements, as amended, to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.2 million, $0.2 million and $0.2 million during each of the years ended December 31, 2022, 2021 and 2020, respectively.

15. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease ROU assets, held in different geographic regions is presented in the table below (in thousands):

	December 31,
	2022	2021
United States	$4,466	$1,095
United Kingdom	28,302	16,694
	$32,768	$17,789

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

On January 26, 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years, which, subject to certain conditions, may be extended for an additional two years at the Company’s option. The annual rent is approximately $2.1 million in the first year of the lease and increases annually with the last year of the lease having annual rent of approximately $2.3 million. Annual rent is payable monthly in advance following a two-month rent-free period. In connection with the lease agreement, the Company is required to deliver to the landlord a security deposit in the form of a letter of credit of approximately $0.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: February 28, 2023	/s/ Kevin Lee
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

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	February 28, 2023
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Lee Kalowski	Chief Financial Officer and President	February 28, 2023
Lee Kalowski, MBA	(Principal Financial and Accounting Officer)

/s/ Pierre Legault	Chairman of the Board and Director	February 28, 2023
Pierre Legault, MBA, CPA

/s/ Janice Bourque	Director	February 28, 2023
Janice Bourque, MBA

/s/ Jose-Carlos Gutierrez-Ramos	Director	February 28, 2023
Jose-Carlos Gutierrez-Ramos, Ph.D

/s/ Veronica Jordan	Director	February 28, 2023
Veronica Jordan, Ph.D.

/s/ Richard Kender	Director	February 28, 2023
Richard Kender, MBA

/s/ Sir Gregory Winter	Director	February 28, 2023
Sir Gregory Winter, FRS
A