Form 10-Q
period 2023-03-31
BICYCLE THERAPEUTICS plc
filed 2023-05-04
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 30,043,486 ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises (such as COVID-19) and other adverse global economic conditions on our operations and the potential disruption in the operations and business of our third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) that could harm our business, increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$293,815	$339,154
Accounts receivable	50,000	2,045
Prepaid expenses and other current assets	10,926	9,022
Research and development incentives receivable	26,512	19,162
Total current assets	381,253	369,383
Property and equipment, net	18,261	19,110
Operating lease right-of-use assets	18,721	13,658
Other assets	10,566	8,458
Total assets	$428,801	$410,609
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,813	$6,472
Accrued expenses and other current liabilities	25,212	26,452
Deferred revenue, current portion	24,970	20,418
Total current liabilities	52,995	53,342
Long-term debt, net of discount	30,417	30,315
Operating lease liabilities, net of current portion	14,394	10,885
Deferred revenue, net of current portion	83,751	41,455
Other long‑term liabilities	4,081	3,829
Total liabilities	185,638	139,826
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 59,612,613 and 57,820,181 shares authorized at March 31, 2023 and December 31, 2022, respectively; 30,031,758 and 29,873,893 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	389	387
Additional paid-in capital	612,863	601,105
Accumulated other comprehensive income	71	387
Accumulated deficit	(370,160)	(331,096)
Total shareholders’ equity	243,163	270,783
Total liabilities and shareholders’ equity	$428,801	$410,609

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Collaboration revenues	$4,896	$3,860
Operating expenses:
Research and development	32,211	14,284
General and administrative	14,488	16,959
Total operating expenses	46,699	31,243
Loss from operations	(41,803)	(27,383)
Other income (expense):
Interest income	2,929	218
Interest expense	(808)	(818)
Total other income (expense), net	2,121	(600)
Net loss before income tax provision	(39,682)	(27,983)
Benefit from income taxes	(618)	(419)
Net loss	$(39,064)	$(27,564)
Net loss per share, basic and diluted	$(1.30)	$(0.93)
Weighted average ordinary shares outstanding, basic and diluted	30,001,725	29,605,143

Comprehensives loss:
Net loss	$(39,064)	$(27,564)
Other comprehensive income (loss):
Foreign currency translation adjustment	(316)	920
Total comprehensive loss	$(39,380)	$(26,644)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	877	—	1	—	—	1
Issuance of ADSs, net of commissions and offering expenses of $0.1 million	100,000	1	2,715	—	—	2,716
Issuance of ADSs upon vesting of restricted share units	56,988	1	—	—	—	1
Share-based compensation expense	—	—	9,042	—	—	9,042
Foreign currency translation adjustment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(39,064)	(39,064)
Balance at March 31, 2023	30,031,758	$389	$612,863	$71	$(370,160)	$243,163

Balance at December 31, 2021	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254
Issuance of ADSs upon exercise of share options	30,074	1	449	—	—	450
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	10,198	—	—	10,198
Foreign currency translation adjustment	—	—	—	920	—	920
Net loss	—	—	—	—	(27,564)	(27,564)
Balance at March 31, 2022	29,644,438	$385	$578,284	$(2,468)	$(245,943)	$330,258

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,064)	$(27,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,042	10,198
Depreciation and amortization	1,557	422
Non-cash interest	102	135
Deferred income tax benefit	(2,106)	(748)
Changes in operating assets and liabilities:
Accounts receivable	2,519	991
Research and development incentives receivable	(6,830)	(2,774)
Prepaid expenses and other assets	(1,735)	(1,341)
Operating lease right‑of‑use assets	1,009	650
Accounts payable	(2,001)	(255)
Accrued expenses and other current liabilities	(3,130)	(2,337)
Operating lease liabilities	(1,034)	(105)
Deferred revenue	(4,900)	(3,850)
Other long-term liabilities	160	178
Net cash used in operating activities	(46,411)	(26,400)
Cash used in investing activities:
Purchases of property and equipment	(2,099)	(4,756)
Net cash used in investing activities	(2,099)	(4,756)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	2,716	—
Proceeds from the exercise of share options and sale of ordinary shares	2	450
Net cash provided by financing activities	2,718	450
Effect of exchange rate changes on cash and cash equivalents	453	(603)
Net decrease in cash and cash equivalents	(45,339)	(31,309)
Cash and cash equivalents at beginning of period	339,154	438,680
Cash and cash equivalents at end of period	$293,815	$407,371
Supplemental disclosure of cash flow information
Cash paid for interest	$679	$664
Cash paid for income taxes	$—	$(35)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,351	$375
Changes in purchases of property and equipment in accounts payable and accrued expenses	$(1,737)	$1,630
Advance billings on deferred revenue included in accounts receivable	$50,000	$—
Non-cash impact right-of-use asset and operating lease liabilities	$5,849	$3,120

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT5528, a second-generation Bicycle Toxin Conjugate (“BTC”) targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTCTM  targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle tumor-targeted immune cell agonist® (“Bicycle TICATM”) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs. Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies.

The accompanying condensed consolidated financial statements include the accounts of Bicycle Therapeutics plc and its wholly owned subsidiaries, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics Inc. All intercompany balances and transactions have been eliminated on consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has reclassified the deferred income tax benefit within its condensed consolidated statements of cash flows in prior periods to conform to current period presentation.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $293.8 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares, convertible preferred shares and American Depositary Shares (“ADSs”), including offerings pursuant to its at-the-market offering program (“ATM”), proceeds received from its collaboration arrangements (Note 9) and borrowings from the Loan Agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $39.1 million and $27.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $370.2 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”), on February 28, 2023 (the “2022 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by the global health crises, domestic and global monetary and fiscal policy, bank failures, geopolitical instability, the ongoing war in Ukraine, rising inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

Unaudited interim financial information

Certain information in the footnote disclosures of these financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s 2022 Annual Report.

The accompanying condensed consolidated balance sheet as of March 31, 2023, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Accounts receivable

Accounts receivable generally represents amounts due under the Company’s collaboration agreements. The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. As of March 31, 2023, accounts receivable consists of amounts due under the collaboration agreement between BicycleTx Limited and Novartis Pharma AG (“Novartis”). To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of March 31, 2023.

Recently adopted accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

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

The carrying values of accounts receivable, research and development incentives receivable, prepaid expenses other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of March 31, 2023, and December 31, 2022, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of March 31, 2023, and December 31, 2022, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had $256.1 million and $276.1 million of cash equivalents as of March 31, 2023, and December 31, 2022, respectively.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$15,161	$14,872
Leasehold improvements	10,621	10,736
Computer equipment and software	406	441
Furniture and office equipment	833	924
	27,021	26,973
Less: Accumulated depreciation and amortization	(8,760)	(7,863)
	$18,261	$19,110

Property and equipment not yet placed in service as of March 31, 2023 was immaterial. As of December 31, 2022, approximately $2.3 million of laboratory equipment was not yet placed in service. Depreciation expense was $1.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued employee compensation and benefits	$4,380	$9,928
Accrued external research and development expenses	11,646	10,859
Accrued professional fees	1,436	1,068
Current portion of operating lease liabilities	4,655	3,125
Accrued income tax	2,459	970
Other	636	502
	$25,212	$26,452

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

On July 15, 2022, the Borrowers entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment to LSA”) with Hercules. Pursuant to the Second Amendment to LSA, the rate at which the borrowings under the Loan Agreement bear interest was decreased and capped. Under the Second Amendment to LSA, interest is paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. In addition, among other amendments, the Second Amendment to LSA extended the interest-only period to April 1, 2025, extended the Maturity Date to July 1, 2025, and provided the Borrowers, at their request, the potential for additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount of up to $45.0 million, and as such the aggregate maximum borrowings under the Loan Agreement increased to $75.0 million.

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA and the Second Amendment to LSA and concluded that these amendments represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at March 31, 2023.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.8 million, respectively.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term loan payable	$30,000	$30,000
End of term charge	752	682
Unamortized debt issuance costs	(335)	(367)
Carrying value of term loan	$30,417	$30,315

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	31,500
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of March 31, 2023, and December 31, 2022, the Company had not declared any dividends.

As of March 31, 2023, and December 31, 2022, the Company’s authorized share capital consisted of 59,612,613 and 57,820,181 ordinary shares, respectively, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

8. Share-based compensation

Employee incentive pool

2020 Equity Incentive Plan

In June 2020, the Company’s shareholders first approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan with Non-Employee Sub-Plan (the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, restricted share units (“RSUs”), performance RSUs and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2023, the number of shares reserved for issuance under the 2020 Plan was increased by 1,493,694 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of March 31, 2023, there were 854,510 shares available for issuance.

Share options issued under the 2020 Plan have a 10-year contractual life and generally vest over either a three-year service period for non-employee directors, or a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest immediately upon grant or over a one-year service period in four equal quarterly installments.

The Company grants RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vest in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors either vest immediately upon grant or over a one-year service period in four equal quarterly installments.

As of March 31, 2023, there were options to purchase 4,572,152 shares and RSUs for 452,576 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of March 31, 2023, there were 2,133,437 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 298,738 shares effective January 1, 2023. As of March 31, 2023, the total number of shares available for issuance under the ESPP was 1,200,413 ordinary shares. As of March 31, 2023, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development expenses	$4,596	$2,364
General and administrative expenses	4,446	7,834
	$9,042	$10,198

Share options

The following table summarizes the Company’s option activity since December 31, 2022:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,898,888	$22.45	7.64	$71,002
Granted	1,428,565	28.64	—	—
Exercised	(877)	0.01	—	—
Forfeited	(28,946)	26.52	—	—
Outstanding as of March 31, 2023	7,297,630	$23.68	7.82	$34,922
Vested and expected to vest as of March 31, 2023	7,297,630	$23.68	7.82	$34,922
Options exercisable as of March 31, 2023	3,780,704	$17.00	6.81	$30,600

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2023 and 2022 was $20.95 per share and $40.94 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $20,000 and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Total share-based compensation expense for share options granted was $7.4 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively. Expense for non-employee consultants for the three months ended March 31, 2023 and 2022 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.9%	1.5%
Expected volatility	83.6%	81.5%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.0

As of March 31, 2023, total unrecognized compensation expense related to the unvested employee and director share options was $72.4 million, which is expected to be recognized over a weighted average period of 3.0 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2022	187,725	$60.86
Granted	321,839	29.59
Vested	(56,988)	55.34
Unvested at March 31, 2023	452,576	$39.32

The fair value of RSUs that vested during the three months ended March 31, 2023 and 2022, was $1.6 million and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $1.6 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total unrecognized compensation expense related to unvested RSUs was $16.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.

9. Significant agreements

For the three months ended March 31, 2023 and 2022, the Company recognized revenue for its collaborations with Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”), and the Dementia Discovery Fund (“DDF”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months
	Ended
	March 31,
	2023	2022
Collaboration revenues
Ionis	$2,784	$2,314
Genentech	2,112	1,474
Dementia Discovery Fund	—	72
Total collaboration revenues	$4,896	$3,860

Novartis Collaboration Agreement

On March 27, 2023, the Company and Novartis entered into a collaboration and license agreement (the “Novartis Collaboration Agreement”), pursuant to which the parties will perform research and discovery activities under a mutually agreed upon research plan during a research term of up to a specified number of years per target program to generate compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint steering committee. The Company granted Novartis a non-exclusive, worldwide, royalty-free, sublicensable (subject to certain restrictions) license under the Company’s intellectual property solely for Novartis to perform its research activities under each collaboration program during the research term (the “Novartis Research License”). For each collaboration program, Novartis may elect to progress compounds arising from activities under the research programs (“Licensed Compounds”) into further preclinical development of potential products directed to the target of such collaboration program. At a specified point, the Company will grant Novartis an exclusive, royalty-bearing, sublicensable, license under certain of the Company’s intellectual property to develop, manufacture, and commercialize such Licensed Compound, subject to certain limitations. Novartis also has certain limited substitution rights for each target, and Novartis may extend the initial research term by one year by electing to make an additional payment. On a target-by-target basis, if Novartis elects to progress development candidates directed to such target into further clinical development, Novartis will be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products containing Licensed Compounds directed to the applicable target.

Novartis agreed to pay a nonrefundable upfront payment to the Company of $50.0 million, which was received in April 2023. During the research term, upon achievement of a specified discovery milestone for the first target program, Novartis will make a one-time payment to the Company in the low single digit millions. On a target-by-target basis, if Novartis elects to progress one or more candidate compounds into further development and obtain an exclusive license for commercialization, Novartis will be required to pay a candidate selection fee for the first such Licensed Compound progressed by Novartis that incorporates a radionuclide, and for the first such Licensed Compound that does not incorporate a radionuclide, in each case in the mid-teen millions. Upon declaring a candidate, Novartis will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, Novartis will be required to pay to the Company additional development and regulatory/first commercial sale milestones of up to $210.0 million for each of the first radionuclide product and non-radionuclide product directed to the applicable target upon the achievement of specified milestones, or $840.0 million in the aggregate if Novartis successfully achieves all such milestone events for both a radionuclide and a non-radionuclide product in each of the targets. In addition, the Company is eligible to receive tiered sales milestones based on the achievement of specified levels of net sales of such products totaling up to $200.0 million in the aggregate per product, or $800.0 million in the aggregate if Novartis successfully commercializes both a radionuclide and a non-radionuclide product in each of the target programs. In addition, (i) the Company is eligible to receive, on a therapeutic product-by-therapeutic product basis, tiered royalties on net sales of products by Novartis, its affiliates or sublicensees at percentages ranging from the high single digits to the very low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor, and (ii) the Company is eligible to receive low single digit royalties on net sales of diagnostic products on a diagnostic product-by-diagnostic product basis and a low single digit percentage of sublicensing income on diagnostic products. Royalties will be payable under the Novartis Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product in a country, until the latest of (a) the expiration of the last valid claim of certain patents licensed by Company to Novartis, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country.

The Novartis Collaboration Agreement will remain in force on a product-by-product and country-by-country basis, unless earlier terminated by either party, until the expiration of the obligation for Novartis to make royalty payments to Company for such product in such country, and will terminate in its entirety on the expiration of all such royalty payment obligations in all countries. Either party may terminate the agreement upon 60 days’ written notice for the other party’s uncured material breach, or upon the other party’s insolvency. In addition, Novartis may terminate the Collaboration Agreement (i) in its entirety or on a product-by-product or target-by-target basis for any reason upon 90 days’ written notice to Company, and (ii) on a target-by-target basis on 30 days’ written notice if Novartis determines that a safety or regulatory issue exists which would have a material adverse effect on the development, manufacture, or commercialization of any product with respect to a given target. The Company may terminate the Novartis Collaboration Agreement, (a) on a target-by-target basis upon 30 days’ prior written notice if Novartis has not yet declared a development candidate for such target by the sixth anniversary of the commencement of research activities for such target and (b) if Novartis or any of its affiliates or sublicensees challenges the validity or enforceability of any of the patents in the Company’s licensed intellectual property.

Accounting Analysis

Upon the execution of the Novartis Collaboration Agreement, the Company identified the following performance obligations:

(i)	Two combined performance obligations comprised of the Novartis Research License and the related research and development services during the research term for the first and second targets

(ii)	Two material rights associated with certain limited substitution rights with respect to the first and second targets

(iii)	Two material rights associated with the option to progress development candidates that incorporate a radionuclide with respect to the first and second target

(iv)	Two material rights associated with the option to progress development candidates that do not incorporate a radionuclide with respect to the first and second target

The Company concluded that certain rights that require the payment of additional consideration, which approximates the standalone selling of the underlying services to be provided, do not provide the customer with a material right and therefore, are not considered as performance obligations at the inception of the arrangement. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

The Company has concluded that the Novartis Research License is not distinct from the research and development services as Novartis cannot obtain the benefit of the research license without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as they relate to constrained peptide technology that is not available in the marketplace. As a result, for each target, the research license has been combined with the research and development services into a single performance obligation.

In assessing whether the various options under the Novartis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above the Company concluded that each of the options provided Novartis with a discount that it otherwise would not have received.

The total transaction price was initially determined to be $50.0 million, consisting of the $50.0 million upfront fee. The Company utilizes the most likely amount method to determine the amount of variable consideration to be received. Variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved. Additional consideration to be paid to the Company upon the exercise of options by Novartis are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for each of the targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the fees Novartis would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Novartis would exercise the options. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Two combined performance obligations for the first and second targets	$18,008
Two material rights associated with limited substitution rights	2,466
Two material rights associated with options to progress development candidates incorporating radionuclides	19,684
Two material rights associated with options to progress development candidates not incorporating radionuclides	9,842
$50,000

The Company will recognize revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the first and second target combined performance obligations will be satisfied over a period of approximately three years, and the remaining material rights will be exercised or expire within approximately six years from contract execution.

The Company did not recognize any revenue in connection with the Novartis Collaboration Agreement in either of the three months ended March 31, 2023 or 2022. As of March 31, 2023 and December 31, 2022, the Company recorded deferred revenue of $50.5 million and zero, respectively, in connection with the Novartis Collaboration Agreement.

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

Pursuant to the terms of the Ionis Share Purchase Agreement, Ionis agreed that until January 9, 2023, it would not, without the Company’s prior written consent and subject to certain conditions and exceptions, among other things, directly or indirectly acquire additional shares of the Company’s outstanding equity securities, seek or propose a tender or exchange offer, merger or other business combination involving the Company, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company. The Share Purchase Agreement also provided that, subject to limited exceptions, Ionis could not sell any of the Ionis Shares until July 2022.

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

The total transaction price was initially determined to be $38.0 million, consisting of the $31.0 million up front payment, the $3.0 million payment under the Option and Evaluation Agreement that was credited against the total upfront payment payable pursuant to the Ionis Collaboration Agreement, the $3.4 million premium paid under the Ionis Share Purchase Agreement, and an estimated $0.6 million for the reimbursement of CRO costs. Additional variable consideration including development diligence milestone deadline extension payments, development and regulatory milestone payments, sales milestone payments and royalty payments was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

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

For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $2.8 million and $2.3 million, respectively. As of March 31, 2023, and December 31, 2022, the Company recorded deferred revenue of $19.1 million and $21.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendment, and Ionis Evaluation and Option Agreement.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement, as amended from time to time, with Genentech (the “Genentech Collaboration Agreement”). The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets suitable for Genentech to advance into further development and commercialization.

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
$33,000

The Company is recognizing revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the material rights will be exercised or expire within approximately four years from contract execution. In April 2023, Genentech notified the Company of its intent to terminate Genentech Collaboration Program #1, effective June 3, 2023, and approximately $6.2 million of deferred revenue allocated to the material right associated with the LSR Go Option for Collaboration Program #1 will be recognized in the second quarter of 2023.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add additional Genentech Collaboration Programs (Genentech Collaboration Program #3 and Genentech Collaboration Program #4) and paid to the Company an expansion fee of $10.0 million for each option. For the first Expansion Option, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company exercised judgment and concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for the first Expansion Option, is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. For the first Expansion Option, the additional arrangement consideration of $11.0 million received upon the option exercises and the $3.5 million originally allocated to the first Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the first Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm associated with the first Expansion Option achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. For the second Expansion Option, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the $3.5 million originally allocated to the second Expansion Option material right is allocated to the underlying goods and services associated with the second Expansion option on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company is recognizing $8.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services and $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years for each program using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligations. The amount allocated to the material rights associated with an LSR Go Options for Genentech Collaboration Program #3 and Genentech Collaboration #4 of $7.4 million and $7.4 million, respectively, limited substitution material rights of $0.7 million and $0.7 million, respectively, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration #4 of $0.1 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of each respective option which is expected to be within approximately four years of the Expansion Option exercise. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $2.1 million and $1.5 million, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded $38.0 million and $39.3 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

AstraZeneca Collaboration Agreement

In November 2016, the Company entered into a Research Collaboration Agreement (the “AstraZeneca Collaboration Agreement”) with AstraZeneca. The collaboration activities initially focused on two targets within respiratory, cardiovascular and metabolic disease, for which collaboration activities were terminated by AstraZeneca in October 2020 and March 2021, respectively. In May 2018, AstraZeneca made an irrevocable election to exercise an option to nominate four additional targets (“Additional Four Target Option”). As a result, AstraZeneca was entitled to obtain research and development services from the Company with respect to Bicycle peptides that bind to up to four additional targets, along with license rights to those selected targets, in exchange for an option fee of $5.0 million. After discovery and initial optimization of such Bicycle peptides, AstraZeneca is responsible for all research and development, including lead optimization and drug candidate selection. AstraZeneca has option rights, at drug candidate selection, which allow it to obtain development and exploitation license rights with regard to such drug candidate. Each research program is to continue for an initial period of three years, referred to as the research term, including one year for the Bicycle Research Term and two years for the AZ Research Term. AstraZeneca may extend the research term for each research program by 12 months (or 15 months, if needed to complete certain toxicology studies) or may shorten the research term for a research program if it is ceased due to a screening failure, a futility determination, or abandonment by AstraZeneca. AstraZeneca was obligated to fund two FTEs during the Bicycle Research Term, for each research program, based on an agreed upon FTE reimbursement rate. AstraZeneca has the option to obtain worldwide development and commercialization licenses associated with each designated drug candidate in return for a fee of $8.0 million per drug candidate, upon the selection of such drug candidate. AstraZeneca is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial milestones. More specifically, for each research program, the Company is eligible to receive up to $29.0 million in development milestone payments and up to $23.0 million in regulatory milestone payments. The Company is also eligible for up to $110.0 million in commercial milestone payments, on a research program by research program basis. In addition, to the extent any of the drug candidates covered by the licenses conveyed to AstraZeneca are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales, subject to certain reductions, including in certain countries where the licensed product faces generic competition. AstraZeneca may terminate the AstraZeneca Collaboration Agreement, entirely or on a licensed product by licensed product or country by country basis, for convenience.

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
$5,650

In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent effort expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the option. The optional future research license and the related research and development services related to the fourth, fifth, and sixth targets reflect their standalone selling prices and do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. In October 2020, August 2021, and June 2022, AstraZeneca terminated the collaboration activities related to the third target, sixth and fifth targets, respectively, and the deferred revenue related to the associated material rights was recognized.

For the three months ended March 31, 2023 and 2022, the Company recognized no revenue related to the Additional Four Target Option and related contracts. As of March 31, 2023, and December 31, 2022, the Company recorded $1.1 million and $1.1 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	March 31,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Novartis collaboration deferred revenue	$—	$50,000	$—	$467	$50,467
Ionis collaboration deferred revenue	21,489	—	(2,784)	425	19,130
Genentech collaboration deferred revenue	39,308	—	(2,112)	829	38,025
AstraZeneca collaboration deferred revenue	1,076	—	—	23	1,099
Total deferred revenue	$61,873	$50,000	$(4,896)	$1,744	$108,721

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$99	$(9,347)	$(3,378)	$21,489
Genentech collaboration deferred revenue	34,436	12,000	(3,565)	(3,563)	39,308
DDF collaboration deferred revenue	428	—	(386)	(42)	—
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(120)	1,076
Total deferred revenue	$71,340	$12,099	$(14,463)	$(7,103)	$61,873

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at March 31, 2023 or December 31, 2022.

The Novartis deferred revenue balance at March 31, 2023 includes $32.3 million allocated to material rights that will commence revenue recognition when the respective options are exercised or when the options expire. The Ionis deferred revenue balance at March 31, 2023 includes $3.5 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The Genentech deferred revenue balance at March 31, 2023 includes $27.9 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires. The AstraZeneca deferred revenue balance as of March 31, 2023 includes $1.1 million allocated to the Target 4 Material Right, which will commence revenue recognition when the option is exercised at the end of AZ Research Term or when the option expires.

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$4,896	$3,819
Revenue recognized based on expiration of material rights	—	41
Total	$4,896	$3,860

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $3.8 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three months ended March 31, 2023.

10. Income taxes

During the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $0.6 million and $0.4 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of March 31, 2023 and December 31, 2022.

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

11. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years, which, subject to certain conditions, may be extended for an additional two years at the Company’s option. The Company concluded that the lease term is three years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will be extended. The annual rent is approximately $2.1 million in the first year of the lease and increases annually with the last year of the lease having annual rent of approximately $2.3 million. The annual rent is payable monthly in advance following a two-month rent-free period. In connection with the lease agreement, the Company delivered to the landlord a security deposit in the form of a letter of credit of approximately $0.3 million. The Company recorded a right of use asset and lease liability of approximately $5.8 million, respectively, at the lease commencement date, based on the present value of future lease payments, discounted at 9.0%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the lease term, including the two month rent-free period.

On December 6, 2021, the Company entered into a lease of new office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six-month period of free rent. There was no deposit paid in conjunction with the lease. The Company recorded a right of use asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the five year lease term, including the six month rent-free period.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$1,326	$906
Variable lease cost	648	267
Total lease cost	$1,974	$1,173

The weighted average remaining operating lease term was 3.7 years and 4.9 years as of March 31, 2023 and 2022, respectively, and the weighted average discount rate was 7.62% and 7.04% as of March 31, 2023 and 2022, respectively.

The following table summarizes the maturities of the Company’s operating leases as of March 31, 2023 (in thousands):

Year Ending December 31,
2023	4,323
2024	6,279
2025	6,366
2026	3,876
2027	821
Present value adjustment	(2,616)
Total lease liabilities	19,049
Less: current lease liabilities	(4,655)
Long term lease liabilities	$14,394

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have a separate agreement with a third party that provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. These payments are contingent upon future events. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023, and December 31, 2022.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(39,064)	$(27,564)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	30,001,725	29,605,143
Net loss per share, basic and diluted	$(1.30)	$(0.93)

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

	March 31,
	2023	2022
Restricted ordinary shares	452,576	187,725
Options to purchase ordinary shares	7,297,630	5,379,341
	7,750,206	5,567,066

13. Related party transactions

The Company has entered into the Founder Royalty Agreement, as amended, with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreement, as amended, to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $45,000 and $56,000 during the three months ended March 31, 2023 and 2022, respectively.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2023	2022
United States	$10,020	$4,466
United Kingdom	26,962	28,302
	$36,982	$32,768

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

15. Subsequent events

On April 6, 2023, the Company entered into a deed of surrender related to its lease of office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K. Pursuant to the deed, the lease was terminated effective immediately. In connection with the deed, the Company is required to pay termination-related fees totaling approximately $0.3 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on February 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycles attractive candidates for drug development. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycles allow targets to be drugged that have historically been intractable to non-biological approaches. Bicycles are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date.

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

In February 2023, results from the completed dose escalation portion of the Phase I/II clinical trial of BT8009 were presented at the 2023 ASCO Genitourinary (GU) Cancers Symposium. BT8009 demonstrated anti-tumor activity in heavily pre-treated urothelial, lung and breast cancer patients with signs of differentiation compared to antibody-based approaches. We announced that we dosed our first patient in the Phase II expansion portion of the clinical trial and established recommended Phase II doses of 5 mg/m2 weekly and 7.5 mg/m2 administered two-weeks on, one-week off over a 21-day cycle in November 2022. Enrollment in the clinical trial remains ongoing. On January 4, 2023, we announced that the FDA has granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares, or ADSs, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration arrangements with Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our Loan and Security Agreement, as amended, or the Loan Agreement with Hercules Capital, Inc., or Hercules. From our inception in 2009 through March 31, 2023, we have received gross proceeds of $567.2 million from the sale of ADSs, ordinary shares and convertible preferred shares; and $137.3 million of cash payments under our collaboration revenue arrangements, including, $46.7 million from Ionis, $56.0 million from Genentech, $10.3 million from AstraZeneca, and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan Agreement with Hercules. In April 2023, we also received a $50.0 million upfront payment for a collaboration and license agreement with Novartis Pharma AG, or Novartis. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $39.1 million and $27.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $370.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of March 31, 2023, we had cash and cash equivalents of $293.8 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Moreover, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of March 31, 2023, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2022. The payable credit claims under the SME Program in excess of £20,000 are subject to a cap, by reference to, broadly, of three times the total PAYE and NIC liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total amount claimed. We expect a portion of qualifying research and development expenditures that are subject to the research and development tax credit will decrease in future periods.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Collaboration revenues	$4,896	$3,860	$1,036
Operating expenses:
Research and development	32,211	14,284	17,927
General and administrative	14,488	16,959	(2,471)
Total operating expenses	46,699	31,243	15,456
Loss from operations	(41,803)	(27,383)	(14,420)
Other income (expense):
Interest income	2,929	218	2,711
Interest expense	(808)	(818)	10
Total other income (expense), net	2,121	(600)	2,721
Net loss before income tax provision	(39,682)	(27,983)	(11,699)
Benefit from income taxes	(618)	(419)	(199)
Net loss	$(39,064)	$(27,564)	$(11,500)

Collaboration Revenues

Collaboration revenues increased by $1.0 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to increases of $0.6 million from our collaboration with Genentech and $0.5 million from our collaboration with Ionis due to revenue recognized for research services.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
BT5528 (EphA2)	$3,193	$1,402	$1,791
BT8009 (Nectin‑4)	5,369	1,214	4,155
BT1718 (MT1)	160	187	(27)
Bicycle tumor-targeted immune cell agonists	4,877	1,523	3,354
Other discovery and platform related expense	8,205	4,439	3,766
Employee and contractor related expenses	10,793	5,582	5,211
Share-based compensation	4,596	2,364	2,232
Facility expenses	2,187	790	1,397
Research and development incentives and government grants	(7,169)	(3,217)	(3,952)
Total research and development expenses	$32,211	$14,284	$17,927

Research and development expenses increased by $17.9 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due primarily to an increase of $13.0 million in direct program spend, primarily associated with clinical program expenses for BT5528 and BT8009, Bicycle TICA program development expenses, and other discovery and platform related expenses including costs of our collaboration agreements, as well as increases of $5.2 million in employee and contractor related expenses attributable to increased headcount, $2.2 million of incremental share-based compensation expense associated with equity grants issued during the three months ended March 31, 2023, and $1.4 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021 as well as our U.S. lease entered into in January 2023. These increases were offset by $4.0 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through March 31, 2023, we have incurred approximately $33.6 million, $35.2 million, and $15.1 million of direct external expenses for the development of the BT5528, BT8009, BT1718, respectively, since their candidate nominations, and an aggregate of $27.4 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Personnel related costs	$4,142	$3,252	$890
Professional and consulting fees	3,132	3,684	(552)
Other general and administration costs	2,315	2,076	239
Share-based compensation	4,446	7,834	(3,388)
Effect of foreign exchange rates	453	113	340
Total general and administrative expenses	$14,488	$16,959	$(2,471)

General and administrative expenses decreased by $2.5 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This decrease is primarily due to a $3.4 million decrease in share-based compensation expense primarily associated with certain equity grants issued to our non-employee directors in January 2022 that were fully vested on the date of grant as well as a decrease of $0.6 million in professional and consulting fees. These decreases were offset by an increase in personnel-related costs of $0.9 million due to increased headcount.

Other Income (Expense), net

Other income (expense), net increased by $2.7 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher interest rates resulting in an increase to interest income received on term deposits.

Liquidity and Capital Resources

Liquidity

From our inception through March 31, 2023, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(46,411)	$(26,400)
Net cash used in investing activities	(2,099)	(4,756)
Net cash provided by financing activities	2,718	450
Effect of exchange rate changes on cash	453	(603)
Net decrease in cash and cash equivalents	$(45,339)	$(31,309)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $46.4 million as compared to $26.4 million for the three months ended March 31, 2022. The increase in cash used in operations of $20.0 million is primarily due to an increase in net loss of $11.5 million as described in the Results of Operations above as well as a net decrease in non-cash expenses, including a decrease of $1.2 million in share-based compensation expense, an increase of $1.4 million in deferred income tax benefit, and an increase in depreciation expense of $1.1 million, and a decrease in cash flows from changes in our operating assets and liabilities of $7.1 million. The decrease in cash flows from changes in operating assets and liabilities was primarily driven by decreases resulting from changes in research and development incentives receivable of $4.1 million, accounts payable of $1.7 million, deferred revenue of $1.1 million, operating lease liabilities of $0.9 million, and accrued expenses and other current liabilities of $0.8 million, offset by an increase resulting from changes in accounts receivable of $1.5 million.

Investing Activities

During the three months ended March 31, 2023 and 2022, we used $2.1 million and $4.8 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $2.7 million, primarily consisting of net proceeds from our ATM program.

During the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, primarily consisting of net proceeds from the exercise of share options.

Loan Agreement with Hercules

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

The following table summarizes our material contractual obligations as of March 31, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and continencies of our condensed consolidated financial statements.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$21,665	$5,893	$12,689	$3,083
Debt obligations(2)	37,358	2,526	34,832	—
Total	$59,023	$8,419	$47,521	$3,083
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have two office and laboratory leases in Cambridge, U.K. under operating leases with lease terms through December 2026. We have two office and laboratory leases in Massachusetts, U.S.A. under operating leases with lease terms through March 2026 and December 2027. In April 2023, we entered into a deed of surrender related to one of our leases in Cambridge, U.K., which will reduce the operating lease commitments in the table above by $0.4 million, $1.1 million and $0.4 million, for the less than 1 year, 1 to 3 years, and 3 to 5 years periods, respectively.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payments under the Loan Agreement with Hercules as of March 31, 2023.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have a separate agreement with a third party which provides for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones.

As of March 31, 2023, we had cash and cash equivalents of $293.8 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital in light of the impacts of the unfavorable global economic and political conditions;
●	the scope, progress, results, and costs of drug discovery, preclinical development, laboratory testing, and clinical trials for the product candidates we may develop;
●	our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs;
●	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related regulatory compliance for any products for which we obtain marketing approval;
●	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, and distribution, for any product candidates for which we receive marketing approval;
●	the terms of our current and any future license agreements and collaborations; and the extent to which we acquire or in-license other product candidates, technologies and intellectual property.
●	the success of our ongoing or future collaborations;
●	our ability to establish and maintain additional collaborations on favorable terms, if at all; and
●	the costs of operating as a public company.

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

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with the global geopolitical tension as a result of the ongoing war between Russia and Ukraine, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report, which was filed with the SEC on February 28, 2023. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our 2022 Annual Report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2023, we had cash and cash equivalents of $293.8 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and a 30-day term deposit. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of March 31, 2023. Our outstanding indebtedness with Hercules bears interest at an annual rate equal to the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. As of March 31, 2023, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Risk

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The functional currency of Bicycle Therapeutics plc and Bicycle Therapeutics Inc. is the United States Dollar, or USD. The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx

Limited and BicycleRD Limited, is the British Pound Sterling, and the condensed consolidated financial statements are presented in USD. The functional currency of our subsidiaries is the same as the local currency.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

For financial reporting purposes, our condensed consolidated financial statements have been translated into USD. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss).

We do not currently engage in currency hedging activities in order to reduce our currency exposure, but we may begin to do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Other than as described in our 2022 Annual Report, we are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 28, 2023, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our American Depositary Shares, or ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $39.1 million and $27.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $370.2 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $293.8 million as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks. On March 10, 2023, in addition to the failure of SVB UK, its parent company, Silicon Valley Bank, also failed, and Signature Bank failed on March 12, 2023. Although the U.K. and U.S. governments both took steps to guarantee all depositors at these banks, there is no guarantee that these governments or any other government would guarantee depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. If the disruptions, instability and slowdown deepen or persist, we may not be able to access our cash as needed or to raise additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We are party to a secured term loan facility with Hercules. As of March 31, 2023, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of March 31, 2023, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a new drug application, or NDA, to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market our product candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot provide assurance that our product candidates will be successfully developed or commercialized. If we are unable to develop, or obtain regulatory approval for, or, if approved, to successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business. Moreover, if adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU.

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

Preclinical studies and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. It may take several years and require significant expenditures to complete the preclinical studies and clinical trials necessary to commercialize a product candidate, and delays or failure are inherently unpredictable and can occur at any stage. New or ongoing public health crises may also impact our and our collaboration partners’ abilities to activate trial sites or enroll patients in clinical trials or to otherwise advance those clinical trials. Interruptions resulting from such crises may reduce our, or our collaboration partners’, abilities to administer the investigational product to enrolled patients, present difficulties for enrolled patients to adhere to protocol-mandated visits and laboratory/diagnostic testing, increase the possibility of patient dropouts, or impact our, and our suppliers’, abilities to provide investigational product to trial sites, all of which could negatively impact the data we are able to obtain from our clinical trials and complicate regulatory review.

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

In addition, clinical testing of BT5528, BT8009, BT7480 and BT1718 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these new products. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is: (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

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

The FDA may not accept for review or approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Three year exclusivity is given to a non-

NCE drug if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various U.S. federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

●	the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the U.S. federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

There have been executive, judicial and Congressional challenges to certain aspects of ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs and creating a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Consolidated Appropriations Act of 2023, will remain in effect through 2031 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) allows HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, various U.S. states, including California, Virginia and Colorado, have passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Our activities subject us to various laws relating to foreign investment and the export of certain technologies, and our failure to comply with these laws or adequately monitor the compliance of our suppliers and others we do business with could subject us to substantial fines, penalties and even injunctions, the imposition of which on us could have a material adverse effect on the success of our business.

We are subject to laws that regulate certain transactions and access to technology. In the U.S., these laws include section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

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

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union and Asia that are billed in U.S. dollars. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies.

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

Under our collaborations with DDF, Genentech, Ionis, Novartis and Oxurion, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. In addition, Cancer Research UK is sponsoring and funding a Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	public health crises and other adverse global economic events could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to the Russia-Ukraine war. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including as a result of the impacts of public health crises on the global workforce and manufacturing operations, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of March 31, 2023, our patent portfolio included 3 patent families directed to novel scaffolds and linkers, 12 patent families directed to our platform technology, 76 composition of matter patent families directed to bicyclic peptides and related conjugates, and 13 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications. As of March 31, 2023, our trademark portfolio consisted of 71 trademark registrations across 4 territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through May 1, 2023, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As a group that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Relief program, or SME Program, and for certain specific categories of expenditure the Research and Development Expenditure Credit program, or RDEC Program. The SME Program may be particularly beneficial to us, as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter (unless we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose qualifying R&D expenditure for an accounting period represents 40% or more of its total expenditure for that accounting period), in which case the cash rebate that may be claimed will be 26.97% of qualifying expenditure). Further, amendments to the U.K. R&D tax credit regime have recently been proposed that may (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes. These amendments are expected to take effect from April 1, 2024. In addition, the U.K. Government is currently considering a proposal to merge the SME Program and the RDEC Program into a single scheme with effect from April 2024; if such proposal is implemented, it may be the case that we are no longer able to make claims in respect of sub-contracted R&D activities, and that different (and potentially lower) caps are imposed on the amount of tax relief that we can claim. These and other potential future changes to the U.K. research and development tax relief programs may be made which mean we may no longer qualify or have a material impact on the extent to which we can make claims.

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

The Retained EU Law (Revocation and Reform) Bill, or the Bill, is currently proceeding through the United Kingdom parliament which provides for the revocation of EU laws and rights which, notwithstanding Brexit, currently remain effective in the United Kingdom, except where the U.K. government and/or parliament take active steps to preserve the EU law position within United Kingdom law. Certain aspects of the stamp duty and stamp duty reserve tax treatment of our ordinary shares and ADSs are based on EU law which could be affected by this Bill. Accordingly, if this Bill is enacted, and steps are not taken by the U.K. government and/or parliament to preserve the current position, this could, in particular, result in a charge to stamp duty reserve tax on the issuance of new ADSs, at the rate of 1.5% of the issue price, potentially with effect from December 31, 2023, which would represent an additional cost if we seek to raise further capital in this way.

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

Based on the market value of our ADSs held by non-affiliates as of June 30, 2022, we are a “smaller reporting company” and “non-accelerated filer” on March 31, 2023. A company that determines that it qualifies as a smaller reporting company as of the end of its second fiscal quarter may provide scaled disclosure immediately in its next quarterly report rather than wait until the first quarter of the next year. Specifically, as a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

As a smaller reporting company we were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K.

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

10.1+	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 29, 2023, by and between Bicycle Therapeutics Inc. and Lee Kalowski.

10.2+	Amendment No. 2 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Michael Skynner.

10.3+	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 20, 2023, by and between Bicycle Therapeutics Inc. and Nicholas Keen.

10.4+	Amendment No. 1 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Nigel Crockett.

10.5+	Amendment No. 1 to Service Agreement, dated February 27, 2023, by and between BicycleTx Limited and Dominic Smethurst.

10.6+	Amendment No. 1 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Alistair Milnes.

10.7*†	Employment Agreement, dated March 31, 2023, by and between Bicycle Therapeutics Inc. and Santiago Arroyo.

10.8*†	Collaboration and Licence Agreement, dated March 27, 2023, by and between BicycleTx Limited and Novartis Pharma AG.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*     Filed herewith.

+     Indicates a management contract or compensatory plan.

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

BICYCLE THERAPEUTICS PLC

Date: May 4, 2023	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Lee Kalowski
Lee Kalowski, MBA
Chief Financial Officer and President

(Principal Financial and Accounting Officer)