Form 10-Q
period 2023-06-30
BICYCLE THERAPEUTICS plc
filed 2023-08-03
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 36,714,816 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of our third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	recent adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) that could harm our business, increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$340,433	$339,154
Accounts receivable	45,090	2,045
Prepaid expenses and other current assets	10,023	9,022
Research and development incentives receivable	12,884	19,162
Total current assets	408,430	369,383
Property and equipment, net	17,572	19,110
Operating lease right-of-use assets	16,022	13,658
Other assets	12,146	8,458
Total assets	$454,170	$410,609
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,250	$6,472
Accrued expenses and other current liabilities	37,262	26,452
Deferred revenue, current portion	29,754	20,418
Total current liabilities	72,266	53,342
Long-term debt, net of discount	30,513	30,315
Operating lease liabilities, net of current portion	11,881	10,885
Deferred revenue, net of current portion	115,083	41,455
Other long‑term liabilities	4,330	3,829
Total liabilities	234,073	139,826
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, £0.01 nominal value; 59,612,613 and 57,820,181 shares authorized at June 30, 2023 and December 31, 2022, respectively; 30,585,940 and 29,873,893 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	396	387
Additional paid-in capital	633,341	601,105
Accumulated other comprehensive (loss) income	(877)	387
Accumulated deficit	(412,763)	(331,096)
Total shareholders’ equity	220,097	270,783
Total liabilities and shareholders’ equity	$454,170	$410,609

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration revenues	$11,397	$4,378	$16,293	$8,238
Operating expenses:
Research and development	39,720	19,854	71,931	34,138
General and administrative	14,788	11,824	29,276	28,783
Total operating expenses	54,508	31,678	101,207	62,921
Loss from operations	(43,111)	(27,300)	(84,914)	(54,683)
Other income (expense):
Interest income	812	908	3,741	1,126
Interest expense	(821)	(883)	(1,629)	(1,701)
Total other income (expense), net	(9)	25	2,112	(575)
Net loss before income tax provision	(43,120)	(27,275)	(82,802)	(55,258)
Benefit from income taxes	(517)	(447)	(1,135)	(866)
Net loss	$(42,603)	$(26,828)	$(81,667)	$(54,392)
Net loss per share, basic and diluted	$(1.41)	$(0.90)	$(2.71)	$(1.84)
Weighted average ordinary shares outstanding, basic and diluted	30,191,693	29,648,564	30,097,234	29,626,974

Comprehensives loss:
Net loss	$(42,603)	$(26,828)	$(81,667)	$(54,392)
Other comprehensive income (loss):
Foreign currency translation adjustment	(948)	2,094	(1,264)	3,014
Total comprehensive loss	$(43,551)	$(24,734)	$(82,931)	$(51,378)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	877	—	1	—	—	1
Issuance of ADSs, net of commissions and offering expenses of $0.1 million	100,000	1	2,715	—	—	2,716
Issuance of ADSs upon vesting of restricted share units	56,988	1	—	—	—	1
Share-based compensation expense	—	—	9,042	—	—	9,042
Foreign currency translation adjustment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(39,064)	(39,064)
Balance at March 31, 2023	30,031,758	389	612,863	71	(370,160)	243,163
Issuance of ADSs upon exercise of share options	12,389	—	165	—	—	165
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	520,000	7	12,120	—	—	12,127
Issuance of ADSs upon vesting of restricted share units	21,793	—	—	—	—	—
Share-based compensation expense	—	—	8,193	—	—	8,193
Foreign currency translation adjustment	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	(42,603)	(42,603)
Balance at June 30, 2023	30,585,940	$396	$633,341	$(877)	$(412,763)	$220,097

Balance at December 31, 2021	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254
Issuance of ADSs upon exercise of share options	30,074	1	449	—	—	450
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	10,198	—	—	10,198
Foreign currency translation adjustment	—	—	—	920	—	920
Net loss	—	—	—	—	(27,564)	(27,564)
Balance at March 31, 2022	29,644,438	385	578,284	(2,468)	(245,943)	330,258
Issuance of ADSs upon exercise of share options	21,879	—	195	—	—	195
Share-based compensation expense	—	—	5,673	—	—	5,673
Foreign currency translation adjustment	—	—	—	2,094	—	2,094
Net loss	—	—	—	—	(26,828)	(26,828)
Balance at June 30, 2022	29,666,317	$385	$584,152	$(374)	$(272,771)	$311,392

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(81,667)	$(54,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	17,235	15,871
Depreciation and amortization	3,202	1,039
Non-cash interest	198	271
Deferred income tax benefit	(3,683)	(1,616)
Changes in operating assets and liabilities:
Accounts receivable	52,358	(9,346)
Research and development incentives receivable	7,199	(6,850)
Prepaid expenses and other assets	(638)	(2,418)
Operating lease right‑of‑use assets	2,054	1,343
Accounts payable	21	1,341
Accrued expenses and other current liabilities	8,416	3,209
Operating lease liabilities	(1,867)	(789)
Deferred revenue	(15,454)	2,072
Other long-term liabilities	311	334
Net cash used in operating activities	(12,315)	(49,931)
Cash used in investing activities:
Purchases of property and equipment	(2,376)	(14,555)
Net cash used in investing activities	(2,376)	(14,555)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	14,843	—
Proceeds from the exercise of share options and sale of ordinary shares	167	645
Net cash provided by financing activities	15,010	645
Effect of exchange rate changes on cash and cash equivalents	960	(2,070)
Net increase (decrease) in cash and cash equivalents	1,279	(65,911)
Cash and cash equivalents at beginning of period	339,154	438,680
Cash and cash equivalents at end of period	$340,433	$372,769
Supplemental disclosure of cash flow information
Cash paid for interest	$1,365	$1,390
Cash paid for income taxes	$664	$749
Cash paid for amounts included in the measurement of operating lease liabilities	$2,771	$1,336
Changes in purchases of property and equipment in accounts payable and accrued expenses	$(1,401)	$1,209
Advance billings on deferred revenue included in accounts receivable	$45,000	$—
Non-cash impact right-of-use asset and operating lease liabilities	$4,004	$3,120

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT5528, a second-generation Bicycle® Toxin Conjugate (“BTCTM”) targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, BT8009, a second-generation BTC targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle tumor-targeted immune cell agonist® (“Bicycle TICATM”) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs. Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies.

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

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $340.4 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares, convertible preferred shares and American Depositary Shares (“ADSs”), including offerings pursuant to its at-the-market offering program (“ATM”), proceeds received from its collaboration arrangements (Note 9) and borrowings from the Loan Agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $42.6 million and $81.7 million for the three and six months ended June 30, 2023, respectively, and $26.8 million and $54.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $412.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet as of June 30, 2023, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows for the three and six months ended June 30, 2023 and 2022, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Accounts receivable

Accounts receivable generally represents amounts due under the Company’s collaboration agreements. The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. As of June 30, 2023, accounts receivable consists of amounts due under the collaboration agreement between BicycleTx Limited and Bayer Consumer Care AG (“Bayer”). To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of June 30, 2023.

Recently adopted accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and six months ended June 30, 2023, that are of significance or potential significance to the Company.

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

The carrying values of cash and cash equivalents, accounts receivable, research and development incentives receivable, prepaid expenses other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of June 30, 2023, and December 31, 2022, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of June 30, 2023, and December 31, 2022, there were no assets or liabilities measured at fair value on a recurring basis.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents consisted of interest-bearing money market funds and 30-day term deposits, which are considered Level 1 assets. The Company had $3.8 million and $276.1 million of cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$15,763	$14,872
Leasehold improvements	10,917	10,736
Computer equipment and software	484	441
Furniture and office equipment	850	924
	28,014	26,973
Less: Accumulated depreciation and amortization	(10,442)	(7,863)
	$17,572	$19,110

As of June 30, 2023 and December 31, 2022, approximately $0.4 million and $2.3 million, respectively, of laboratory equipment was not yet placed in service. Depreciation expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee compensation and benefits	$7,131	$9,928
Accrued external research and development expenses	20,629	10,859
Accrued professional fees	1,911	1,068
Current portion of operating lease liabilities	4,680	3,125
Accrued income tax	1,906	970
Other	1,005	502
	$37,262	$26,452

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA and the Second Amendment to LSA and concluded that these amendments represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at June 30, 2023.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively, and for the three and six months ended June 30, 2022, was $0.9 million and $1.7 million, respectively.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Term loan payable	$30,000	$30,000
End of term charge	818	682
Unamortized debt issuance costs	(305)	(367)
Carrying value of term loan	$30,513	$30,315

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	31,500
Total	$31,500

7. Ordinary shares

Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary. As of June 30, 2023, and December 31, 2022, the Company had not declared any dividends.

As of June 30, 2023, and December 31, 2022, the Company’s authorized share capital consisted of 59,612,613 and 57,820,181 ordinary shares, respectively, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs, each ADS representing one ordinary share. During the three and six months ended June 30, 2023, the Company issued and sold 520,000 and 620,000 ADSs, respectively, representing the same number of ordinary shares, for gross proceeds of $12.5 million and $15.3 million, respectively, resulting in net proceeds of $12.1 million and $14.8 million, respectively, after deducting sales commissions and offering expenses of $0.4 million and $0.5 million, respectively. No ADSs were issued or sold pursuant to the Sales Agreement during the three or six months ended June 30, 2022.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2023, the number of shares reserved for issuance under the 2020 Plan was increased by 1,493,694 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of June 30, 2023, there were 860,637 shares available for issuance.

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

As of June 30, 2023, there were options to purchase 4,595,604 shares and RSUs for 402,970 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2023, there were 2,121,705 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 298,738 shares effective January 1, 2023. As of June 30, 2023, the total number of shares available for issuance under the ESPP was 1,200,413 ordinary shares. As of June 30, 2023, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development expenses	$3,988	$2,642	$8,584	$5,006
General and administrative expenses	4,205	3,031	8,651	10,865
	$8,193	$5,673	$17,235	$15,871

Share options

The following table summarizes the Company’s option activity since December 31, 2022:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,898,888	$22.45	7.64	$71,002
Granted	1,571,065	27.96	—	—
Exercised	(13,266)	12.38	—	—
Forfeited	(149,760)	29.46	—	—
Outstanding as of June 30, 2023	7,306,927	$23.51	7.33	$53,311
Vested and expected to vest as of June 30, 2023	7,306,927	$23.51	7.33	$53,311
Options exercisable as of June 30, 2023	4,080,929	$17.76	6.12	$45,968

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2023 and 2022 was $20.45 per share and $35.32 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively and was $0.2 million and $1.2 million for the three and six months ended June 30, 2022, respectively.

Total share-based compensation expense for share options granted was $6.8 million and $14.2 million for the three and six months ended June 30, 2023, respectively, and was $5.0 million and $12.4 million for the three and six months ended June 30, 2022, respectively. Expense for non-employee consultants for the three and six months ended June 30, 2023 and 2022 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.6%	2.8%	3.8%	1.8%
Expected volatility	83.7%	82.9%	83.6%	81.9%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.1	6.0

As of June 30, 2023, total unrecognized compensation expense related to the unvested employee and director share options was $65.3 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2022	187,725	$60.86
Granted	321,839	29.59
Vested	(78,781)	52.87
Forfeited	(27,813)	41.18
Unvested at June 30, 2023	402,970	$38.81

The fair value of RSUs that vested during the three and six months ended June 30, 2023, was $0.5 million and $2.1 million, respectively, and for the three and six months ended June 30, 2022, was zero and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $1.4 million and $3.0 million for the three and six months ended June 30, 2023, respectively, and was $0.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the total unrecognized compensation expense related to unvested RSUs was $13.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

9. Significant agreements

For the three and six months ended June 30, 2023 and 2022, the Company recognized revenue for its collaborations with Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”), the Dementia Discovery Fund (“DDF”), and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration revenues
Ionis	2,557	2,255	5,341	4,569
Genentech	7,636	872	9,748	2,346
Dementia Discovery Fund	—	86	—	158
AstraZeneca	1,204	1,165	1,204	1,165
Total collaboration revenues	$11,397	$4,378	$16,293	$8,238

Bayer Collaboration Agreement

On May 4, 2023, the Company and Bayer entered into a collaboration and license agreement (the “Bayer Collaboration Agreement”), pursuant to which the parties will perform research and discovery activities under a mutually agreed upon research plan during a research term up to a specified number of years per target program to generate radiopharmaceutical compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint research committee. In addition, Bayer has a one-time right to expand the collaboration to include a third target program, and with respect to each of the up to three target programs, Bayer has an option, exercisable within a specified period of time following the effective date of the Bayer Collaboration Agreement, to generate, develop and commercialize non-radiopharmaceutical compounds directed to the applicable target, either itself or in collaboration with the Company. Bayer also has certain limited target substitution rights, in certain cases subject to specified additional payments.

For each collaboration program, Bayer may elect, at its sole discretion, to progress compounds arising from activities under the research programs into further preclinical development of potential products directed to the target of such collaboration program. On a target-by-target basis, if Bayer elects to progress development candidates directed to such target into further clinical development, Bayer will be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products directed to the applicable target.

Bayer agreed to pay an upfront payment to the Company of $45.0 million, which was received in July 2023. All other payments under the Bayer Collaboration Agreement will be made in British Pound Sterling. If Bayer elects to expand the collaboration to include an additional target program, it will be required to make a one-time payment to the Company in connection with the selection of such target in the high single digit millions. In addition, on a target-by-target basis, if Bayer elects to exercise its option to expand its rights with respect to such target to develop and commercialize non-radiopharmaceutical compounds directed to such target, Bayer will be required to pay to the Company, for each such target program for which it exercises such option, either a one-time option fee payment or quarterly payments of specified installment amounts for a specified maximum time period during which the Company is performing research activities, with the aggregate amounts receivable by the Company ranging from the high single digit millions in the case of the one-time option fee payment, to the low single digit millions in the case of the quarterly installments, in each case where the Company is performing specified research activities following the exercise of the option. Additionally, for each collaboration program, Bayer will reimburse the Company for certain expenses incurred in connection with specified research and discovery activities performed by a contract research organization (“CRO”).

On a target-by-target basis for the up to three targets, if Bayer elects to progress one or more candidate compounds into further development, Bayer will be required to pay a candidate selection fee for the first such compound progressed by Bayer directed to such target that incorporates a radionuclide, and for the first such compound directed to such target that does not incorporate a radionuclide (and for which Bayer has not paid the one-time option fee payment for non-radiopharmaceutical compounds), ranging from high single-digit millions to the mid single-digit millions. On a target-by-target basis, if Bayer successfully conducts clinical development and achieves regulatory approval for compounds arising from the collaboration directed to such target in two indications, Bayer will be required to pay to the Company development and regulatory/first commercial sale milestones of up to £178.3 million for the first product directed to the applicable target to achieve such milestones (whether radiopharmaceutical or non-radiopharmaceutical), or £534.9 million across all three potential target programs. In addition, if Bayer successfully commercializes products arising from the collaboration, Bayer will be required to pay to the Company, on a product-by-product basis, tiered royalties on net sales of products by Bayer, its affiliates or sublicensees at percentages ranging from the mid-single digits to the very low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor. If Bayer commercializes diagnostic products directed to a target, royalties will be payable on such diagnostic products at a specified reduced percentage of the rates for therapeutic products. Royalties will be payable under the Bayer Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product, until the latest of (a) the expiration of the last valid claim of certain patents licensed by the Company to Bayer, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country. On a target-by-target basis, Bayer will also owe the Company tiered sales milestones based on the achievement of specified levels of net sales of therapeutic products directed to such target totaling up to £194.5 million in the aggregate per target, or £583.5 million across all three potential target programs, and on diagnostic products directed to such target at a low double digit percentage of the therapeutic product milestones.

The Bayer Collaboration Agreement will remain in force on a product-by-product and country-by-country basis, unless earlier terminated by either party, until the expiration of the obligation for Bayer to make royalty payments to the Company for such product in such country, and will terminate in its entirety on the expiration of all such royalty terms in all countries. Either party may terminate the agreement upon 90 days’ written notice for the other party’s uncured material breach (or 20 business days in the case of non-payment by Bayer), subject to extension of such cure period in certain circumstances, or upon the other party’s insolvency. In addition, the Company has the right to terminate in the case of a patent challenge by or on behalf of Bayer (or any of its affiliates or sublicensees). In addition, Bayer may terminate the Bayer Collaboration Agreement (i) in its entirety or with respect to any product, collaboration program or target for any reason upon 60 or 90 days’ written notice to the Company (depending on whether such termination is prior to or following first commercial sale of a licensed product). The closing of the Bayer Collaboration Agreement was subject to the clearance of the transaction under the U.K. National Security and Investment Act 2021, which occurred on June 22, 2023 (the “Effective Date”).

Accounting Analysis

At inception of the Bayer Collaboration Agreement, the Company identified the following performance obligations:

(i)	Two combined performance obligations comprised of the license and the related research and development services during the research term associated with radiopharmaceutical compounds for the first and second targets;
(ii)	A material right associated with certain limited substitution rights with respect to either the first or second target;
(iii)	Two material rights associated with the option to progress radiopharmaceutical candidates directed to the first and second targets into further development;
(iv)	Two material rights associated with the options to generate, develop, and commercialize non-radiopharmaceutical compounds for each of the first and second targets, for which each option includes an underlying option for research and development services and an option to progress non-radiopharmaceutical candidates directed to the first and second targets into further development; and
(v)	A material right related to the option to expand the collaboration to include a third target, which upon exercise includes research and development services during the research term associated with radiopharmaceutical compounds directed to the third target, as well as underlying options for: certain limited substitution rights; an option to progress a radiopharmaceutical candidate directed to the third target into further development; and an option to generate, develop, and commercialize non-radiopharmaceutical compounds directed to the third target, inclusive of an underlying option for research and development services and an option to progress a non-radiopharmaceutical candidate into further development.

The Company’s participation in the joint research committee was assessed as immaterial in the context of the contract.

The Company concluded that the license granted at contract inception is not distinct from the research and development services as Bayer cannot obtain the benefit of the license without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as they relate to constrained peptide technology that is not available in the marketplace. As a result, for each target, the license has been combined with the research and development services into a single performance obligation which is the combined performance obligation comprised of the license and related research and development services.

In assessing whether the various options under the Bayer Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above, the Company concluded that each of the options provided Bayer with a discount that it otherwise would not have received.

The transaction price was initially determined to be $47.5 million, consisting of the $45.0 million upfront fee and an estimated $2.5 million for the reimbursement of certain external CRO costs. The Company utilized the expected value method to determine the amount of variable consideration to be received. Additional payments to the Company upon Bayer’s exercise of options are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option. The estimated $2.5 million in variable consideration was first allocated entirely to the first and second target combined performance obligations as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligations and allocating the variable consideration entirely to those performance obligations is consistent with the allocation objective in ASC 606. The remaining transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for the first and second targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees that Bayer would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Bayer would exercise the options. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Two combined performance obligations related to the licenses and research and development services associated with radiopharmaceutical compounds directed to the first and second targets	$14,976
Material right associated with limited substitution rights for either the first or second target	1,527
Two material rights associated with the option to progress radiopharmaceutical candidates directed to the first and second targets into further development	14,691
Two material rights associated with the option to progress a non-radiopharmaceutical compound directed to the first and second targets	8,703
Material right for the option to expand the collaboration to include a third target and the underlying additional option rights	7,603
$47,500

The Company will recognize revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of full-time equivalent efforts and external costs incurred to date as a percentage of total expected full-time equivalent efforts and external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately four years expected to commence during the three month period ending September 30, 2023, and the remaining material rights are expected to be exercised or expire within approximately seven years from contract inception.

The Company did not recognize any revenue in connection with the Bayer Collaboration Agreement in any of the three or six months ended June 30, 2023 or 2022. As of June 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $44.5 million and zero, respectively, in connection with the Bayer Collaboration Agreement.

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

Accounting Analysis

Upon the execution of the Novartis Collaboration Agreement, the Company identified the following performance obligations:

(i)	Two combined performance obligations comprised of the Novartis Research License and the related research and development services during the research term for the first and second targets;

(ii)	Two material rights associated with certain limited substitution rights with respect to the first and second targets;

(iii)	Two material rights associated with the option to progress development candidates that incorporate a radionuclide with respect to the first and second target; and

(iv)	Two material rights associated with the option to progress development candidates that do not incorporate a radionuclide with respect to the first and second target.

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

The total transaction price was initially determined to be $50.0 million, consisting of the $50.0 million upfront fee. The Company utilizes the most likely amount method to determine the amount of variable consideration to be received. Variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved. Additional consideration to be paid to the Company upon the exercise of options by Novartis is excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for each of the targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees Novartis would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Novartis would exercise the options. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

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
$50,000

The Company will recognize revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately three years expected to commence during the three month period ending September 30, 2023, and the remaining material rights are expected to be exercised or expire within approximately six years from contract execution.

The Company did not recognize any revenue in connection with the Novartis Collaboration Agreement in any of the three or six months ended June 30, 2023 or 2022. As of June 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $51.6 million and zero, respectively, in connection with the Novartis Collaboration Agreement.

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

In December 2021, the Company and Ionis entered into an amendment to the Ionis Collaboration Agreement (the “Ionis Amendment”). Ionis paid the Company $1.6 million and the Company agreed to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. The Company will perform the additional research services for an initial six-month period, which was extended in August 2022 for an additional three months, in exchange for consideration of $0.8 million. In October 2022, Ionis exercised an option it had for the Company to perform additional research services for an additional six months in exchange for the remaining consideration of $0.8 million. In April 2023, the Company and Ionis entered into the third amendment to the Ionis Collaboration Agreement (the “Third Ionis Amendment”). Ionis paid the Company $0.8 million and the Company agreed to perform additional research services to continue to evaluate and optimize the new product candidates that target the TfR1 receptor. The Company will perform the additional research services for a period of one year in exchange for consideration of $0.8 million.

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

The Company concluded that the Third Ionis Amendment will be accounted for as a contract modification to the separate contract under the Ionis Amendment, as the services are not distinct from the services provided under the Ionis Amendment. The Company is recognizing the $0.8 million associated with the services for the additional one-year period as revenue as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

For the three and six months ended June 30, 2023, the Company recognized revenue of $2.6 million and $5.3 million, respectively, and for the three and six months ended June 30, 2022, the Company recognized revenue of $2.3 million and $4.6 million, respectively. As of June 30, 2023, and December 31, 2022, the Company recorded deferred revenue of $17.7 million and $21.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendments, and Ionis Evaluation and Option Agreement.

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
$33,000

The Company recognizes revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the material rights will be exercised or expire within approximately four years from contract execution. In June 2023, Genentech terminated Genentech Collaboration Program #1 and revenue of $6.0 million was recognized during the three and six months ended June 30, 2023 related to the expiration of the material right associated with the LSR Go Option for Collaboration Program #1.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add additional Genentech Collaboration Programs (Genentech Collaboration Program #3 and Genentech Collaboration Program #4) and paid to the Company an expansion fee of $10.0 million for each option. For the first Expansion Option, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company exercised judgment and concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for the first Expansion Option, is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. For the first Expansion Option, the additional arrangement consideration of $11.0 million received upon the option exercises and the $3.5 million originally allocated to the first Expansion Option material right of $3.5 million is allocated to the underlying goods and services associated with the first Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm associated with the first Expansion Option achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. For the second Expansion Option, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the $3.5 million originally allocated to the second Expansion Option material right is allocated to the underlying goods and services associated with the second Expansion option on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company recognizes the $8.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services and $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years for each program using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligations. The amount allocated to the material rights associated with an LSR Go Options for Genentech Collaboration Program #3 and Genentech Collaboration #4 of $7.4 million and $7.4 million, respectively, limited substitution material rights of $0.7 million and $0.7 million, respectively, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration #4 of $0.1 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of each respective option which is expected to be within approximately four years of the Expansion Option exercise. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

During the three and six months ended June 30, 2023, the Company recognized revenue of $7.6 million and $9.7 million, respectively, and during the three and six months ended June 30, 2022, the Company recognized revenue of $0.9 million and $2.3 million, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded $31.1 million and $39.3 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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
$5,650

In June 2019, AstraZeneca selected a replacement target for the third target, and as such a new Research Term was started related to the Target Three Research License and Related Services. The total transaction price under the arrangement increased to $6.3 million for the additional research and development funding to be received. The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent effort expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue and the Company commenced revenue recognition upon exercise of or upon expiry of the option. In October 2020, August 2021, and June 2022, AstraZeneca terminated the collaboration activities related to the third target, sixth and fifth targets, respectively, and the deferred revenue related to the associated material rights was recognized. In April 2023, AstraZeneca terminated the collaboration activities related to the fourth target and the deferred revenue related to the associated material right was recognized during the three months ended June 30, 2023. As of June 30, 2023, there are no research programs remaining under the AstraZeneca Collaboration Agreement.

For the three and six months ended June 30, 2023, the Company recognized revenue of $1.2 million and $1.2 million, respectively, and for the three and six months ended June 30, 2022, the Company recognized revenue of $1.2 million and $1.2 million, respectively. As of June 30, 2023, and December 31, 2022, the Company recorded zero and $1.1 million, respectively, of deferred revenue in connection with the Additional Four Target Option and related contracts.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	June 30,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$—	$(543)	$44,457
Novartis collaboration deferred revenue	—	50,000	—	1,553	51,553
Ionis collaboration deferred revenue	21,489	870	(5,341)	695	17,713
Genentech collaboration deferred revenue	39,308	—	(9,748)	1,554	31,114
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,870	$(16,293)	$3,387	$144,837

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$99	$(9,347)	$(3,378)	$21,489
Genentech collaboration deferred revenue	34,436	12,000	(3,565)	(3,563)	39,308
DDF collaboration deferred revenue	428	—	(386)	(42)	—
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(120)	1,076
Total deferred revenue	$71,340	$12,099	$(14,463)	$(7,103)	$61,873

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at June 30, 2023 or December 31, 2022.

As of June 30, 2023, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $32.1 million, $33.0 million, $3.6 million, and $22.0 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$3,927	$3,213	$8,823	$7,032
Revenue recognized based on expiration of material rights	7,470	1,165	7,470	1,206
Total	$11,397	$4,378	$16,293	$8,238

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $4.1 million and $3.6 million at June 30, 2023 and December 31, 2022, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three and six months ended June 30, 2023.

10. Income taxes

During the three and six months ended June 30, 2023 the Company recorded an income tax benefit of $0.5 million and $1.1 million, respectively, and during the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $0.4 million and $0.9 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The Company's income tax benefit is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

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

deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of June 30, 2023 and December 31, 2022.

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

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which was renewed in December 2021 for five years through December 2026. The annual rent for the lease was approximately $0.6 million. Service charges were also payable based on floor area and are estimated to be approximately $0.2 million per year. In April 2023, the Company entered into a deed of surrender related to the lease, pursuant to which the lease was terminated effective immediately. As a result of the deed, the Company derecognized the lease liability and right of use asset associated with the lease. The Company also paid termination-related fees of $0.3 million in connection with the deed, which were recorded as a loss on lease termination and are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$1,367	$1,036	$2,693	$1,942
Variable lease cost	803	328	1,451	595
Total lease cost	$2,170	$1,364	$4,144	$2,537

The weighted average remaining operating lease term was 3.4 years and 4.7 years as of June 30, 2023 and 2022, respectively, and the weighted average discount rate was 7.61% and 7.04% as of June 30, 2023 and 2022, respectively.

The following table summarizes the maturities of the Company’s operating leases as of June 30, 2023 (in thousands):

Year Ending December 31,
2023	2,841
2024	5,767
2025	5,855
2026	3,347
2027	821
Present value adjustment	(2,070)
Total lease liabilities	16,561
Less: current lease liabilities	(4,680)
Long term lease liabilities	$11,881

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have a separate agreement with a third party that provides for additional future milestone payments by us upon the achievement of specified development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We also have a separate agreement with a third party that provides for future milestone payments by us upon the achievement of specified regulatory, development, commercial, and sales-based milestones, with an aggregate total, on a product-by-product basis, of $1.3 million. These additional milestone payments are contingent upon future events. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023, and December 31, 2022.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(42,603)	$(26,828)	$(81,667)	$(54,392)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	30,191,693	29,648,564	30,097,234	29,626,974
Net loss per share, basic and diluted	$(1.41)	$(0.90)	$(2.71)	$(1.84)

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

	June 30,
	2023	2022
Restricted ordinary shares	402,970	187,725
Options to purchase ordinary shares	7,306,927	5,634,144
	7,709,897	5,821,869

13. Related party transactions

The Company has entered into the Founder Royalty Agreement, as amended, with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreement, as amended, to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.1 million and $0.1 million during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2022, respectively.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2023	2022
United States	$9,449	$4,466
United Kingdom	24,145	28,302
	$33,594	$32,768

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

15. Subsequent events

On July 17, 2023, the Company completed an underwritten public offering of its securities, pursuant to which the Company issued and sold 6,117,648 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, which included 1,411,764 ADSs sold upon the underwriters’ full exercise of their option to purchase additional ADSs, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, at a public offering price of $21.25 per ADS or non-voting ordinary share, respectively. The transaction resulted in gross proceeds to the Company of $230.0 million, and after deducting underwriting discounts, commissions, and estimated offering expenses of $14.5 million, net proceeds to the Company of approximately $215.5 million.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT5528, BT8009, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares, or ADSs, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration arrangements with Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our Loan and Security Agreement, as amended, or the Loan Agreement with Hercules Capital, Inc., or Hercules. From our inception in 2009 through June 30, 2023, we have received gross proceeds of $579.9 million from the sale of ADSs, ordinary shares and convertible preferred shares; and $188.1 million of cash payments under our collaboration revenue arrangements, including, $50.0 million from Novartis, $47.4 million from Ionis, $56.0 million from Genentech, $10.3 million from AstraZeneca, and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan Agreement with Hercules. In July 2023, we also received a $45.0 million upfront payment for a collaboration and license agreement with Bayer Consumer Care AG, or Bayer as well as gross proceeds of $230.0 million from the issuance and sale of 6,117,648 ADSs and 4,705,882 non-voting ordinary shares. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $42.6 million and $81.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, we had an accumulated deficit of $412.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of June 30, 2023, we had cash and cash equivalents of $340.4 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of June 30, 2023, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Collaboration revenues	$11,397	$4,378	$7,019
Operating expenses:
Research and development	39,720	19,854	19,866
General and administrative	14,788	11,824	2,964
Total operating expenses	54,508	31,678	22,830
Loss from operations	(43,111)	(27,300)	(15,811)
Other income (expense):
Interest income	812	908	(96)
Interest expense	(821)	(883)	62
Total other income (expense), net	(9)	25	(34)
Net loss before income tax provision	(43,120)	(27,275)	(15,845)
Benefit from income taxes	(517)	(447)	(70)
Net loss	$(42,603)	$(26,828)	$(15,775)

Collaboration Revenues

Collaboration revenues increased by $7.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase of $6.8 million from our collaboration with Genentech which was primarily a result of the recognition of revenue associated with the expiration of a material right upon the termination of Genentech Collaboration Program #1.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended June 30,
	2023	2022	Change

	(in thousands)
BT5528 (EphA2)	$2,335	$2,544	$(209)
BT8009 (Nectin‑4)	10,096	2,419	7,677
BT1718 (MT1)	154	161	(7)
Bicycle tumor-targeted immune cell agonists	6,234	3,175	3,059
Other discovery and platform related expense	8,989	4,655	4,334
Employee and contractor related expenses	11,369	7,168	4,201
Share-based compensation	3,988	2,642	1,346
Facility expenses	2,577	1,560	1,017
Research and development incentives and government grants	(6,022)	(4,470)	(1,552)
Total research and development expenses	$39,720	$19,854	$19,866

Research and development expenses increased by $19.9 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to an increase of $14.9 million in direct program spend, primarily associated with clinical program expenses for BT8009 due to the ongoing Phase II expansion portion of the Phase I/II clinical trial, Bicycle TICA program development expenses, and other discovery and platform related expenses including costs of our collaboration agreements, as well as increases of $4.2 million in employee and contractor related expenses attributable to increased headcount, $1.3 million of incremental share-based compensation expense associated with equity grants issued since the same period in the prior year, and $1.0 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021 as well as our U.S. lease entered into in January 2023. These increases were offset by $1.6 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through June 30, 2023, we have incurred approximately $35.9 million, $45.3 million, and $15.3 million of direct external expenses for the development of the BT5528, BT8009, and BT1718, respectively, since their candidate nominations, and an aggregate of $33.7 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended June 30,
	2023	2022	Change

	(in thousands)
Personnel-related costs	$4,374	$3,640	$734
Professional and consulting fees	4,060	2,314	1,746
Other general and administration costs	2,539	2,159	380
Share-based compensation	4,205	3,031	1,174
Effect of foreign exchange rates	(390)	680	(1,070)
Total general and administrative expenses	$14,788	$11,824	$2,964

General and administrative expenses increased by $3.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase is primarily due to an increase of $1.7 million in professional and consulting fees that is primarily related to increased legal fees, an increase of $ 1.2 million in share-based compensation expense primarily associated with equity grants issued since the same period in the prior year, and an increase of $0.7 million in personnel-related costs as a result of increased headcount. These increases were offset by a decrease of $1.1 million resulting from the effect of foreign exchange rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change

	(in thousands)
Collaboration revenues	$16,293	$8,238	$8,055
Operating expenses:
Research and development	71,931	34,138	37,793
General and administrative	29,276	28,783	493
Total operating expenses	101,207	62,921	38,286
Loss from operations	(84,914)	(54,683)	(30,231)
Other income (expense):
Interest income	3,741	1,126	2,615
Interest expense	(1,629)	(1,701)	72
Total other income (expense), net	2,112	(575)	2,687
Net loss before income tax provision	(82,802)	(55,258)	(27,544)
Benefit from income taxes	(1,135)	(866)	(269)
Net loss	$(81,667)	$(54,392)	$(27,275)

Collaboration Revenues

Collaboration revenues increased by $8.1 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases of $7.4 million from our collaboration with Genentech which was primarily a result of the recognition of revenue associated with the expiration of a material right upon the termination of Genentech Collaboration Program #1, and $0.8 million from our collaboration with Ionis.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Six Months Ended June 30,
	2023	2022	Change

	(in thousands)
BT5528 (EphA2)	$5,528	$3,946	$1,582
BT8009 (Nectin‑4)	15,465	3,633	11,832
BT1718 (MT1)	314	348	(34)
Bicycle tumor-targeted immune cell agonists	11,111	4,698	6,413
Other discovery and platform related expense	17,194	9,094	8,100
Employee and contractor related expenses	22,162	12,750	9,412
Share-based compensation	8,584	5,006	3,578
Facility expenses	4,764	2,350	2,414
Research and development incentives and government grants	(13,191)	(7,687)	(5,504)
Total research and development expenses	$71,931	$34,138	$37,793

Research and development expenses increased by $37.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due primarily to an increase of $27.9 million in direct program spend, primarily associated with clinical program expenses for BT8009 due to the ongoing Phase II expansion portion of the Phase I/II clinical trial, clinical program expenses for BT5528, Bicycle TICA program development expenses, and increased other discovery and platform related expenses, as well as increases of $9.4 million in employee and contractor related expenses attributable to increased headcount, $3.6 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year, and $2.4 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021 as well as our U.S. lease entered into in January 2023. These increases were offset by $5.5 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Six Months Ended June 30,
	2023	2022	Change

	(in thousands)
Personnel-related costs	$8,516	$6,892	$1,624
Professional and consulting fees	7,192	5,998	1,194
Other general and administration costs	4,854	4,235	619
Share-based compensation	8,651	10,865	(2,214)
Effect of foreign exchange rates	63	793	(730)
Total general and administrative expenses	$29,276	$28,783	$493

General and administrative expenses increased by $0.5 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase is primarily due to a $1.6 million increase in personnel-related costs primarily due to increased headcount as well as an increase in professional and consulting fees that was primarily related to increased legal fees. These increases were offset by a decrease of $2.2 million in share-based compensation expense primarily associated with certain equity grants issued to our non-employee directors in January 2022 that were fully vested on the date of grant.

Other Income (Expense), net

Other income (expense), net increased by $2.7 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase of $2.6 million in interest income related to higher interest rates and interest earned on our cash equivalents.

Liquidity and Capital Resources

Liquidity

From our inception through June 30, 2023, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, non-voting ordinary shares, and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

On July 17, 2023, we completed an underwritten public offering of our securities, pursuant to which the Company issued and sold 6,117,648 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, which included 1,411,764 ADSs sold upon the underwriters’ full exercise of their option to purchase additional ADSs, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, at a public offering price of $21.25 per ADS or non-voting ordinary share, respectively. The transaction resulted in gross proceeds to the Company of $230.0 million, and after deducting underwriting discounts, commissions, and estimated offering expenses of $14.5 million, net proceeds to the Company of approximately $215.5 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(12,315)	$(49,931)
Net cash used in investing activities	(2,376)	(14,555)
Net cash provided by financing activities	15,010	645
Effect of exchange rate changes on cash	960	(2,070)
Net increase (decrease) in cash and cash equivalents	$1,279	$(65,911)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $12.3 million as compared to $49.9 million for the six months ended June 30, 2022. The decrease in cash used in operations of $37.6 million is primarily due to an increase in net loss of $27.3 million as described in the Results of Operations above as well as a net increase in non-cash expenses, including an increase of $1.4 million in share-based compensation expense and an increase of $2.2 million in depreciation and amortization, offset by a decrease of $2.1 million in the deferred income tax benefit. These impacts were offset by an increase in cash flows from changes in our operating assets and liabilities of $63.5 million. The increase in cash flows from changes in operating assets and liabilities was primarily driven by increases resulting from changes in accounts receivable of $61.7 million, research and development incentives receivable of $14.0 million, accrued expenses and other current liabilities of $5.2 million, and prepaid expenses and other current assets of $1.8 million, offset by decreases resulting from changes in deferred revenue of $17.5 million, accounts payable of $1.3 million, and operating lease liabilities of $1.1 million.

Investing Activities

During the six months ended June 30, 2023 and 2022, we used $2.4 million and $14.6 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment. The decrease in cash used in investing activities of $12.2 million is primarily due to purchases of property and equipment associated with our U.K. lease entered into in December 2021.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $15.0 million, primarily consisting of net proceeds from our ATM program.

During the six months ended June 30, 2022, net cash provided by financing activities was $0.6 million, primarily consisting of net proceeds from the exercise of share options.

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

The following table summarizes our material contractual obligations as of June 30, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and continencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$18,631	$5,725	$11,124	$1,782
Debt obligations(2)	36,672	2,534	34,138	—
Total	$55,303	$8,259	$45,262	$1,782
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S.A. under operating leases with lease terms through March 2026 and December 2027.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payments under the Loan Agreement with Hercules as of June 30, 2023.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have a separate agreement with a third party which provides for additional future milestone payments by us upon the achievement of specified development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We also have a separate agreement with a third party that provides for future milestone payments by us upon the achievement of specified regulatory, development, commercial, and sales-based milestones, with an aggregate total, on a product-by-product basis, of $1.3 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones.

As of June 30, 2023, we had cash and cash equivalents of $340.4 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2023, we had cash and cash equivalents of $340.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of June 30, 2023. Our outstanding indebtedness with Hercules bears interest at an annual rate equal to the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. As of June 30, 2023, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.4 million for the three months ended June 30, 2023 and a foreign exchange loss of $0.1 million for the six months ended June 30, 2023, respectively. We recorded foreign exchange losses of $0.7 million and $0.8 million for the three and six months ended June 30, 2022, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Toxin Conjugate, or BTCTM, and Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $81.7 million and $54.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $412.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $340.4 million as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We are party to a secured term loan facility with Hercules. As of June 30, 2023, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of June 30, 2023, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade which did not exist prior to the end of the transition period until December 31, 2020. Further, should the United Kingdom diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could, therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

Brexit may influence the attractiveness of the United Kingdom as a place to conduct clinical trials. The European Union’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation, which entered into application on January 31, 2022. The Medicines & Healthcare products Regulatory Agency, or MHRA, has conducted a consultation on proposed revisions to U.K. clinical trials legislation, but it is currently unclear as to what extent the United Kingdom will seek to align its regulations with the European Union. Failure of the United Kingdom to closely align its regulations with the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization for our product candidates on the basis of clinical trials conducted in the United Kingdom. Pursuant to the Regulation, clinical trial data arising from a clinical trial site in a country outside of the EEA that is used in applications for clinical trial approval in the European Union must adhere to standards that are equivalent to those found in the Regulation. In the short term, there will be few changes to clinical trials that only have sites in the United Kingdom. The MHRA has confirmed that the sponsor of a clinical trial can be based in the EEA for an initial period following Brexit. Further investigational medicinal products can be supplied directly from the European Union/EEA to either a trial site or a distribution hub in Great Britain. Such products will require oversight by the holder of a U.K. Manufacturing and Import Authorisation but do not currently require recertification. The United Kingdom is now a “third country” for the purpose of clinical trials that have sites in the EEA. For such trials the sponsor/legal representative must be based in the EEA, and the trial must be registered on the EU Clinical Trials Register (including data on sites outside of the EEA).

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Seagen, Inc, which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) allows HHS to negotiate the price of certain high-expenditure drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in 2023, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.

As social media continues to expand, it also presents us with new risks and challenges. Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, artificial intelligence, or AI, based platforms are increasingly being used in the biopharmaceutical industry. While we have undertaken measures to restrict the internal use of public AI platforms, their use by people, including our vendors, suppliers and contractors, with access to our proprietary and confidential information, including trade secrets, may continue to increase and may lead to the release of such information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

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

Under our collaborations with DDF, Genentech, Ionis, Novartis, Bayer and Oxurion, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. In addition, Cancer Research UK is sponsoring and funding a Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current key employees might impede the achievement of our research, development and commercialization objectives. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials may make it more challenging to recruit and retain qualified personnel.

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

We have recently experienced significant growth in the number of our employees and the scope of our operations and expect to continue to expand, particularly in the areas of drug manufacturing, supply chain, clinical development, sales, marketing, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Cambridge, Massachusetts, at which many of our finance, management and administrative personnel work. Due to our limited resources, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through July 31, 2023, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The dual class structure of our shares may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

As of July 31, 2023, we had 36,714,816 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions as summarized in Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023.

Consequently, if holders of our non-voting ordinary shares exercise their option to make this re-designation, this will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. For example, the ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their shares as ordinary shares, the prior ordinary shares would have 88% of the voting power, and the former non-voting ordinary shares would represent 12% of the voting power.

There is no public market for our non-voting ordinary shares.

There is no public trading market for our non-voting ordinary shares, and we do not expect a market to develop. In addition, we do not intend to list the non-voting ordinary shares on The Nasdaq Global Select Market or any other securities exchange or nationally recognized trading system. Without an active trading market, the liquidity of the non-voting ordinary shares will be limited.

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

General Risks

Effective as of December 31, 2023, we will be a large accelerated filer, which may increase our costs and demands on management.

As a result of the market value of our ordinary shares and ADSs held by non-affiliates as of June 30, 2023, we will be a large accelerated filer as of December 31, 2023 and we will no longer qualify as a “smaller reporting company” as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ending March 31, 2024).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies. These requirements include, but are not limited to:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
●	the requirement that we provide full and more detailed disclosures regarding executive compensation.

Compliance with the additional requirements of being a large accelerated filer may increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. In addition, if we are not able to comply with the changing requirements in a timely manner, the market price of our ADSs could decline, and we could be subject to sanctioning or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

10.1*+	Employment Agreement, dated June 22, 2023, by and between Bicycle Therapeutics Inc. and Alethia Young.

10.2*†	Collaboration and Licence Agreement, dated May 4, 2023, by and between BicycleTx Limited and Bayer Consumer Care AG.

10.3*†	Amendment No. 3 to Collaboration and License Agreement, dated April 27, 2023, between BicycleTx Limited and Ionis Pharmaceuticals, Inc.

Exhibit Number	Description
10.4*	Third Amendment to Loan and Security Agreement, dated as of May 15, 2023, by and among Bicycle Therapeutics plc and each of its Subsidiaries, the Lenders, and Hercules Capital, Inc., as Agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

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

BICYCLE THERAPEUTICS PLC

Date: August 3, 2023	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer

(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer

(Principal Financial Officer)