Form 10-Q
period 2023-09-30
BICYCLE THERAPEUTICS plc
filed 2023-11-02
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 37,715,666 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTCTM, Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM and other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of our third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	recent adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) that could harm our business, increase the costs of our products or services, limit their use or adoption, and otherwise negatively affect our operating results and business; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$572,086	$339,154
Accounts receivable	—	2,045
Prepaid expenses and other current assets	13,673	9,022
Research and development incentives receivable	17,277	19,162
Total current assets	603,036	369,383
Property and equipment, net	15,599	19,110
Operating lease right-of-use assets	14,597	13,658
Other assets	5,451	8,458
Total assets	$638,683	$410,609
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,493	$6,472
Accrued expenses and other current liabilities	34,053	26,452
Deferred revenue, current portion	27,190	20,418
Total current liabilities	69,736	53,342
Long-term debt, net of discount	30,604	30,315
Operating lease liabilities, net of current portion	10,423	10,885
Deferred revenue, net of current portion	107,582	41,455
Other long‑term liabilities	4,316	3,829
Total liabilities	222,661	139,826
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 59,612,613 and 57,820,181 shares authorized at September 30, 2023 and December 31, 2022, respectively; 42,384,799 and 29,873,893 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	550	387
Additional paid-in capital	875,248	601,105
Accumulated other comprehensive income	2,885	387
Accumulated deficit	(462,661)	(331,096)
Total shareholders’ equity	416,022	270,783
Total liabilities and shareholders’ equity	$638,683	$410,609

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaboration revenues	$5,352	$3,040	$21,645	$11,278
Operating expenses:
Research and development	39,868	22,752	111,799	56,890
General and administrative	16,281	10,047	45,557	38,830
Total operating expenses	56,149	32,799	157,356	95,720
Loss from operations	(50,797)	(29,759)	(135,711)	(84,442)
Other income (expense):
Interest income	3,985	1,991	7,726	3,117
Interest expense	(814)	(817)	(2,443)	(2,518)
Total other income (expense), net	3,171	1,174	5,283	599
Net loss before income tax provision	(47,626)	(28,585)	(130,428)	(83,843)
Provision for (benefit from) income taxes	2,272	(238)	1,137	(1,104)
Net loss	$(49,898)	$(28,347)	$(131,565)	$(82,739)
Net loss per share, basic and diluted	$(1.26)	$(0.96)	$(3.95)	$(2.79)
Weighted average ordinary shares outstanding, basic and diluted	39,576,467	29,676,021	33,291,701	29,643,502

Comprehensives loss:
Net loss	$(49,898)	$(28,347)	$(131,565)	$(82,739)
Other comprehensive income:
Foreign currency translation adjustment	3,762	902	2,498	3,916
Total comprehensive loss	$(46,136)	$(27,445)	$(129,067)	$(78,823)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	877	—	1	—	—	1
Issuance of ADSs, net of commissions and offering expenses of $0.1 million	100,000	1	2,715	—	—	2,716
Issuance of ADSs upon vesting of restricted share units	56,988	1	—	—	—	1
Share-based compensation expense	—	—	9,042	—	—	9,042
Foreign currency translation adjustment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(39,064)	(39,064)
Balance at March 31, 2023	30,031,758	389	612,863	71	(370,160)	243,163
Issuance of ADSs upon exercise of share options	12,389	—	165	—	—	165
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	520,000	7	12,120	—	—	12,127
Issuance of ADSs upon vesting of restricted share units	21,793	—	—	—	—	—
Share-based compensation expense	—	—	8,193	—	—	8,193
Foreign currency translation adjustment	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	(42,603)	(42,603)
Balance at June 30, 2023	30,585,940	396	633,341	(877)	(412,763)	220,097
Issuance of ADSs upon exercise of share options	13,296	—	139	—	—	139
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $15.5 million	11,764,706	154	234,338	—	—	234,492
Issuance of ADSs upon vesting of restricted share units	20,857	—	—	—	—	—
Share-based compensation expense	—	—	7,430	—	—	7,430
Foreign currency translation adjustment	—	—	—	3,762	—	3,762
Net loss	—	—	—	—	(49,898)	(49,898)
Balance at September 30, 2023	42,384,799	$550	$875,248	$2,885	$(462,661)	$416,022

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

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(131,565)	$(82,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	24,665	21,239
Depreciation and amortization	4,892	2,303
Non-cash interest	289	359
Deferred income tax provision (benefit)	3,588	(2,640)
Changes in operating assets and liabilities:
Accounts receivable	2,482	348
Research and development incentives receivable	2,192	(3,064)
Prepaid expenses and other assets	(4,615)	(2,137)
Operating lease right‑of‑use assets	3,116	2,015
Accounts payable	3,835	4,931
Accrued expenses and other current liabilities	6,084	5,495
Operating lease liabilities	(2,983)	(1,446)
Deferred revenue	74,238	(969)
Other long-term liabilities	442	503
Net cash used in operating activities	(13,340)	(55,802)
Cash flows from investing activities:
Purchases of property and equipment	(2,878)	(17,539)
Net cash used in investing activities	(2,878)	(17,539)
Cash flows from financing activities:
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	249,335	—
Proceeds from the exercise of share options and sale of ordinary shares	306	804
Net cash provided by financing activities	249,641	804
Effect of exchange rate changes on cash, cash equivalents and restricted cash	57	(4,674)
Net increase (decrease) in cash, cash equivalents and restricted cash	233,480	(77,211)
Cash, cash equivalents and restricted cash at beginning of period	339,154	438,680
Cash, cash equivalents and restricted cash at end of period	$572,634	$361,469
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$572,086	$361,469
Restricted cash included in other assets	548	—
Total cash, cash equivalents and restricted cash	$572,634	$361,469
Supplemental disclosure of cash flow information
Cash paid for interest	$2,059	$2,099
Cash paid for income taxes	$664	$1,203
Cash paid for amounts included in the measurement of operating lease liabilities	$4,188	$2,245
Changes in purchases of property and equipment in accounts payable and accrued expenses	$(1,689)	$318
Non-cash impact right-of-use asset and operating lease liabilities	$3,898	$3,120

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycles, for diseases that are underserved by existing therapeutics. Bicycles are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT8009, a Bicycle® Toxin Conjugate (“BTCTM”) targeting Nectin-4, in a Company-sponsored Phase I/II clinical trial, BT5528, a BTC targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle tumor-targeted immune cell agonist® (“Bicycle TICATM”) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs. Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies.

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

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $572.1 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares, non-voting ordinary shares, convertible preferred shares and American Depositary Shares (“ADSs”), including offerings pursuant to its at-the-market offering program (“ATM”), proceeds received from its collaboration arrangements (Note 9) and borrowings from the Loan Agreement with Hercules Capital, Inc. (“Hercules”) (Note 6).

On July 17, 2023, the Company completed an underwritten public offering of its securities, pursuant to which it issued and sold 6,117,648 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, which included 1,411,764 ADSs sold upon the underwriters’ full exercise of their option to purchase additional ADSs, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, at a public offering price of $21.25 per ADS or non-voting ordinary share, respectively. The transaction resulted in gross proceeds to the Company of $230.0 million, and after deducting underwriting discounts, commissions, and offering expenses of $14.9 million, net proceeds to the Company of $215.1 million.

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs, each

ADS representing one ordinary share. During the three and nine months ended September 30, 2023, the Company issued and sold 941,176 and 1,561,176 ADSs, respectively, representing the same number of ordinary shares, for gross proceeds of $20.0 million and $35.3 million, respectively, resulting in net proceeds of $19.4 million and $34.2 million, respectively, after deducting sales commissions and offering expenses of $0.6 million and $1.1 million, respectively. No ADSs were issued or sold pursuant to the Sales Agreement during the three or nine months ended September 30, 2022.

The Company has incurred recurring losses since inception, including net losses of $49.9 million and $131.6 million for the three and nine months ended September 30, 2023, respectively, and $28.3 million and $82.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $462.7 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by the global health crises, domestic and global monetary and fiscal policy, bank failures, geopolitical conflicts such as the ongoing wars in Ukraine and Israel, rising inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

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

The accompanying condensed consolidated balance sheet as of September 30, 2023, condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Accounts receivable

Accounts receivable generally represents amounts due under the Company’s collaboration agreements. The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. As of September 30, 2023, the Company has no accounts receivable. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of September 30, 2023.

Recently adopted accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three and nine months ended September 30, 2023, that are of significance or potential significance to the Company.

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

The carrying values of cash and cash equivalents, accounts receivable, research and development incentives receivable, prepaid expenses other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of September 30, 2023, and December 31, 2022, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms. As of September 30, 2023, and December 31, 2022, there were no assets or liabilities measured at fair value on a recurring basis.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents included interest-bearing money market funds and 30-day term deposits, which are considered Level 1 assets. The Company had $63.4 million and $276.1 million of cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$15,087	$14,872
Leasehold improvements	10,547	10,736
Computer equipment and software	537	441
Furniture and office equipment	823	924
	26,994	26,973
Less: Accumulated depreciation and amortization	(11,395)	(7,863)
	$15,599	$19,110

As of September 30, 2023, property and equipment not yet placed in service was immaterial. As of December 31, 2022, approximately $2.3 million of laboratory equipment was not yet placed in service. Depreciation expense was $1.7 million and $4.9 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $2.2 million for the three and nine months ended September 30, 2022, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee compensation and benefits	$9,760	$9,928
Accrued external research and development expenses	18,010	10,859
Accrued professional fees	1,319	1,068
Current portion of operating lease liabilities	4,661	3,125
Other	303	1,472
	$34,053	$26,452

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity

Date using the effective interest method. The Company evaluated the First Amendment to LSA and the Second Amendment to LSA and concluded that these amendments represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at September 30, 2023.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three and nine months ended September 30, 2023 was $0.8 million and $2.3 million, respectively, and for the three and nine months ended September 30, 2022, was $0.8 million and $2.5 million, respectively.

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Term loan payable	$30,000	$30,000
End of term charge	881	682
Unamortized debt issuance costs	(277)	(367)
Carrying value of term loan	$30,604	$30,315

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2023	$—
2024	—
2025	31,500
Total	$31,500

7. Ordinary shares

The Company’s ordinary shares are divided into two classes: (i) ordinary shares and (ii) non-voting ordinary shares. Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of ADSs are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary.

The non-voting ordinary shares have the same rights and restrictions as the ordinary shares and otherwise rank pari passu in all respects with the ordinary shares except for the following:

●	a holder of non-voting ordinary shares shall, in relation to the non-voting ordinary shares held, have no right to receive notice of, or to attend or vote at, any general meeting of shareholders save in relation to a variation of class rights of the non-voting ordinary shares;
●	the non-voting ordinary shares shall be re-designated as ordinary shares by the Company’s board of directors, or a duly authorized committee or representative thereof, upon receipt of a re-designation notice and otherwise subject to the terms and conditions set out in the terms of issue. A holder of non-voting ordinary shares shall not be entitled to have any non-voting ordinary shares re-designated as ordinary shares where such re-designation would result in such holder thereof beneficially owning (for purposes of section 13(d) of the Exchange Act), when aggregated with “affiliates” and “group” members with whom such holder is required to aggregate beneficial ownership for the purposes of section 13(d) of the Exchange Act, in excess of 9.99% of any class of the Company’s securities registered under the Exchange Act (which percentage may be increased or decreased on a holder-by-holder basis subject to the provisions set out in the terms of issue); and
●	the non-voting ordinary shares shall be re-designated as ordinary shares automatically upon transfer of a non-voting ordinary share by its holder to any person that is not an “affiliate” or “group” member with whom such holder is required to aggregate beneficial ownership for purposes of section 13(d) of the Exchange Act. This automatic re-designation shall only be in respect of the non-voting ordinary shares that are subject to such transfer.

As of September 30, 2023, and December 31, 2022, the Company had not declared any dividends.

As of September 30, 2023, and December 31, 2022, the Company’s authorized share capital consisted of 59,612,613 and 57,820,181 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

As of September 30, 2023, there were 37,678,917 ordinary shares issued and outstanding and 4,705,882 non-voting ordinary shares issued and outstanding.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, representing 574,679 new shares, 544,866 shares that remained available for future issuance under the Company’s 2019 Share Option Plan (the “2019 Plan”) immediately prior to the effectiveness of the 2020 Plan and up to 3,654,012 shares subject to options that were granted under the 2019 Plan and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2023, the number of shares reserved for issuance under the 2020 Plan was increased by 1,493,694 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of September 30, 2023, there were 889,257 shares available for issuance.

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

As of September 30, 2023, there were options to purchase 4,620,330 shares and RSUs for 335,104 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2023, there were 2,103,250 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 298,738 shares effective January 1, 2023. As of September 30, 2023, the total number of shares available for issuance under the ESPP was 1,200,413 ordinary shares. As of September 30, 2023, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development expenses	$3,357	$2,637	$11,941	$7,643
General and administrative expenses	4,073	2,731	12,724	13,596
	$7,430	$5,368	$24,665	$21,239

Share options

The following table summarizes the Company’s option activity since December 31, 2022:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,898,888	$22.45	7.64	$71,002
Granted	1,859,315	27.57	—	—
Exercised	(26,562)	11.42	—	—
Forfeited	(419,621)	30.69	—	—
Outstanding as of September 30, 2023	7,312,020	$23.32	6.99	$29,629
Vested and expected to vest as of September 30, 2023	7,312,020	$23.32	6.99	$29,629
Options exercisable as of September 30, 2023	4,334,755	$18.39	5.75	$28,069

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2023 and 2022 was $20.16 per share and $32.91 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively and was $0.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively.

Total share-based compensation expense for share options granted was $6.3 million and $20.5 million for the three and nine months ended September 30, 2023, respectively, and was $4.7 million and $17.1 million for the three and nine months ended September 30, 2022, respectively. Expense for non-employee consultants for the three and nine months ended September 30, 2023 and 2022 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.1%	3.0%	3.9%	2.0%
Expected volatility	83.3%	84.1%	83.5%	82.2%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.1	6.0

As of September 30, 2023, total unrecognized compensation expense related to the unvested employee and director share options was $58.6 million, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2022	187,725	$60.86
Granted	321,839	29.59
Vested	(99,638)	51.39
Forfeited	(74,822)	39.55
Unvested at September 30, 2023	335,104	$38.40

The fair value of RSUs that vested during the three and nine months ended September 30, 2023, was $0.5 million and $2.6 million, respectively, and for the three and nine months ended September 30, 2022, was zero and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $1.2 million and $4.2 million for the three and nine months ended September 30, 2023, respectively, and was $0.7 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the total unrecognized compensation expense related to unvested RSUs was $11.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

9. Significant agreements

For the three and nine months ended September 30, 2023 and 2022, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”), the Dementia Discovery Fund (“DDF”), and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaboration revenues
Bayer	$434	$—	$434	$—
Novartis	772	—	772	—
Ionis	2,782	2,195	8,123	6,764
Genentech	1,364	798	11,112	3,144
Dementia Discovery Fund	—	47	—	205
AstraZeneca	—	—	1,204	1,165
Total collaboration revenues	$5,352	$3,040	$21,645	$11,278

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

The transaction price was initially determined to be $47.5 million, consisting of the $45.0 million upfront fee and an estimated $2.5 million for the reimbursement of certain external CRO costs. The Company utilized the expected value method to determine the amount of variable consideration to be received. Additional payments to the Company upon Bayer’s exercise of options are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option. The estimated $2.5 million in variable consideration was first allocated entirely to the first and second target combined performance obligations as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligations and allocating the variable consideration entirely to those performance obligations is consistent with the allocation objective in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, or ASC 606. The remaining transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for the first and second targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees that Bayer would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Bayer would exercise the options. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

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
$47,500

The Company will recognize revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of full-time equivalent efforts and external costs incurred to date as a percentage of total expected full-time equivalent efforts and external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately four years and the remaining material rights are expected to be exercised or expire within approximately seven years from contract inception.

During the three and nine months ended September 30, 2023, the Company recognized revenue of $0.4 million and $0.4 million, respectively, in connection with the Bayer Collaboration Agreement. The Company did not recognize revenue during the three and nine months ended September 30, 2022 in connection with the Bayer Collaboration Agreement. As of September 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $42.5 million and zero, respectively, in connection with the Bayer Collaboration Agreement.

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
$50,000

The Company will recognize revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately three years and the remaining material rights are expected to be exercised or expire within approximately six years from contract execution.

During the three and nine months ended September 30, 2023, the Company recognized revenue of $0.8 million and $0.8 million, respectively, in connection with the Novartis Collaboration Agreement. The Company did not recognize revenue during the three and nine months ended September 30, 2022 in connection with the Novartis Collaboration Agreement. As of September 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $49.1 million and zero, respectively, in connection with the Novartis Collaboration Agreement.

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

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company recognized the $0.8 million associated with the services in the initial six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. As the option to perform additional research services for an additional six months does not contain a material right, the Company accounted for Ionis’ exercise of the option in October 2022 as a separate contract. The Company recognized the $0.8 million associated with the services for the additional six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

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

For the three and nine months ended September 30, 2023, the Company recognized revenue of $2.8 million and $8.1 million, respectively, and for the three and nine months ended September 30, 2022, the Company recognized revenue of $2.2 million and $6.8 million, respectively. As of September 30, 2023, and December 31, 2022, the Company recorded deferred revenue of $14.5 million and $21.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendments, and Ionis Evaluation and Option Agreement.

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
$33,000

The Company recognizes revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the material rights will be exercised or expire within approximately four years from contract execution. In June 2023, Genentech terminated Genentech Collaboration Program #1 and revenue of $6.0 million was recognized during the nine months ended September 30, 2023 related to the expiration of the material right associated with the LSR Go Option for Collaboration Program #1.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add additional Genentech Collaboration Programs (Genentech Collaboration Program #3 and Genentech Collaboration Program #4) and paid to the Company an expansion fee of $10.0 million for each option. For the first Expansion Option, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company exercised judgment and concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for the first Expansion Option, is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. For the first Expansion Option, the additional arrangement consideration of $11.0 million received upon the option exercises and the $3.5 million originally allocated to the first Expansion Option material right is allocated to the underlying goods and services associated with the first Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm associated with the first Expansion Option achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. For the second Expansion Option, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the $3.5 million originally allocated to the second Expansion Option material right is allocated to the underlying goods and services associated with the second Expansion option on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company recognizes the $8.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services and $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years for each program using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligations. The amount allocated to the material rights associated with an LSR Go Options for Genentech Collaboration Program #3 and Genentech Collaboration #4 of $7.4 million and $7.4 million, respectively, limited substitution material rights of $0.7 million and $0.7 million, respectively, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration #4 of $0.1 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of each respective option which is expected to be within approximately four years of the Expansion Option exercise. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

During the three and nine months ended September 30, 2023, the Company recognized revenue of $1.4 million and $11.1 million, respectively, and during the three and nine months ended September 30, 2022, the Company recognized revenue of $0.8 million and $3.1 million, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded $28.7 million and $39.3 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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

Upon the execution of the Additional Four Target Option, the Company identified the following five performance obligations: (i) Research license and the related research and development services during the Bicycle Research Term for the third target (the “Target Three Research License and Related Services”); (ii) Material right associated with the development and exploitation license option for the third target (“Target Three Material Right”); (iii)

Material right associated with the research services option, including the underlying development and exploitation license option for the fourth target (“Target Four Material Right”); (iv) Material right associated with the research services option, including the underlying development and exploitation license option for the fifth target (“Target Five Material Right”); and (v) Material right associated with the research services option, including the underlying development and exploitation license option for the sixth target (“Target Six Material Right”). The total transaction price was initially determined to be $5.7 million, consisting of the $5.0 million option exercise fee and research and development funding of an estimated $0.7 million. The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. In June 2019, the transaction was increased to $6.3 million for additional research and development funding received.

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent effort expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue and the Company commenced revenue recognition upon exercise of or upon expiry of the option. In October 2020, August 2021, and June 2022, AstraZeneca terminated the collaboration activities related to the third target, sixth and fifth targets, respectively, and the deferred revenue related to the associated material rights of $1.5 million, $1.2 million, and $1.1 million, respectively, was recognized. In April 2023, AstraZeneca terminated the collaboration activities related to the fourth target and the deferred revenue related to the associated material right of $1.2 million was recognized during the nine months ended September 30, 2023. As of September 30, 2023, there are no research programs remaining under the AstraZeneca Collaboration Agreement.

For the three and nine months ended September 30, 2023, the Company recognized revenue of zero and $1.2 million, respectively, and for the three and nine months ended September 30, 2022, the Company recognized no revenue and $1.2 million, respectively, in connection with the AstraZeneca Collaboration Agreement. As of September 30, 2023, and December 31, 2022, the Company recorded zero and $1.1 million, respectively, of deferred revenue in connection with the AstraZeneca Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$(434)	$(2,045)	$42,521
Novartis collaboration deferred revenue	—	50,000	(772)	(178)	49,050
Ionis collaboration deferred revenue	21,489	870	(8,123)	227	14,463
Genentech collaboration deferred revenue	39,308	—	(11,112)	542	28,738
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,870	$(21,645)	$(1,326)	$134,772

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$99	$(9,347)	$(3,378)	$21,489
Genentech collaboration deferred revenue	34,436	12,000	(3,565)	(3,563)	39,308
DDF collaboration deferred revenue	428	—	(386)	(42)	—
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(120)	1,076
Total deferred revenue	$71,340	$12,099	$(14,463)	$(7,103)	$61,873

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at September 30, 2023 or December 31, 2022.

As of September 30, 2023, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $31.0 million, $31.9 million, $3.5 million, and $20.9 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$5,006	$3,040	$13,829	$10,072
Revenue recognized based on expiration of material rights	346	—	7,816	1,206
Total	$5,352	$3,040	$21,645	$11,278

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $4.1 million and $3.6 million at September 30, 2023 and December 31, 2022, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three and nine months ended September 30, 2023.

10. Income taxes

During the three and nine months ended September 30, 2023 the Company recorded an income tax provision of $2.3 million and $1.1 million, respectively, and during the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.2 million and $1.1 million, respectively. The Company is subject to United Kingdom corporate taxation. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid United Kingdom corporation tax. The provision for (benefit from) income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets benefitted in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), eliminated the option to immediately deduct research and development expenditures in the tax year that such costs are incurred. In accordance with the amendments, beginning on January 1, 2022, and continuing until the end of the second quarter of 2023, these research and development costs were capitalized by the Company and amortized over either a five- or 15-year period, depending on the location of the activities performed. In the third quarter of 2023, the Company completed an assessment, inclusive of an external tax analysis, and concluded that it is not required to capitalize certain research and development expenses incurred by its U.S. subsidiary associated with contractual research services performed on behalf of its U.K. subsidiary pursuant to an intercompany service arrangement because its U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research services. The change in estimate upon the completion of this analysis resulted in an income tax provision of $2.4 million during the three months ended September 30, 2023. The Company's income tax benefit recognized during the three and nine months ended September 30, 2022 is mainly the result of deferred tax assets benefitted in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered the Company’s history of cumulative net profits in the U.S., estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the U.S. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of September 30, 2023 and December 31, 2022.

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

The provision for (benefit from) income taxes recorded in the condensed consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible, U.K., federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

11. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years, which, subject to certain conditions, may be extended for an additional two years at the Company’s option. The Company concluded that the lease term is three years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will be extended. The annual rent is approximately $2.1 million in the first year of the lease and increases annually with the last year of the lease having annual rent of approximately $2.3 million. The annual rent is payable monthly in advance following a two-month rent-free period. In connection with the lease agreement, the Company has delivered to the landlord a security deposit in the form of a letter of credit of approximately $0.5 million. The Company initially recorded a right of use asset and lease liability of approximately $5.8 million, respectively, at the lease commencement date, based on the present value of future lease payments, discounted at 9.0%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term. Rent expense is recognized on a straight-line basis over the lease term, including the two month rent-free period.

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

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which was renewed in December 2021 for five years through December 2026. The annual rent for the lease was approximately $0.6 million. Service charges were also payable based on floor area and are estimated to be approximately $0.2 million per year. In April 2023, the Company entered into a deed of surrender related to the lease, pursuant to which the lease was terminated effective immediately. As a result of the deed, the Company derecognized the lease liability and right of use asset associated with the lease. The Company also paid termination-related fees of $0.3 million in connection with the deed, which were recorded as a loss on lease termination and are included in operating expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.

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

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$1,364	$924	$4,057	$2,866
Variable lease cost	566	410	2,017	1,005
Total lease cost	$1,930	$1,334	$6,074	$3,871

The weighted average remaining operating lease term was 3.2 years and 4.5 years as of September 30, 2023 and 2022, respectively, and the weighted average discount rate was 7.94% and 7.03% as of September 30, 2023 and 2022, respectively.

The following table summarizes the maturities of the Company’s operating lease liabilities as of September 30, 2023 (in thousands):

Year Ending December 31,
2023	1,394
2024	5,654
2025	5,740
2026	3,271
2027	821
Present value adjustment	(1,796)
Total lease liabilities	15,084
Less: current lease liabilities	(4,661)
Long term lease liabilities	$10,423

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

The Company’s arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, the Company has a separate agreement with a third party that provides for additional future milestone payments by the Company upon the achievement of specified development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. The Company also has a separate agreement with a third party that provides for future milestone payments by the Company upon the achievement of specified regulatory, development, commercial, and sales-based milestones, with an aggregate total, on a product-by-product basis, of $1.3 million. These additional milestone payments are contingent upon future events. As of September 30, 2023, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023, and December 31, 2022.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(49,898)	$(28,347)	$(131,565)	$(82,739)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	39,576,467	29,676,021	33,291,701	29,643,502
Net loss per share, basic and diluted	$(1.26)	$(0.96)	$(3.95)	$(2.79)

The Company’s potentially dilutive securities, which are options to purchase ordinary shares and restricted share units for ordinary shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding, which includes both ordinary shares and non-voting ordinary shares, used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Restricted ordinary shares	335,104	187,725
Options to purchase ordinary shares	7,312,020	5,784,581
	7,647,124	5,972,306

13. Related party transactions

The Company has entered into the Founder Royalty Agreement, as amended, with its founders and initial investors (Note 11). No royalties have been earned or paid under the Founder Royalty Agreement, as amended, to date.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $49,000 and $0.2 million during the three and nine months ended September 30, 2023, respectively, and $43,000 and $0.2 million during the three and nine months ended September 30, 2022, respectively.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2023	2022
United States	$8,817	$4,466
United Kingdom	21,379	28,302
	$30,196	$32,768

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

Our product candidates, BT8009, BT5528, and BT1718, are each a Bicycle® Toxin Conjugate, or BTCTM. These Bicycles are chemically attached to a toxin that when administered is cleaved from the Bicycle and kills the tumor cells. We are evaluating BT8009, a BTC targeting Nectin-4, in a company-sponsored Phase I/II clinical trial and BT5528, a BTC targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle tumor-targeted immune cell agonist®, or Bicycle TICATM. A Bicycle TICA links immune cell receptor binding Bicycles to tumor antigen binding Bicycles. We are evaluating BT7480, a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA. Our discovery pipeline in oncology includes Bicycle-based systemic immune cell agonists and Bicycle TICAs.

In February 2023, results from the completed dose escalation portion of the Phase I/II clinical trial of BT8009 were presented at the 2023 ASCO Genitourinary (GU) Cancers Symposium. BT8009 demonstrated anti-tumor activity in heavily pre-treated urothelial, lung and breast cancer patients with signs of differentiation compared to antibody-based approaches. We announced that we dosed our first patient in the Phase II expansion portion of the clinical trial and established recommended Phase II doses of 5 mg/m2 weekly and 7.5 mg/m2 administered two-weeks on, one-week off over a 21-day cycle in November 2022. Enrollment in the clinical trial remains ongoing. In January 2023, we announced that the FDA has granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-

threatening condition. In September 2023, we announced that we have aligned with the FDA on the design of a Phase II/III registrational trial for BT8009, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. In addition, in October 2023, we announced that BT8009 has been selected to participate in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot Program recently launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, BT8009, BT5528, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares, or ADSs, non-voting ordinary shares, and convertible preferred shares, proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration arrangements with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our Loan and Security Agreement, as amended, or the Loan Agreement with Hercules Capital, Inc., or Hercules. From our inception in 2009 through September 30, 2023, we have received gross proceeds of $830.1 million from the sale of ADSs, ordinary shares, non-voting ordinary shares, and convertible preferred shares; and $233.1 million of cash payments under our collaboration revenue arrangements, including $45.0 million from Bayer, $50.0 million from Novartis, $47.5 million from Ionis, $56.0 million from Genentech, $10.3 million from AstraZeneca, and $6.6 million from Oxurion; and borrowings of $30.0 million pursuant to our Loan Agreement with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $49.9 million and $131.6 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had an accumulated deficit of $462.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of BT8009, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;

●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of September 30, 2023, we had cash and cash equivalents of $572.1 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

U.K. research and development tax credits and government grant funding are recorded as an offset to research and development expenses. See “— Provision For (Benefit From) Income Taxes.”

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including BT8009, BT5528, BT7480 and BT1718; (ii) initiate clinical trials for our product candidates, including BT7455; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	completing research and preclinical and clinical development of our product candidates, including conducting future clinical trials of BT8009, BT5528, BT7480 and BT1718;
●	progressing the preclinical and clinical development of BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;

●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

Foreign currency transactions in currencies different from the applicable functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates in foreign currencies are recorded in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosures About Market Risks” for further discussion.

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of September 30, 2023, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules.

Provision For (Benefit From) Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the U.S., which has generated taxable income based on intercompany service arrangements.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2022. Under the SME Program, the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Moreover, if adopted in the form proposed, recent legislation proposed by the U.K. government may increase the cash rebate in future periods up to 26.97% if we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose qualifying R&D expenditures for an accounting period represents 40% or more of its total expenditure for that accounting period).

Further amendments to the U.K. R&D tax credit regime have also recently been proposed that may (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditures incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes. These amendments are expected to take effect from April 1, 2024. In addition, the U.K. Government is currently considering a proposal to merge the SME Program and the RDEC Program into a single scheme with effect from April 2024; if such proposal is implemented, it may be the case that we are no longer able to make claims in respect of sub-contracted R&D activities, and that different (and potentially lower) caps are imposed on the amount of tax relief that we can claim. These and other potential future changes to the U.K. research and development tax relief programs may impact the extent to which we can make claims.

In addition, the payable credit claims under the SME Program in excess of £20,000 are subject to a cap, by reference to, broadly, of three times the total PAYE and NIC liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total amount claimed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Collaboration revenues	$5,352	$3,040	$2,312
Operating expenses:
Research and development	39,868	22,752	17,116
General and administrative	16,281	10,047	6,234
Total operating expenses	56,149	32,799	23,350
Loss from operations	(50,797)	(29,759)	(21,038)
Other income (expense):
Interest income	3,985	1,991	1,994
Interest expense	(814)	(817)	3
Total other income (expense), net	3,171	1,174	1,997
Net loss before income tax provision	(47,626)	(28,585)	(19,041)
Provision for (benefit from) income taxes	2,272	(238)	2,510
Net loss	$(49,898)	$(28,347)	$(21,551)

Collaboration Revenues

Collaboration revenues increased by $2.3 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to increases of $0.7 million from our collaboration with Novartis entered into in March 2023, $0.4 million from our collaboration with Bayer entered into in May 2023, $0.6 million from our collaboration with Ionis and $0.6 million from our collaboration with Genentech.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Three Months Ended September 30,
	2023	2022	Change

	(in thousands)
BT8009 (Nectin‑4)	$11,806	$2,757	$9,049
BT5528 (EphA2)	2,149	3,460	(1,311)
BT1718 (MT1)	147	142	5
Bicycle tumor-targeted immune cell agonists	4,717	3,790	927
Other discovery and platform related expense	9,464	6,504	2,960
Employee and contractor related expenses	11,793	8,275	3,518
Share-based compensation	3,357	2,637	720
Facility expenses	1,697	1,339	358
Research and development incentives and government grants	(5,262)	(6,152)	890
Total research and development expenses	$39,868	$22,752	$17,116

Research and development expenses increased by $17.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to an increase of $11.6 million in direct program spend, primarily associated with increases in clinical program expenses for BT8009 due to the ongoing Phase II expansion portion of the Phase I/II clinical trial, increases in Bicycle TICA program development expenses and increases in other discovery and platform related expenses including costs of our collaboration agreements, offset by decreases in clinical program expenses for BT5528, as well as increases of $3.5 million in employee and contractor related expenses attributable to increased headcount, and $0.7 million of incremental share-based compensation expense associated with equity grants issued since the same period in the prior year. In addition, research and development expenses increased by $0.9 million as a result of a decrease in the U.K. research and development tax credit reimbursement rate for qualifying expenditures incurred after April 1, 2023.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through September 30, 2023, we have incurred approximately $57.1 million, $38.1 million, and $15.4 million of direct external expenses for the development of the BT8009, BT5528, and BT1718, respectively, since their candidate nominations, and an aggregate of $38.4 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Three Months Ended September 30,
	2023	2022	Change

	(in thousands)
Personnel-related costs	$5,172	$3,266	$1,906
Professional and consulting fees	4,278	1,960	2,318
Other general and administration costs	2,044	2,290	(246)
Share-based compensation	4,073	2,731	1,342
Effect of foreign exchange rates	714	(200)	914
Total general and administrative expenses	$16,281	$10,047	$6,234

General and administrative expenses increased by $6.2 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase is primarily due to an increase of $2.3 million in professional and consulting fees that is primarily related to increased legal and consulting fees, an increase of $1.9 million in personnel-related costs as a result of increased headcount, an increase of $1.3 million in share-based compensation expense primarily associated with equity grants issued since the same period in the prior year, and a $0.9 million unfavorable impact of foreign exchange rates.

Other Income (Expense), net

Other income (expense), net increased by $2.0 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase of $2.0 million in interest income related to higher interest rates and higher average interest-bearing cash and cash equivalents balances period over period.

Provision For (Benefit From) Income Taxes

The provision for income taxes of $2.3 million for the three months ended September 30, 2023 is primarily associated with a change in estimate that certain research and development expenses incurred by our U.S. subsidiary pursuant to an intercompany service arrangement are not required to be capitalized under IRC Section 174 because our U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research activities. The benefit from income taxes of $0.2 million for the three months ended September 30, 2022 is mainly the result of deferred tax assets benefitted in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change

	(in thousands)
Collaboration revenues	$21,645	$11,278	$10,367
Operating expenses:
Research and development	111,799	56,890	54,909
General and administrative	45,557	38,830	6,727
Total operating expenses	157,356	95,720	61,636
Loss from operations	(135,711)	(84,442)	(51,269)
Other income (expense):
Interest income	7,726	3,117	4,609
Interest expense	(2,443)	(2,518)	75
Total other income (expense), net	5,283	599	4,684
Net loss before income tax provision	(130,428)	(83,843)	(46,585)
Provision for (benefit from) income taxes	1,137	(1,104)	2,241
Net loss	$(131,565)	$(82,739)	$(48,826)

Collaboration Revenues

Collaboration revenues increased by $10.4 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to increases of $8.0 million from our collaboration with Genentech which was primarily a result of the recognition of $6.0 million due to the expiration of a material right upon the termination of Genentech Collaboration Program #1 during the three months ended June 30, 2023 as well as an increase in revenue recognized associated with proportional performance, $1.4 million from our collaboration with Ionis which was primarily a result of an increase in revenue recognized associated with proportional performance, $0.8 million from our collaboration with Novartis entered into in March 2023 and $0.4 million from our collaboration with Bayer entered into in May 2023.

Research and Development Expenses

The table below summarizes our research and development expenses for the period:

	Nine Months Ended September 30,
	2023	2022	Change

	(in thousands)
BT8009 (Nectin‑4)	$27,271	$6,390	$20,881
BT5528 (EphA2)	7,677	7,406	271
BT1718 (MT1)	461	490	(29)
Bicycle tumor-targeted immune cell agonists	15,828	8,488	7,340
Other discovery and platform related expense	26,658	15,598	11,060
Employee and contractor related expenses	33,955	21,025	12,930
Share-based compensation	11,941	7,643	4,298
Facility expenses	6,461	3,689	2,772
Research and development incentives and government grants	(18,453)	(13,839)	(4,614)
Total research and development expenses	$111,799	$56,890	$54,909

Research and development expenses increased by $54.9 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due primarily to an increase in clinical program expenses associated with the ongoing Phase I/II clinical trials for BT8009 and Bicycle TICAs, and increased other discovery and platform related expenses including the costs associated with our collaboration agreements, as well as increases of $12.9 million in employee and contractor related expenses attributable to increased headcount, $4.3 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year, and $2.8 million in facilities-related expenses primarily associated with our U.K. lease entered into in December 2021 as well as our U.S. lease entered into in January 2023. These increases were offset by $4.6 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in qualifying research and development spending which is offset by a decrease in the U.K. research and development tax credit reimbursement rate for qualifying expenditures incurred after April 1, 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the period:

	Nine Months Ended September 30,
	2023	2022	Change

	(in thousands)
Personnel-related costs	$13,688	$10,158	$3,530
Professional and consulting fees	11,470	7,958	3,512
Other general and administration costs	6,898	6,525	373
Share-based compensation	12,724	13,596	(872)
Effect of foreign exchange rates	777	593	184
Total general and administrative expenses	$45,557	$38,830	$6,727

General and administrative expenses increased by $6.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase is primarily due to a $3.5 million increase in personnel-related costs primarily due to increased headcount as well as an increase in professional and consulting fees of $3.5 million that was primarily related to increased legal and consulting fees. These increases were offset by a decrease of $0.9 million in share-based compensation expense primarily associated with certain equity grants issued to our non-employee directors in January 2022 that were fully vested on the date of grant.

Other Income (Expense), net

Other income (expense), net increased by $4.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase of $4.6 million in interest income related to higher interest rates and higher average interest-bearing cash and cash equivalents balances period over period.

Provision For (Benefit From) Income Taxes

The provision for income taxes of $1.1 million for the nine months ended September 30, 2023 is primarily associated with a change in estimate that certain research and development expenses incurred by our U.S. subsidiary pursuant to an intercompany service arrangement are not required to be capitalized under IRC Section 174 because our U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research activities, offset by the impact of deferred tax assets benefited in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The benefit from income taxes of $1.1 million for the nine months ended September 30, 2022, is mainly the result of deferred tax assets benefitted in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through September 30, 2023, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, non-voting ordinary shares, and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

On July 17, 2023, we completed an underwritten public offering of our securities, pursuant to which we issued and sold 6,117,648 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, which included 1,411,764 ADSs sold upon the underwriters’ full exercise of their option to purchase additional ADSs, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, at a public offering price of $21.25 per ADS or non-voting ordinary share, respectively. The transaction resulted in gross proceeds to us of $230.0 million, and after deducting underwriting discounts, commissions, and offering expenses of $14.9 million, net proceeds to us of approximately $215.1 million.

On June 5, 2020, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs, each ADS representing one ordinary share. During the three and nine months ended September 30, 2023, we issued and sold 941,176 and 1,561,176 ADSs, respectively, representing the same number of ordinary shares, for gross proceeds of $20.0 million and $35.3 million, respectively, resulting in net proceeds of $19.4 million and $34.2 million, respectively, after deducting sales commissions and offering expenses of $0.6 million and $1.1 million, respectively.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(13,340)	$(55,802)
Net cash used in investing activities	(2,878)	(17,539)
Net cash provided by financing activities	249,641	804
Effect of exchange rate changes on cash	57	(4,674)
Net increase (decrease) in cash, cash equivalents and restricted cash	$233,480	$(77,211)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $13.3 million as compared to $55.8 million for the nine months ended September 30, 2022. The decrease in cash used in operations of $42.5 million is primarily due to an increase in net loss of $48.8 million as described in the Results of Operations above as well as a net increase in non-cash expenses, including a change of $6.2 million in deferred income tax provision (benefit), an increase of $3.4 million in share-based compensation expense and an increase of $2.6 million in depreciation and amortization. These impacts were offset by an increase in cash flows from changes in our operating assets and liabilities of $79.1 million. The increase in cash flows from changes in operating assets and liabilities was primarily driven by increases resulting from changes in deferred revenue of $75.2 million primarily driven by upfront payments received from our collaboration agreements with Bayer and Novartis, research and development incentives receivable of $5.3 million, accounts receivable of $2.1 million and accrued expenses and other current liabilities of $0.6 million, offset by decreases resulting from changes in prepaid expenses and other current assets of $2.5 million and accounts payable of $1.1 million.

Investing Activities

During the nine months ended September 30, 2023 and 2022, we used $2.9 million and $17.5 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment. The decrease in cash used in investing activities of $14.7 million is primarily due to purchases of property and equipment associated with our U.K. lease during the nine months ended September 30, 2022.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $249.6 million, primarily consisting of net proceeds of $215.1 million from the underwritten public offering in July 2023 and $34.2 million from our ATM program.

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.8 million, primarily consisting of net proceeds from the exercise of share options.

Loan Agreement with Hercules

Our Loan Agreement, as amended from time to time, with Hercules as agent, consisting of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which are available through December 31, 2024, but have not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. The interest-only period ends on April 1, 2025. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1.5% prior to December 31, 2023, or 1% thereafter. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, as well as customary events of default. For additional information on the Loan Agreement, see Note 6. Long-term debt of our condensed consolidated financial statements.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current clinical trials and conducting future clinical trials of BT8009, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, and any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

The following table summarizes our material contractual obligations as of September 30, 2023, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. Commitments and continencies of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$16,880	$5,633	$10,228	$1,019
Debt obligations(2)	35,978	2,534	33,444	—
Total	$52,858	$8,167	$43,672	$1,019
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S.A. under operating leases with lease terms through March 2026 and December 2027.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payments under the Loan Agreement with Hercules as of September 30, 2023.

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

Our arrangements with CRUK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have a separate agreement with a third party which provides for additional future milestone payments by us upon the achievement of specified development, regulatory and commercial milestones, with an aggregate total value of $92.4 million. We also have a separate agreement with a third party that provides for future milestone payments by us upon the achievement of specified regulatory, development, commercial, and sales-based milestones, with an aggregate total, on a product-by-product basis, of $1.3 million. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones.

As of September 30, 2023, we had cash and cash equivalents of $572.1 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q.

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

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing wars in Ukraine and Israel, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2023, we had cash and cash equivalents of $572.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been placed in interest-bearing savings accounts, 30-day term deposits and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of September 30, 2023. Our outstanding indebtedness with Hercules bears interest at an annual rate equal to the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. As of September 30, 2023, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.7 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. We recorded foreign exchange a foreign exchange gain of $0.2 million for the three months ended September 30, 2022, and a foreign exchange loss of $0.6 million for the nine months ended September 30, 2022.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $131.6 million and $82.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $462.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our revenue to date has been primarily generated from our research collaborations with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, Dementia Discovery Fund, or DDF, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, or AstraZeneca, and Oxurion NV, or Oxurion. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash and cash equivalents of $572.1 million as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report on Form 10-Q. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of either the COVID-19 pandemic or the ongoing geopolitical conflicts is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks. On March 10, 2023, in addition to the failure of SVB UK, its parent company, Silicon Valley Bank, also failed, and Signature Bank failed on March 12, 2023. Although the U.K. and U.S. governments both took steps to guarantee all depositors at these banks, there is no guarantee that these governments or any other government would guarantee depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. If the disruptions, instability and slowdown deepen or persist, we may not be able to access our cash as needed or to raise additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We are party to a secured term loan facility with Hercules. As of September 30, 2023, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of September 30, 2023, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Within our BTC programs, we are evaluating BT8009, a BTC that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies and have aligned with the FDA on the design of a Phase II/III registrational trial, and BT5528, a BTC that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression. In addition, BT1718, a BTC designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in an ongoing Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTCs or Bicycle TICAs will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on a recommendation from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTCs or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

In connection with clinical trials of our product candidates, we face a number of risks, including risks that:

●	a product candidate is ineffective, inferior or a rigorous comparison cannot be made to existing approved products for the same indications;

●	a product candidate causes or is associated with unacceptable toxicity or has unacceptable side effects;

●	patients may die or suffer adverse effects for reasons that may or may not be related to the product candidate being tested;

●	the results may not confirm the positive results of earlier trials;

●	the results may not meet the level of statistical significance required by the FDA, the EMA or other relevant regulatory agencies to establish the safety and efficacy of our product candidates for continued trial or marketing approval; and

●	our collaborators may be unable or unwilling to perform under their contracts.

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

In addition, clinical testing of BT8009, BT5528, BT7480 and BT1718 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of BT8009, BT5528 and BT7480 and the Phase I/IIa trial of BT1718 being conducted by Cancer Research UK are ongoing, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we have aligned with the FDA on the design of a Phase II/III registrational trial for BT8009, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

We may employ companion diagnostics to help us more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval for these companion diagnostics. There can be no guarantees that we will successfully find a suitable collaborator to develop companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community or difficulties obtaining insurance coverage and reimbursement from private insurance or government payors. If such companion diagnostics fail to gain market acceptance, our ability to derive revenues from sales of any products, if approved, will be adversely affected. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Four of our product candidates are currently undergoing safety testing in the form of Phase I/IIa or Phase I/II clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT8009, BT5528, BT7480, BT1718 or any other of our product candidates are safe in humans.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of BT8009, BT5528, BT7480, BT1718 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) allows HHS to negotiate the price of certain high-expenditure drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

In addition, our reliance on third-party service providers, including those located in China, could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, CROs for managing clinical trial data, and other functions. We also rely on third-party service providers to manufacture our product candidates and provide other products, services, parts, or otherwise operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, the liability of such third party may be limited such that any award may be insufficient to cover our damages, or we may be unable to recover any such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States, European Union and Asia that are billed in U.S. dollars. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies.

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

Under our collaborations with Genentech, Ionis, Novartis, Bayer and Oxurion, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. In addition, Cancer Research UK is sponsoring and funding a Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. For example, Cancer Research UK currently sponsors and funds the Phase I/IIa clinical trial of BT1718 in patients with advanced solid tumors. We also utilize CROs to perform toxicology studies related to our preclinical activities. While we will have agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance. Given the breadth of clinical therapeutic areas for which we believe Bicycles may have utility, we intend to continue to rely on external service providers rather than build internal expertise.

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

In addition, with respect to investigator-sponsored trials that are being or may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials, manufacturing issues, safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties, including those located in China, for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties. For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including BT8009, BT5528, and BT1718 use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates, and impair any efforts to transition to replacement manufacturers.

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

In connection with our efforts to build our product candidate pipeline, we may enter into license agreements in the future. We expect that such license agreements will impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

We have recently experienced significant growth in the number of our employees and the scope of our operations and expect to continue to expand, particularly in the areas of drug manufacturing, supply chain, clinical development, sales, marketing, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Massachusetts, U.S., at which many of our finance, management and administrative personnel work. Due to our limited resources, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through October 30, 2023, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of October 30, 2023, we had 37,715,666 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions as summarized in Exhibit 4.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023.

Consequently, if holders of our non-voting ordinary shares exercise their option to make this re-designation, this will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. For example, the ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their shares as ordinary shares, the prior ordinary shares would have 89% of the voting power, and the former non-voting ordinary shares would represent 11% of the voting power.

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

10.1*+	Amendment No.1 to Service Agreement, dated July 24, 2023, by and between BicycleTx Limited and Kevin Lee.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

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

BICYCLE THERAPEUTICS PLC

Date: November 2, 2023	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)