Form 10-K
period 2023-12-31
BICYCLE THERAPEUTICS plc
filed 2024-02-20
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $767,088,071.

As of February 15, 2024, the registrant had 37,880,303 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2024 Annual General Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC®, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, and other pipeline programs, including our Bicycle radionuclide conjugates, or BRCTM molecules;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;

i

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	recent adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Unless the context otherwise requires, the terms “Bicycle,” “the Company,” “we,” “our,” “us” or similar references in this Annual Report refer to Bicycle Therapeutics plc and its subsidiaries.

ii

PART I

ITEM 1.       BUSINESS.

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycle molecules attractive candidates for drug development. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycle molecules allows targets to be drugged that have historically been intractable to non-biological approaches. Bicycle molecules are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, qualities which we believe explain the molecules’ favorable toxicological profile.

We have a novel and proprietary phage display screening platform which we use to identify Bicycle molecules in an efficient manner. The platform initially displays linear peptides on the surface of engineered bacteriophages, or phages, before “on-phage” cyclization with a range of small molecule scaffolds which can confer differentiated physicochemical and structural properties. Our platform encodes quadrillions of potential Bicycle molecules which can be screened to identify molecules for optimization to potential product candidates. We have used this powerful screening technology to identify our current portfolio of candidates in oncology and intend to use it in conjunction with our collaborators to seek to develop additional future candidates across a range of other disease areas.

Our product candidates, BT8009, BT5528, and BT1718, are each a Bicycle Toxin Conjugate, or a BTC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating BT8009, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and a Phase II/III registrational trial called Duravelo-2 which is now active and recruiting patients, and BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Our other product candidates, BT7480 and BT7455, are each a Bicycle Tumor-Targeted Immune Cell Agonist®, or a Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA molecule. Our discovery pipeline in oncology includes next-generation BTC molecules, Bicycle radionuclide conjugates, or BRCTM molecules, Bicycle based systemic immune cell agonists and Bicycle TICA molecules.

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

The following table summarizes key information about our programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian

Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycle molecules. From our founding through December 31, 2023, we have generated substantial intellectual property, including 3 patent families directed to novel scaffolds and linkers, 10 patent families directed to our platform technology, 61 composition of matter patent families directed to bicyclic peptides and related conjugates, and 19 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2023, our trademark portfolio consisted of 81 trademark registrations across four territories (the United Kingdom, European Union, United States and Japan) as well as a number of pending applications for new trademarks. The work we have conducted in developing Bicycle molecules and our proprietary screening platform have created substantial know-how that we believe provides us with a competitive advantage.

Our management team includes veteran executives in drug development from leading biopharmaceutical companies including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline, Novartis, and Pfizer. Our board of directors and scientific advisory board include industry experts with extensive experience in drug development.

Our Strategy

Our mission is to become a leading biopharmaceutical company by pioneering Bicycle molecules as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

●	Progress our most advanced internal candidates, BT8009, BT5528, and BT7480 through clinical development. We are evaluating: BT8009, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and a Phase II/III registrational trial called Duravelo-2, which is now active and recruiting patients; BT5528, another BTC molecule targeting EphA2, in a company-sponsored Phase I/II clinical trial; and BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. We intend to advance development of these candidates across oncology indications based on target expression and initial clinical activity.
●	Advance our discovery programs into clinical development. We intend to continue our ongoing discovery activities to screen and select candidates for oncology indications. For example, we are developing next generation BTC molecules and we plan to select a clinical candidate using our next-generation technology in the second half of 2024. We are also developing BRC and Bicycle TICA molecules.
●	Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline. Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycle molecules to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify our current pipeline of BTC, BRC and Bicycle TICA molecules, and we intend to use it to develop a broader pipeline of diverse product candidates.
●	Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology. We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.
●	Maximize the commercial potential of our product candidates, if approved, by either establishing our own sales and marketing infrastructure or doing so through collaborations with others. Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

The Bicycle® Advantage

Introduction to Bicycle molecules

Bicycle molecules are fully synthetic, short peptides consisting of nine to 20 amino acids constrained to form two loops which stabilize the structural geometry of the peptide and facilitate target binding with high affinity and selectivity. Bicycle molecules represent a unique therapeutic class, combining the pharmacological properties normally associated with a biologic with the manufacturing and PK advantages of a small molecule, with no signs of immunogenicity observed to date.

Drugs must bind to target proteins with high affinity and selectivity to achieve a therapeutic effect, while minimizing undesired effects on other proteins and physiological functions. Peptides exist in a number of folded states, only a few of which are able to bind to target proteins, and a key challenge for peptide therapeutics is designing structures that achieve these goals. We have designed our molecules to be highly constrained by linking a chemical connector compound, also known as a scaffold, to particular amino acids in the peptide chain. The resulting cyclized molecule, which we refer to as a Bicycle molecule, is locked in the preferred state to bind to the target proteins.

Schematic of the Creation of a Cyclized Molecule Resulting in a Bicycle Molecule

We have expanded the diversity of the chemical space we can cover from approximately 1013 potential molecules in 2009 to in excess of 1020 potential molecules today. We have applied our novel Bicycle modality to a growing range of targets, from a single target in 2009 to more than 150 today. We can create a wide range of Bicycle molecules by varying four parameters:

●	the number of amino acids in the two loops;
●	the amino acid composition at each position;
●	the symmetry of the two loops; and
●	the small molecule scaffold used to cyclize the Bicycle molecule.

Properties of Bicycle Molecules as Therapeutic Agents

Bicycle molecules have a large surface area available for target binding, which is designed to allow for high affinity and selectivity to the designated target. As short sequences of amino acids, or peptides, they have a low molecular weight, typically ranging from 1.5 kDa to 2.0 kDa. Bicycle molecules have a readily adjustable PK profile with good plasma stability and rapid distribution from the vasculature into the extracellular space. This PK profile enables rapid tissue penetration and a renal route of elimination that minimizes liver exposure. Toxicity issues are observed with small molecules that are metabolized and eliminated by the liver. Bicycle molecules, by contrast, are not subject to metabolism or elimination by the liver but are metabolized in the peripheral circulation or kidney with subsequent rapid excretion in the urine. Consequently, by increasing excretion in urine, the liver exposure is minimized and the risk of liver toxicity is reduced. The modular nature of Bicycle molecules allows us to optimize therapeutic molecules for specific targets.

Compared to biologics, Bicycle molecules have a lower cost of production and a simpler manufacturing process, and are recognized by regulatory authorities as small molecule new chemical entities. We can readily identify Bicycle molecules that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions. Our novel and proprietary screening platform allows us to screen Bicycle molecules against molecular targets rapidly and efficiently, affording potentially reduced timelines and costs compared to other high-throughput screening approaches. Leveraging our platform, we can rapidly and efficiently identify a compound for development with the historical average time being 12 months after a target has been selected.

Properties of Bicycle Molecules May Translate into Potential Therapeutic and Other Advantages

Comparison of Bicycle Molecules to Other Common Classes of Therapeutics

Our Proprietary Bicycle Screening Platform

We utilize our novel and proprietary phage display screening platform to identify Bicycle molecules that are potentially useful in medicine. We have used this technology to identify our current pipeline and intend to leverage it to develop a broader portfolio of product candidates to address unmet medical needs across a wide range of diseases.

Phages are bacteria-infecting viruses consisting of genetic material wrapped in a protein coat. Phages can be harnessed to identify Bicycle molecules by splicing DNA into the genome of a phage so that the linear peptides that encode Bicycle molecules are presented on the surface of the phage. One of our founders, Sir Greg Winter, a pioneer in phage display, applied this technology and added a cyclization step that forms Bicycle molecules from these linear peptides. This technology underpins our novel and proprietary screening platform.

Our screening process self-selects for Bicycle molecules that are amenable to attachment, commonly referred to as conjugation, to other molecular payloads such as cytotoxins, chelated radiopharmaceutical agents, innate immune agonists or other Bicycle molecules. Bicycle molecules can be linked together with synthetic ease to create complex molecules with combinatorial pharmacology. Alternatively, Bicycle molecules in the form of multimers can also be used as standalone therapeutics, such as those that we are exploring in our systemic and tumor-targeted immune cell agonist programs. We believe that the flexibility of our Bicycle molecules and our powerful screening platform allow new therapeutics to be rapidly conceived and reduced to practice to potentially serve diverse therapeutic applications across a wide range of indications. We can readily identify Bicycle molecules that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions.

Schematic of our Proprietary Bicycle Screening Process

We have optimized our proprietary Bicycle screening platform, enabling the technique to be applied to a diverse range of over 150 challenging targets to date, successfully identifying Bicycle molecules for over 85% of these targets since our IPO, some of which are intractable to small molecules. During these screens, Bicycle molecules with diverse pharmacologies were identified, including enzyme inhibitors, receptor antagonists, agonists (partial, full and supra) and neutral site binders. Neutral site binders often bind to entirely novel sites on target proteins, previously undescribed in the scientific literature. These binders can be useful when conjugated with therapeutic payloads since they allow antigen-targeted payload delivery without impacting target function.

Our Product Candidates

Our portfolio of internal product candidates is directed to oncology applications where we believe they have the potential to treat a broad spectrum of cancers. We are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas where we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Our Programs

The following table summarizes key information about our programs.

Program	Interest	Stage	Status
Internal programs
BT8009	● High Nectin-4 expressing tumors (oncology)	● Phase I/II/III	● Ongoing company-sponsored Phase I/II clinical trial and Phase II/III clinical trial which is active and recruiting patients
BT5528	● High EphA2 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7480 (Nectin-4/CD137)	● Immuno-oncology	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7455 (EphA2/CD137)	● Immuno-oncology	● Preclinical	● IND-enabling activities in process
Undisclosed	● Radiopharmaceutical	● Preclinical	● Partnering with German Cancer Research Center (DKFZ)
Partnered programs
BT1718	● High MT1-MMP expressing tumors (oncology)	● Phase I/IIa	● Phase I/lla clinical trial in collaboration with Cancer Research UK
BT7401 (multivalent CD137 agonist)	● Immuno-oncology	● Preclinical	● Cancer Research UK to fund and sponsor development through a Phase IIa clinical study
Undisclosed	● Immuno-oncology	● Preclinical	● Collaborating with Genentech
Novel anti-infective	● Anti-infectives	● Preclinical	● Collaborating with Innovate UK and Small Business Research Initiative
Novel CNS targets	● CNS	● Preclinical	● Collaborating with Ionis
Novel neuromuscular targets	● Neuromuscular	● Preclinical	● Collaborating with Ionis
Undisclosed	● Radiopharmaceutical	● Preclinical	● Collaborating with Novartis
Undisclosed	● Radiopharmaceutical	● Preclinical	● Collaborating with Bayer

Our Internal Programs

We believe Bicycle molecules are an ideal vehicle to deliver small molecule payloads to tumors, each as potent cytotoxins in the case of BTC molecules, chelated radiopharmaceutical payloads in the case of BRC molecules, as well as small molecule agonists of the immune system in the case of our Bicycle TICA molecules. We believe that Bicycle conjugates can offer improved performance as compared to antibody-mediated delivery.

In addition to their use as drug conjugates, Bicycle molecules can also be configured for use as standalone therapeutics. We have identified Bicycle molecules that have been observed to directly interact with CD137, a key immune cell co-stimulatory molecule. We believe our CD137-targeting Bicycle molecules may overcome limitations inherent in antibody-mediated approaches and have the potential to be converted into simple tumor-targeted immune cell-engaging Bicycle molecules.

Bicycle Toxin Conjugates®

Within our BTC programs, we are evaluating BT8009, a BTC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. In January 2023, we announced that the U.S. Food and Drug Administration, or FDA, granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition. In February 2023, we presented results from the completed dose escalation portion of the Phase I/II clinical trial and in December 2023, we provided clinical updates for various cohorts of the Phase I/II clinical trial. Enrollment in the Phase I/II clinical trial remains ongoing. Additionally, in September 2023, we announced our alignment with the FDA on the design of a Phase

II/III registrational trial for BT8009, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. The Duravelo-2 clinical trial is now active and recruiting patients. In October 2023, we also announced that BT8009 was selected to participate in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot Program recently launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

We are also evaluating BT5528, a BTC molecule that targets EphA2 and carries an MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics, and preliminary clinical activity in patients with solid tumors. In September 2022, we announced Phase I dose escalation top-line results from our Phase I/II trial of BT5528 and that we were advancing in ongoing expansion cohorts in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers. In December 2023, we provided clinical updates for the ongoing Phase I/II clinical trial enrolling patients with various solid tumors.

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

Properties of Bicycle Toxin Conjugates

We believe the properties of our BTC molecules may address the challenges associated with ADCs and therefore that our approach has the potential to offer substantial benefits, including:

●	Extensive and rapid tumor penetration. Bicycle molecules have been observed in our preclinical studies to penetrate tumors more rapidly and exhibit increased penetration to poorly perfused regions of the tumor when compared to a comparator antibody. Early clinical data from an ongoing clinical trial has shown ten times higher tumor cytotoxin levels than corresponding plasma levels based on clinical tumor biopsies taken 24 hours post-infusion.
●	Retention in tumors. In preclinical studies, following administration of a tumor antigen targeting Bicycle molecule the toxin payload was observed to be retained in the tumor for at least 120 hours after dosing. Preliminary clinical data observed to date from our ongoing clinical trials are consistent with preclinical observations of post-dose tumor retention.
●	Short systemic half-life and renal elimination. Bicycle molecules have been observed in clinical and preclinical studies to have a short systemic half-life of approximately 20 to 30 minutes. Due to their small size, Bicycle molecules are able to exit the tissue rapidly and are excreted through the kidneys rather than the liver, which we expect will support a favorable toxicity profile.
●	No requirement for internalization. Unlike ADCs, which require cellular internalization for activity, BTC molecules do not require internalization into the cell, and therefore potentially can target a wider range of tumor antigens.
●	Access to non-expressing tumor cells. The toxin in our BTC molecules is liberated in the extracellular space, enabling cell-killing adjacent cells that do not express the specific target through a toxin bystander effect. In our preclinical studies, we observed activity for BTC molecules even in tumors that were heterogeneous for target expression.
●	Larger toxin payload. Despite the small size of Bicycle molecules, they are able to carry a larger dose of toxin per unit mass than a comparator ADC. Therefore, we believe that Bicycle molecules can deliver a higher concentration of the linked toxin to increase the probability of tumor killing.
●	Manufacturing. The fully synthetic process by which Bicycle molecules are manufactured facilitates ease and consistency of manufacturing and improved formulation compared to ADCs.

In order to compare the ability of a Bicycle conjugate and an antibody conjugate to penetrate a tumor, using positron emission tomography, or PET, imaging, we compared a radiolabeled Bicycle molecule to an antibody directed at the same target in a preclinical rodent study. As shown in the figure below, we observed that 15% to 20% of the injected dose per gram was detected after administration of the Bicycle molecule in the tumor at 40 to 60 minutes, with no antibody detectable in the tumor during this time. We also observed accumulation of the balance of the Bicycle molecules in the bladder and kidneys, indicating rapid renal excretion. In contrast, the antibody was detected in the vasculature.

PET Imaging Revealing Payload Delivery in a Mouse Model

In addition, in a preclinical rodent study using photoacoustic imaging, we observed that Bicycle molecules were retained in the tumor for 24 hours and at levels substantially in excess of those observed with a comparator antibody.

The figure below summarizes the results of a preclinical rodent xenograft model that investigated payload concentrations over time in different organ systems after administration of a BTC molecule. In this model, we observed the toxin payload was retained in the target-expressing tumor over time but was rapidly eliminated from other tissues.

Payload Concentrations Over Time in Different Organ Systems After Administration of a BTC Molecule

We believe these data demonstrate the potential of BTC molecules to have long-term sustained activity and to limit the toxicity associated with ADCs.

BT8009

BT8009 is a BTC molecule designed to target Nectin-4, a well-validated tumor antigen. The molecule is composed of our Nectin-4 targeting Bicycle molecule, a val-cit cleavable linker, and a cytotoxin MMAE payload.

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

In December 2023, the FDA approved enfortumab vedotin, a Nectin-4 ADC program developed jointly by Pfizer Inc., (formerly Seagen, Inc., or Seagen, acquired by Pfizer in December 2023) and Astellas Pharma, Inc., or Astellas, in combination with pembrolizumab for patients with locally advanced or metastatic urothelial cancer. The FDA previously granted accelerated approval to this combination for patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy as well as to enfortumab vedotin as a monotherapy for adult patients with locally advanced or metastatic urothelial cancer following treatment with platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor. Additionally, in April 2022 the European Commission approved enfortumab vedotin as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-based chemotherapy and a PD-1 or PD-L1 inhibitor. Pfizer and Astellas are also pursuing additional indications for enfortumab vedotin.

Clinical Development

We are advancing BT8009 in our company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies. In January 2023, we announced that the FDA has granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening conditions. In February 2023, results from the completed dose escalation portion of the Phase I/II clinical trial of BT8009 were presented at the 2023 ASCO Genitourinary (GU) Cancers Symposium and in December 2023, we provided clinical updates for the Phase I/II clinical trial of BT8009 as described below.

In the ongoing Phase I/II clinical trial involving heavily pre-treated patients, BT8009 showed a response profile with a 38% objective response rate, or ORR, in 26 patients with metastatic urothelial cancer receiving 5mg/m2 weekly and who had not been treated with enfortumab vedotin, and a median duration of response of 11.1 months in 10 patients with five responders still on therapy. This includes one complete response, seven partial responses and two unconfirmed responses. In addition, BT8009 showed encouraging initial data in other cancers, such as ovarian, triple-negative breast and non-small cell lung cancer that support further expansion beyond metastatic urothelial cancer.

BT8009 showed an emerging differentiated safety profile seen in 113 patients with various types of cancer receiving 5mg/m2 weekly, with treatment-related adverse events being primarily low in frequency and severity. Adverse events of interest such as ocular disorders, peripheral neuropathy and skin reactions were low in frequency and severity and treatment-related peripheral neuropathy was mostly low-grade and often reversible, with only one case of peripheral sensory neuropathy at or above Grade 3 as reported during our R&D Day in December 2023. In 34 patients with metastatic urothelial cancer who had not been treated with enfortumab vedotin, treatment-related adverse events and adverse events of interest were also low, similar to the 5 mg/m2 weekly total safety study population. There were zero cases of ocular disorders, peripheral neuropathy or skin reactions at or above Grade 3. In seven heavily pre-treated metastatic urothelial patients receiving BT8009 5 mg/m2 weekly in combination with pembrolizumab, an acceptable tolerability profile was observed with limited treatment-related adverse events at or above Grade 3, including zero cases of ocular disorders, peripheral neuropathy or skin reactions at or above Grade 3. In the second half of 2024, we plan to complete the Phase I/II clinical trial across multiple cancers and report data from the following cohorts: (i) 5mg/m2 weekly in patients with late-line metastatic urothelial cancer who had not been treated with enfortumab vedotin, (ii) ovarian, triple negative breast and non-small cell lung cancer and (iii) 5mg/m2 weekly in combination with pembrolizumab in patients with first-line metastatic urothelial cancer.

In September 2023, we announced our alignment with the FDA on the design of a Phase II/III registrational trial for BT8009, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. The Duravelo-2 clinical trial is now active and recruiting patients. Additionally, in October 2023, we announced that BT8009 has been selected to participate in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot Program recently launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

BT5528

BT5528 is a BTC molecule designed to target EphA2. The molecule is comprised of our EphA2 targeting Bicycle molecule, a valine-citrulline, or val-cit, cleavable linker and a cytotoxin MMAE payload.

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

EphA2 has been pursued by other companies utilizing antibody drug conjugates, or ADCs. Significant safety concerns, including bleeding events and liver toxicity, were observed in preclinical studies and early clinical development, which resulted in the discontinuation of development. For example, in a Phase I clinical trial of MEDI-547, an EphA2-targeting ADC, an increase in the liver enzymes ALT and AST was observed in half of the dosed patients and bleeding events were observed in five out of six patients, in each case with in two to eight days following a single dose. The bleeding events observed in humans from the clinical trial were consistent with findings from the preclinical studies in other species, including primates.

We believe EphA2 is an attractive target for our BTC molecules due to the potential of Bicycle molecules to overcome the safety concerns observed with ADCs. In our preclinical PK and toxicokinetic studies, we observed a short systemic half-life and volume of distribution approximately equal to extracellular fluid. We observed that the accumulation of MMAE in the tumor tissue led to mitotic arrest of tumor cells and tumor regression was evident within days of administration. Due to the shorter half-life, improved penetration into solid tumors and kidney elimination, we believe that BT5528 could overcome the challenges faced by ADCs.

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

Clinical Development

We are currently evaluating BT5528 in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced solid tumors associated with EphA2 expression. In September 2022, we announced Phase I dose escalation top-line results from our Phase I/II trial of BT5528 and that we were advancing in ongoing expansion cohorts in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers. In December 2023, we provided clinical updates for the ongoing Phase I/II clinical trial enrolling patients with solid tumors.

BT5528 showed encouraging early activity with metastatic urothelial cancer with a 39% ORR in 18 patients receiving 6.5 mg/m2, 8.5 mg/m2 or 10 mg/m2 every other week, and a median duration of response of four months in seven patients with one responder still on therapy. This includes six partial responses and one unconfirmed response. In addition, BT5528 showed encouraging emerging data in other cancers such as ovarian, gastric/upper gastrointestinal and head and neck cancer that are informing the dose optimization strategy and further development.

BT5528 showed, in a total of 109 patients treated as monotherapy, an acceptable emerging tolerability profile with relatively few treatment-related adverse events at or above Grade 3, including zero cases of ocular disorders, peripheral neuropathy or skin reactions as reported during our R&D Day in December 2023. This was also seen in the 74 patients receiving 6.5 mg/m2 every other week, the dose being studied in various tumors in the expansion cohorts. Unlike other EphA2-targeted agents, no bleeding events were observed in patients treated with BT5528 at any dose. Given the tolerability profile of BT5528 at 6.5 mg/m2 every other week, we have commenced further cohorts in metastatic urothelial and ovarian cancer to test 5 mg/m2 weekly, which will inform decisions about dose optimization, potential drug combinations and expansion into other tumor types. Data from these cohorts is expected to be available in the second half of 2024.

Bicycle Immune Cell Agonist

Approaches that activate cytotoxic T-cells and other types of cells used in a body’s immune response have been observed to improve outcomes in cancer. However, prolonged immune activation can be toxic and lead to T-cell exhaustion, which is a challenge amplified by the long half-life of antibodies and biologics that are often used in these treatment approaches. We believe the differentiated properties of Bicycle molecules may allow us to develop molecules with a pharmacodynamically distinct and improved profile over existing therapies.

We are aware of anti-CD137 antibodies undergoing clinical testing, including urelumab being developed by Bristol-Myers Squibb, which produced single agent responses but also severe liver toxicity, and utomilumab being developed by Pfizer, which exhibited minimal clinical activity with less toxicity. We are developing immune cell agonists, designed to trigger an immune response to tumors. We have identified potent Bicycle agonists of CD137, a tumor necrosis factor receptor, or TNFR, family member. We believe that Bicycle molecules represent a differentiated approach to target CD137 that may confer several advantages over existing modalities due to the small size and PK characteristics of Bicycle molecules. Our Bicycle immune cell agonists are designed to circumvent the limitations of antibody and biologic therapies, such as liver toxicity and limited efficacy, and to better enable combination therapy. Bicycle immune cell agonists can be formed by conjugating multiple copies of a CD137 Bicycle molecule to form multimers or by utilizing a bi-specific format in which CD137 Bicycle molecules are linked to Bicycle molecules that bind to tumor antigens, inhibit checkpoint proteins or otherwise activate the immune system. We believe we are currently the only company that has fully chemically synthetic multivalent or tumor-targeted CD137 agonists.

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

●	Simplicity and small size. Our systemic and tumor-targeted immune cell agonizing Bicycle molecules are chemically synthesized and are very small in comparison to other molecules targeting the CD137 receptor. For example, the approximate molecular weight of urelumab is 146 kDa. In contrast, the molecular weight of our multivalent and tumor-targeted Bicycle molecules is in the range of approximately 4 kDa to 15 kDa, which is designed to facilitate the rapid penetration of the therapeutic into tumor tissue.
●	Tunable PK. Bicycle molecules are amenable to chemical modifications that allow the PK to be fine-tuned. We believe this enables the development of molecules with the optimal balance of prolonged CD137 agonism, but with rapid enough elimination from systemic circulation to avoid the undesired toxicities of CD137, as has been observed with urelumab. In addition, this tunable half-life is expected to enable different sequences of therapeutics to be evaluated in the clinic potentially reducing the risk of overlapping toxicities.
●	Renal elimination. Rapid renal elimination may avoid liver toxicity observed with other CD137 agonists in development.
●	Modular. The modular nature of Bicycle molecules permits the presentation of CD137 binders in various orientations and in combination with other Bicycle molecules allowing us to design molecules with a range of activities. We believe that we can select the optimal activity profile to avoid the weak efficacy seen with the utomilumab molecule or the overstimulation of CD137 by urelumab that resulted in systemic toxicity.
●	Tumor targeting. Combining CD137-binding Bicycle molecules with Bicycle molecules that bind to tumor targets potentially affords an additional level of safety as compared to systemically active agonists such as urelumab. The clustering and activation of CD137 occurs only when the tumor-targeting Bicycle molecule binds to both the tumor antigen target and CD137. Therefore, we expect the tumor targeted agonists will achieve a higher degree of activation locally in the tumor but will have significantly reduced or no activity in healthy tissues that do not express the tumor antigen.

Bicycle Tumor-Targeted Immune Cell Agonists

Our product candidate BT7480 is a Bicycle TICA molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose.

Background

We have linked immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules to form Bicycle TICA molecules. We have found this approach to be generalizable across tumor antigen and immune cell receptors. We constructed CD137-targeting Bicycle TICA molecules and observed that these bi-specific Bicycle molecules agonize the CD137 receptor only in the presence of cells that express the appropriate tumor antigen. Additionally, we have constructed Bicycle TICA molecules with Bicycle molecules that bind to another member of the TNF family of T-cell costimulatory receptors TNFRSF4, also known as OX40.

In pre-clinical studies, we have observed that intermittent dosing of BCY12491, an EphA2/CD137 Bicycle TICA molecule, leads to a robust anti-tumor activity in syngeneic MC38 mouse model using humanized CD137 (huCD137) C57BL/6 mice. Administration of BCY12491 in six intravenous biweekly doses over a period of 17 days at 5 mg/kg led to substantial tumor regressions, including two out of six CRs. In addition, administration of BCY13626, a non-binding analog of BCY12491 had no impact on tumor growth rates.

Activity of EphA2 Bicycle TICA Molecule in vivo

We have also observed that intermittent dosing of Bicycle TICA molecule BCY12491 leads to an increase in immune cell infiltration and an increase in the expression of checkpoint inhibitor genes in tumors of a syngeneic MC38 mouse model using humanized CD137, or huCD137, C57BL/6 mice. In other pre-clinical studies, we have observed that when BCY12491 is dosed in combination with pembrolizumab, a PD1 checkpoint inhibitor, there is an increased antitumor effect as shown in the figure below. Administration of BCY12491 in eight intravenous doses at 5 mg/kg (dosed on days 0, 1, 7, 8, 14, 15, 21 and 22) in combination with 4 intraperitoneal doses of pembrolizumab at 3 mg/kg (dosed on days 0, 7, 14 and 21) lead to substantial tumor regressions, including ten out of ten CRs. We observed that dosing BCY12491 or pembrolizumab alone using the same dose and schedule led to only two and three out of ten complete regressions respectively.

Activity of EphA2 Bicycle TICA Molecule and PD1 Inhibitor in vivo

We believe that our ability to rapidly generate and test Bicycle TICA molecules and their simple molecular format may form the basis of additional programs in the future. In addition to the immune cell and tumor targets that we have already investigated, we are screening for Bicycle molecules that target NK cell receptors as well as additional immune cell and tumor specific antigens. We have identified Bicycle TICA candidates that target and activate NK cells. We have observed that treatment of primary human NK cells in co-culture with target-positive tumor cells with NK TICAs results in increased NK cell mediated tumor cell killing and an increase in NK cell secreted pro-inflammatory cytokines.

BT7480

BT7480 is a Bicycle TICA molecule that targets CD137 and Nectin-4. BT7480 exhibits potent CD137 agonism in an engineered CD137 reporter assay system that correlates with Nectin-4 surface expression on the co-cultured tumor cells. In addition, BT7480 induces robust production of interleukin-2, or IL-2, and interferon gamma, or IFNꝩ, in primary PBMC/tumor cell co-culture assays. This activity is strictly dependent on the tumor cells expressing Nectin-4 and on the ability of the Bicycle TICA molecule to bind to both of its targets, Nectin-4 and CD137.

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

Clinical Development

We are evaluating BT7480 in a Company-sponsored Phase I/II clinical trial. In November 2021, we announced that we had dosed the first patient in this trial and in December 2023 we provided clinical updates for the ongoing Phase I/II multi-center, open-label trial for BT7480. Enrollment is ongoing in the Phase I dose escalation portion of the trial. In the Phase I clinical trial, BT7480 showed two unconfirmed partial responses in heavily pre-treated patients with cervical cancer and three prolonged stable disease (at or above 7 months) in non-small cell lung and anal cancer. In addition, in 33 patients assigned to receive one of nine different doses of BT7480, BT7480 showed an emerging differentiated safety and tolerability profile with a low number of treatment-related adverse events at or above Grade 3. The majority of the patients studied had tumors that expressed Nectin-4 and CD137. We will continue to define the recommended Phase II dose and dose range with a view to enroll combination cohorts with checkpoint inhibitors in 2024.

BT7455

BT7455 is a Bicycle TICA molecule targeting EphA2 and CD137. In preclinical studies, BT7455 was observed to potentiate cytokine production by pre-activated PBMCs in co-culture with EphA2-expressing cancer cell lines and was associated with tumor growth inhibition and formation of immunologic memory in mice bearing subcutaneous MC38 tumors. IND-enabling studies for BT7455 are currently ongoing.

Bicycle Radionuclide Conjugates

Radiopharmaceuticals are drugs that contain medical isotopes, which are unstable elements that emit radiation and can be used to diagnose and treat cancers. To create radiopharmaceuticals, radiation emitting medical isotopes are typically attached to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals are designed to target tumor antigens that are unique to, or preferentially expressed on, cancer cells throughout the body. We believe the advantages of Bicycle molecules for selectively delivering cytotoxic payloads are advantageous for delivering radionuclide payloads.

Schematic of Proposed Bicycle Radionuclide Conjugates

We are developing a pipeline of novel binders with optimized properties for radioisotope delivery. For example, preclinical studies of a BRC molecule targeting the tumor antigen MT1-MMP and carrying a lead-212 payload showed potent anti-tumor activity and a favorable tolerability profile. We believe our BRC molecules are well positioned to potentially deliver novel radiopharmaceuticals. In addition, in May 2023, we announced our collaboration with the German Cancer Research Center, or DKFZ, the largest biomedical research institution in Germany, to develop and discover BRC molecules for potential oncology targets.

Our Partnered Programs

BT1718

BT1718 is a BTC molecule that we are developing in collaboration with Cancer Research UK for oncology indications. The molecule is comprised of our MT1-MMP targeting Bicycle molecule, a hindered disulphide cleavable linker and a DM1 cytotoxin payload. We are not aware of any other cytotoxin conjugates in development that target MT1-MMP.

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

Clinical Development

BT1718 is being investigated in a Phase I/IIa open label dose escalation and expansion clinical trial sponsored by Cancer Research UK. The Phase I part of this trial evaluated up to 40 patients with advanced solid tumors in two dosing regimens at three sites in the United Kingdom. In the Phase I portion of the Phase I/IIa trial, BT1718 was generally well-tolerated. Based on the Phase I trial results, 20mg/m2 of BT1718 administered weekly was selected as the Phase IIa dose. This dose is within the efficacious dose range predicted by preclinical models, in which an equivalent dose level was associated with complete responses, or CRs. With weekly dosing, BT1718 appeared tolerable, with manageable adverse events. Though the primary objective of the Phase I portion of the BT1718 trial was evaluating safety and tolerability in an unselected group of patients with advanced solid tumors, some signs of anti-tumor activity were observed: at doses of between 9.6mg/m2 and 32.0mg/m2 administered weekly, 13 out of 24 response evaluable patients at the eight-week timepoint exhibited best response of at least stable disease. Ten of these 13 patients had a greater than 10% reduction in at least one target lesion, including a tumor reduction of 68% observed in one patient, a reduction that meets the RECIST 1.1 criteria of a partial response.

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

Our Collaborations

We have entered into several collaborations, including those briefly described below, which are predominantly focused on indications beyond our internal focus in oncology to leverage the broad applicability of Bicycle molecules. Our strategic collaborations are based on the ability of Bicycle molecules to address a wide variety of targets and we are working with collaborators with deep therapeutic expertise outside of oncology to enable us to more efficiently develop novel medicines for patients. For additional information on these collaboration agreements, see Note 9. “Significant agreements” of our consolidated financial statements appearing elsewhere in this Annual Report.

Bayer

On May 4, 2023, we entered into a collaboration and license agreement with Bayer Consumer Care AG, or Bayer, pursuant to which we and Bayer will perform research and discovery activities under a mutually agreed upon research plan during a research term up to a specified number of years per target program to generate radiopharmaceutical compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint research committee. In addition, Bayer has a one-time right to expand the collaboration to include a third target program, and with respect to each of the up to three target programs, Bayer has an option, exercisable within a specified period of time following the effective date of the agreement, to generate, develop and commercialize non-radiopharmaceutical compounds directed to the applicable target, either by itself or in collaboration with us. Bayer also has certain limited target substitution rights, in certain cases subject to specified additional payments. For each collaboration program, Bayer may elect, at its sole discretion, to progress compounds arising from activities under the research programs into further preclinical development of potential products directed to the target of such collaboration program. On a target-by-target basis, if Bayer elects to progress development candidates directed to such target into further clinical development, Bayer will be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products directed to the applicable target.

Novartis

On March 27, 2023, we entered into a collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which the parties will perform research and discovery activities under a mutually agreed upon research plan during a research term of up to a specified number of years per target program to generate compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint steering committee. We granted Novartis a non-exclusive, worldwide, royalty-free, sublicensable (subject to certain restrictions) license under our intellectual property solely for Novartis to perform its research activities under each collaboration program during the research term. For each collaboration program, Novartis may elect to progress compounds arising from activities under the research programs, or Licensed Compounds, into further preclinical development of potential products directed to the target of such collaboration program. At a specified point, we will grant Novartis an exclusive, royalty-bearing, sublicensable, license under certain of our intellectual property to develop, manufacture, and commercialize such Licensed Compound, subject to certain limitations. Novartis also has certain limited substitution rights for each target, and Novartis may extend the initial research term by one year by electing to make an additional payment. On a target-by-target basis, if Novartis elects to progress development candidates directed to such target into further clinical development, Novartis will be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products containing Licensed Compounds directed to the applicable target.

Ionis

On July 9, 2021, we and Ionis entered into a collaboration and license agreement, or the Ionis Collaboration Agreement. Pursuant to the Ionis Collaboration Agreement, we granted to Ionis a worldwide exclusive license under our relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor), or TfR1 Bicycle molecules, intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, we have the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party will be responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. We will perform research and discovery activities including a baseline level of effort for a period of three years. We have retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

Genentech

On February 21, 2020, we entered into a Discovery Collaboration and License Agreement with Genentech, or the Genentech Collaboration Agreement. The collaboration is focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple I-O targets suitable for Genentech to advance into further development and commercialization. The initial discovery and optimization activities are focused on utilizing our phage screening technology to identify product candidates aimed at two I-O targets, or Genentech Collaboration Programs, which may also include additional discovery and optimization of Bicycle molecules as a targeting element for each Genentech Collaboration Program, or each a Targeting Arm. Genentech also had the option to nominate up to two additional I-O targets, or each an Expansion Option, which may also include an additional Targeting Arm for each Expansion Option, as additional Genentech Collaboration Programs. Genentech exercised the Expansion Options in October 2021 and June

2022, respectively. Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement and for the first Expansion Option in October 2021. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

We also granted Genentech a non-exclusive research license under our intellectual property solely to enable Genentech to perform any activities under the agreement. After we perform the initial discovery and optimization activities in accordance with an agreed research plan and achieve specified criteria, Genentech will have the option to have us perform initial pre-clinical development and optimization activities for each Genentech Collaboration Program, or the LSR Go Option. Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech will have the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program for each of the initial two Genentech Collaboration Programs and each of the two Expansion Option Genentech Collaboration Programs, or the Dev Go Option. In June 2023, Genentech terminated the collaboration activities for one of the initial Genentech Collaboration Programs and in January 2024, the joint research committee reached a decision to discontinue research activities associated with one of the Expansion Option programs.

Cancer Research UK

BT1718

In December 2016, we entered into a clinical trial and license agreement with Cancer Research UK and Cancer Research Technology Ltd., a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, or the Cancer Research UK Agreement. Pursuant to the agreement, as amended in March 2017 and June 2018, Cancer Research UK Centre for Drug Development will sponsor and fund a Phase I/IIa clinical trial of our product candidate, BT1718, in patients with advanced solid tumors. We granted Cancer Research UK a license to our intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial. We retain the right to continue the development of BT1718 during the clinical trial.

BT7401

In December 2019, we entered into a clinical trial and license agreement with Cancer Research Technology Limited and Cancer Research UK. Pursuant to the agreement, Cancer Research UK Centre for Drug Development will fund and sponsor development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We granted Cancer Research UK a license to our intellectual property in order for Cancer Research UK to design, prepare for, sponsor, and carry out the clinical trial and all necessary preclinical activities to support the trial. We retain the right to continue the development of BT7401 during the clinical trial.

Oxurion

In August 2013, we entered into a research collaboration and license agreement, or the Oxurion Collaboration Agreement, with Oxurion NV, or Oxurion, which agreement was amended in November 2017. Under the Oxurion Collaboration Agreement, we were responsible for identifying Bicycle peptides related to the collaboration target, human plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by us. THR-149 was selected as a development compound under the Oxurion collaboration agreement. We granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. In November 2023, Oxurion announced that it would be filing for bankruptcy after its product candidate, THR-149, did not meet the primary endpoint in its Phase 2, Part B clinical trial. In December 2023, Oxurion announced that it would not be filing for bankruptcy as it had previously announced. We are continuing to evaluate our options under the Oxurion Collaboration Agreement.

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

Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

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

Company-Owned Intellectual Property

As of December 31, 2023, our patent portfolio included 3 patent families directed to novel scaffolds and linkers, 10 patent families directed to our platform technology, 61 patent families directed to bicyclic peptides and related conjugates, and 19 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications.

We own at least eight patent families relating to our product candidate BT8009, including patent families directed to its composition of matter, methods of use for treating cancer, synthetic routes to BT8009 and methods of identifying patients suitable to receive BT8009. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2039 and 2044, not including any patent term extensions and/or patent term adjustments.

We own at least five patent families relating to our product candidate BT5528, including patent families directed to its composition of matter, methods of use for treating cancer and methods of identifying patients suitable to receive BT5528. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2038 and 2044, not including any patent term extensions and/or patent term adjustments.

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

We own at least 10 patent families relating to product candidate BT7480, including patent families directed to its composition of matter and the composition of matter of its constituent bicyclic peptides, methods of use for treating cancer, combinations with other active agents, and the methods of identifying patients suitable to receive BT7480. The issued patents from these families, and the pending patent applications, if issued, are expected to expire between 2038 and 2044, not including any patent term extensions and/or patent term adjustments.

In total, as of December 31, 2023, we owned about 344 patents in the United States and in foreign jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore. In addition, as of December 31, 2023, we had about 567 patent applications pending in the United States and in foreign jurisdictions, such as Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore and Taiwan, as well as pending international applications under the Patent Cooperation Treaty, or PCT. These patents, as well as any patents that may be issued from these patent applications, are generally expected to have terms that will expire at various dates between February 2029 and December 2044, not including any patent term extensions and/or patent term adjustments.

In total, as of December 31, 2023, we owned 81 trademark registrations across four territories (United Kingdom, European Union, United States, and Japan), as well as a number of pending applications for new trademarks.

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

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Pfizer (formerly Seagen, acquired by Pfizer in December 2023), which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are pursuing development programs for CD137 or CD137 bi-specific antibodies. In addition, we are aware that technologies for drug discovery, including peptide-based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

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

We plan to build our marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Manufacturing

Each of our Bicycle molecules is entirely synthetic. We believe the synthetic nature of our product candidates allows for a more cost effective and scalable manufacturing process compared to biologics. In addition, this property of Bicycle molecules allows for the manufacturing of product candidates of consistent pharmaceutical quality with favorable stability characteristics. Based on our experience, we believe that the manufacturing of Bicycle molecules can be made to be well controlled, reproducible and scalable.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit and to provide regular updates to the FDA on the progress of such studies. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Chemistry, Manufacturing, and Controls Development and Readiness Pilot (CDRP) Program

In October 2022, the FDA announced a two-year opportunity for a limited number of applicants to participate in the CDRP program to facilitate expedited development CMC development of products under an IND, where warranted, based on the anticipated clinical benefit of earlier patient access to the products. The FDA has implemented this pilot program to facilitate CMC readiness for selected Center for Biologics Evaluation and Research, or CBER, and Center for Drug Evaluation and Research, or CDER, regulated products with accelerated clinical development timelines. To accelerate CMC development and facilitate CMC readiness, the pilot features increased communication between the FDA and sponsors and explores the use of science- and risk-based regulatory approaches, such as those described in FDA guidance, as applicable.

Project Optimus

Project Optimus is an initiative of the Oncology Center of Excellence at the FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. In Project Optimus, drug developers have the opportunity to meet with the FDA’s Oncology Review Divisions early in their development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows sponsors to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring new therapies to patients.

Project Frontrunner

Project Frontrunner is an Oncology Center of Excellence initiative to encourage drug sponsors to consider when it may be appropriate to first develop and seek approval of new cancer drugs for advanced or metastatic disease, in an earlier clinical setting rather than the usual approach to develop and seek approval of a new drug for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. The goals of Project Frontrunner are to develop a framework for identifying candidate drugs that are appropriate to initially develop for the treatment of early metastatic disease (e.g., first or second line setting), taking into account clinical, scientific, regulatory and operational considerations; facilitate engagement with drug sponsors during drug development to develop and implement strategies to support approvals in early clinical setting; and to engage and collaborate with internal and external stakeholders on related research, policy and educational initiatives.

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

European Union/Rest of World Regulation

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

Clinical Trials in the EU

In the European Union, or EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

EU Review and Approval Process

In the EU, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Manufacturing Regulation in the EU

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation in the EU

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application; (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-Approval Requirements in the EU

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Regulation of Companion Diagnostics in the EU

In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices, or IVDs, and are governed by Regulation 2017/746, or IVDR, which entered into application on May 26, 2022, repealing and replacing Directive 98/79/EC. The IVDR defines a companion diagnostic as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product.

The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs, including companion diagnostics, must conform with the general safety and performance requirements, or GSPR, of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, IVD manufacturers must conduct a conformity assessment procedure, which varies according to the type of IVD and its classification. Apart from low risk IVDs (Class A which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has, or is in the process of, been authorised through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorisation through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. The European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of certain healthcare providers, healthcare clearinghouses and health plans, known as covered entities, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity or another business associate, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For further information concerning the data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.”

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

In addition, we may be subject to certain analogous state and foreign laws of each of the above federal healthcare laws. In some instances, such laws may be broader in scope than its federal counterpart, such as certain state anti-kickback and false claims laws, which may apply to claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. In addition, certain states and local jurisdictions also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices or require the tracking and reporting of gifts, compensation or other remuneration to physicians and other healthcare professionals.

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

In addition, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiations program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

In addition, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.

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

Brexit and the Regulatory Framework in the United Kingdom

As a result of the United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020 (commonly referred to as Brexit), the Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now treated as a

“third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

Employees and Human Capital

As of December 31, 2023, we had 284 full-time or part-time employees, including 107 with M.D. or Ph.D. degrees. Of these employees, 223 employees are engaged in research and development activities and 61 employees are engaged in general and administrative activities. Our employees are primarily based at the locations of our office and laboratory facilities: 175 are located in the United Kingdom and 109 are located in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Compensation and Benefits

We believe our employees are our most valuable assets and are key to achieving our goals. We focus our efforts on attracting and retaining a diverse, high-performing workforce through offering competitive and fair compensation packages that are based on robust industry market data. Our total compensation package includes competitive base pay, annual bonus, equity participation, and a broad range of benefits, including retirement planning, healthcare and insurance benefits, paid time off, enhanced paid family and medical leave, flexible working, and various health and wellness programs. We also run recognition programs that highlight employees who exhibit exceptional performance and demonstrate our company values.

We ensure that our compensation programs are designed to be equitable and fair, and routinely analyze data to ensure that our programs are administered in a fair and equitable way.

Diversity, Equity and Inclusion (DEI)

We believe a diverse workforce is critical to our success and we are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We understand that varied perspectives lead to the best ideas and outcomes. We believe that by creating a workplace where every individual can feel welcome and valued, we will be better able to achieve our corporate objectives. All employees must adhere to a code of business conduct and ethics and our employee handbook, which combined, define standards for appropriate behavior and all employees are annually trained to help prevent, identify, report, and stop any type of discrimination and harassment. Our processes in recruitment, hiring, development, training, compensation, and advancement are based on qualifications, performance, skills, and experience without regard to gender, race, or ethnicity.

We have formed a cross-functional DEI employee network that continues to work with Human Resources and our leadership to develop the DEI strategy.

Career Development

We invest heavily in our employees’ personal and professional development. We offer a vast array of learning and development opportunities including online and classroom training and learning, technical training, mentoring and coaching programs, training academies and management and leadership development programs.

We are committed to developing the next generation of talent and have active internship partnerships with local universities in both the United States and United Kingdom.

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

Available Information

Our website address is http://www.bicycletherapeutics.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

Item 1A.Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our American Depositary Shares, or ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	Our failure to comply with the covenants or payment obligations under our existing term loan facility with Hercules Capital, Inc., or Hercules, could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by Hercules, any of which could negatively impact our business, financial condition and results of operations.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Toxin Conjugate, or BTC®, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.

●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.

●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $180.7 million, $112.7 million and $66.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $511.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $526.4 million as of December 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

While the long-term economic impact of public health crises or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war, is difficult to assess or predict, these events have caused or may cause significant disruptions to the global financial markets and have contributed or may contribute to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks. On March 10, 2023, in addition to the failure of SVB UK, its parent company, Silicon Valley Bank, also failed, and Signature Bank failed on March 12, 2023. Although the U.K. and U.S. governments both took steps to guarantee all depositors at these banks, there is no guarantee that these governments or any other government would guarantee depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. If the disruptions, instability and slowdown deepen or persist, we may not be able to access our cash as needed or to raise additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We are party to a secured term loan facility with Hercules. As of December 31, 2023, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of December 31, 2023, we had $30.0 million of borrowings outstanding under the Loan Agreement with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Within our BTC programs, we are evaluating BT8009, a BTC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies and a Phase II/III registrational trial called Duravelo-2 which is now active and recruiting patients, and BT5528, a BTC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression. In addition, BT1718, a BTC molecule designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTC molecules or Bicycle TICA molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BTC molecules, Bicycle TICA molecules, and our other product candidates will depend on, among other things, our ability to:

●	successfully complete preclinical studies and clinical trials, which may be delayed;

●	receive regulatory approvals from the FDA, the European Commission based on an opinion from the EMA and other similar regulatory authorities;

●	establish and maintain collaborations with third parties for the development and/or commercialization of our product candidates, or otherwise build and maintain strong development, sales, distribution and marketing capabilities that are sufficient to develop products and launch commercial sales of any approved products;

●	obtain coverage and adequate reimbursement from payors such as government health care systems and insurance companies and achieve commercially attractive levels of pricing;

●	secure acceptance of our product candidates from physicians, health care payors, patients and the medical community;

●	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of our product candidates to permit successful commercialization;

●	manage our spending as expenses increase due to clinical trials and commercialization; and

●	obtain and enforce sufficient intellectual property rights for any approved products and product candidates and maintain freedom to operate for such products with respect to the intellectual property rights of third parties.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a new drug application, or NDA, to the FDA or comparable foreign applications to competent regulatory authorities abroad, and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market our product candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the product. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot provide assurance that our product candidates will be successfully developed or commercialized. If we are unable to develop, or obtain regulatory approval for, or, if approved, to successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the EU on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of EU Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This requires financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted.

We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.

Bicycle molecules are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycle molecules attractive candidates for drug development. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. Our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for these or any other product candidates in clinical trials or in obtaining marketing approval thereafter.

Regulatory authorities have limited experience with Bicycle molecules and may require evidence of safety and efficacy that goes beyond what we and our collaborators have included in our development plans. In such a case, development of Bicycle product candidates may be more costly or time-consuming than expected, and our candidate products and those of our collaboration partners may not prove to be viable.

If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products, raise capital, expand our business or continue our operations.

Our product candidates and those of our collaborators will need to undergo preclinical and clinical trials that are time consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure. If preclinical or clinical trials of our or their product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA, the EMA and the European Commission and any other comparable regulatory authority, additional costs may be incurred or delays experienced in completing, the development of these product candidates, or their development may be abandoned.

The FDA in the United States, the European Commission based on a positive opinion from the EMA, or national competent regulatory authorities or EEA countries, in the EEA, and any other comparable regulatory authorities in other jurisdictions must approve product candidates before they can be marketed, promoted or sold in those territories. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the European Commission based on a positive opinion from the EMA or any other comparable regulatory authority.

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our product candidates. The FDA, EMA or the European Commission or any other comparable regulatory authority may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

In connection with clinical trials of our product candidates, we face a number of risks, including risks that:

●	a product candidate is ineffective, inferior or a rigorous comparison cannot be made to existing approved products for the same indications;

●	a product candidate causes or is associated with unacceptable toxicity or has unacceptable side effects;

●	patients may die or suffer adverse effects for reasons that may or may not be related to the product candidate being tested;

●	the results may not confirm the positive results of earlier trials;

●	the results may not meet the level of statistical significance required by the FDA, the EMA or the European Commission or other relevant regulatory authorities to establish the safety and efficacy of our product candidates for continued trial or marketing approval; and

●	our collaborators may be unable or unwilling to perform under their contracts.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of BT8009, BT5528 and BT7480 are ongoing and BT1718 is being investigated in a Phase I/IIa trial conducted by Cancer Research UK, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we have aligned with the FDA on the design of a Phase II/III registrational trial for BT8009, called Duravelo-2, which is now active and recruiting patients, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

We may employ companion diagnostics to help us more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval or certification prior to commercialization. We do not develop companion diagnostics internally and thus we will be dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval or certification for these companion diagnostics. There can be no guarantees that we will successfully find a suitable collaborator to develop companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval or certification for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval or certification of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community or difficulties obtaining insurance coverage and reimbursement from private insurance or government payors. If such companion diagnostics fail to gain market acceptance, our ability to derive revenues from sales of any products, if approved, will be adversely affected. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Four of our product candidates are currently undergoing safety testing in the form of Phase I/IIa, Phase I/II or Phase II/III clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that BT8009, BT5528, BT7480, BT1718 or any other of our product candidates are safe in humans.

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

We may also seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. The EMA has a similar program called PRIME.

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

The withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

Following Brexit, the UK and the EU signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021, and entered into force on May 1, 2021. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

As it relates to marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission. For example, the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States no longer encompasses Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in Great Britain. Northern Ireland continues, however, to be covered by the marketing authorizations granted by the European Commission.

On February 27, 2023, the UK government and the European Commission reached a political agreement on the so-called “Windsor Framework.” The framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. If the changes are adopted in the form proposed, medicinal products to be placed on the market in the UK will be authorized solely in accordance with UK laws. Northern Ireland would be reintegrated back into a UK-only regulatory environment under the authority of the MHRA with respect to all medicinal products. The implementation of the Windsor Framework would occur in stages, with new arrangements relating to the supply of medicinal products into Northern Ireland anticipated to take effect in 2025.

A significant proportion of the regulatory framework in the UK applicable to medicinal products is currently derived from EU Directives and Regulations. The potential for UK legislation to diverge from EU legislation following Brexit could materially impact the regulatory regime with respect to the development, manufacture, import, approval, and commercialization of our product candidates in the UK or the EU. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. It is possible that we could experience delays in the timing of our interactions with regulatory authorities due to absenteeism by governmental employees, inability to conduct planned physical inspections related to regulatory approval, or the diversion of regulatory authority efforts, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Any marketing approval we ultimately obtain, if any, may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, regulatory authorities may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. Regulators may approve a product candidate for a smaller patient population, a different drug formulation or a different manufacturing process, than we are seeking. If we are unable to obtain necessary regulatory approvals, or more limited regulatory approvals than we expect, our business, prospects, financial condition and results of operations may suffer.

Any delay in obtaining or failure to obtain required approvals could negatively impact our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact the price of our ADSs.

We currently have limited marketing, sales or distribution infrastructure with respect to our product candidates. If we are unable to develop our sales, marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our product candidates.

We currently have limited marketing, sales or distribution capabilities and have limited sales or marketing experience within our organization. If one or more of our product candidates is approved, we intend either to build our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize that product candidate, or to outsource this function to a third party. There are risks involved with either building our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or our failure to educate physicians on the benefits of prescribing our products;

●	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with expanding an independent sales and marketing organization.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA or comparable foreign regulatory authorities may also require a Risk Evaluation and Mitigation Strategy, or REMS, or a comparable foreign strategy, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include, among others, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval, and prohibitions on the promotion of an approved product for uses not included in the product’s approved labeling. The FDA and other or comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Similar considerations apply outside of the United States.

Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the labeling, distribution, marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;

●	untitled and warning letters, or holds on clinical trials;

●	refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;

●	requirements to conduct post-marketing studies or clinical trials;

●	restrictions on coverage by third-party payors;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	product seizure or detention, or refusal to permit the import or export of the product; and

●	injunctions or the imposition of civil or criminal penalties.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, are developing programs for the targets that we are exploring for our BTC programs, including Pfizer (formerly Seagen, acquired by Pfizer in December 2023) which has a marketed Nectin-4 antibody-drug conjugate. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EU or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

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

There have been executive, judicial and Congressional challenges to certain aspects of ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs and creating a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) allows HHS to negotiate the price of certain high-expenditure drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Similarly, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive or confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent applicable, the exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA allows for fines for noncompliance (of up to $7,500 per intentional violation)

and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data maintained by covered entities about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, and these developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the United Kingdom, or the UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the UK International Data Transfer Agreement and the UK Transfer Addendum, the EU-U.S. Data Privacy Framework and the UK’s Extension to that Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the relevant Framework and/or Extension), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are also bound by other contractual and industry obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy or security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Risks Related to Our Business and Our International Operations

As a company with operations outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

As a company with operations in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;

●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including, without limitation, restrictive regulations such as the EU GDPR and UK GDPR governing the use, processing, and cross-border transfer of personal data;

●	changes in non-U.S. regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment, including the implications of Brexit;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

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

In the ordinary course of business, we and the third parties upon which we rely and may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability conduct our research and development programs and our clinical trials. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of sensitive data (including data related to clinical trials), loss of income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of information technology infrastructure, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, CROs for managing clinical trial data, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, the liability of such third party may be limited such that any award may be insufficient to cover our damages, or we may be unable to recover any such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We may expend significant resources or modify certain of our business activities (which could include our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have established physical, electronic and organizational security measures designed to safeguard and secure our systems against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products or services. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Social media platforms and artificial intelligence-based platforms present new risks and challenges to our business.

Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, artificial intelligence, or AI, based platforms are increasingly being used in the biopharmaceutical industry. While we have introduced measures to restrict the internal use of public AI platforms, they may be used by our vendors, suppliers and contractors with access to our proprietary and confidential information, including trade secrets. Such use may lead to the release of our proprietary and confidential information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

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

Under our collaborations with Genentech, Ionis, Novartis, and Bayer, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. In addition, Cancer Research UK is sponsoring and funding a Phase I/IIa clinical trial of BT1718, in patients with advanced solid tumors, and will sponsor and fund development of BT7401 from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. For example, Cancer Research UK currently sponsors and funds the Phase I/IIa clinical trial of BT1718 in patients with advanced solid tumors. We also utilize CROs to perform toxicology studies related to our preclinical activities. While we will have agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance. Given the breadth of clinical therapeutic areas for which we believe Bicycle molecules may have utility, we intend to continue to rely on external service providers.

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

We remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of EEA countries and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our academic partners or CROs or if we or any of our academic partners or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable CGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In addition, with respect to investigator-sponsored trials that are being or may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials, manufacturing issues, safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-

sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to the ongoing wars involving Ukraine and Israel. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

We operate an outsourced model for the manufacture of our product candidates, and contract with cGMP licensed pharmaceutical contract development and manufacturing organizations. While we have engaged several third-party vendors to provide clinical and non-clinical supplies and fill-finish services, we do not currently have any agreements with third-party manufacturers for long-term commercial supplies. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate that we develop, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

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

We have recently experienced significant growth in the number of our employees and the scope of our operations and expect to continue to expand, particularly in the areas of drug manufacturing, supply chain, clinical development, sales, marketing, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Moreover, our expected growth could require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Massachusetts, U.S. Due to our limited resources, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion or relocation of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through February 15, 2024, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Similarly, the ongoing wars involving Ukraine and Israel have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

The dual class structure of our shares may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

As of February 15, 2024, we had 37,880,303 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions as summarized in Exhibit 4.6, as filed with this Annual Report. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act. Consequently, if holders of our non-voting ordinary shares exercise their option to make this re-designation, this will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. For example, the ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their shares as ordinary shares to the extent permitted, the prior ordinary shares would have 90.01% of the voting power, and the former non-voting ordinary shares would represent 9.99% of the voting power.

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

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to report annually and include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income,” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation that is a Ten Percent Shareholder with respect to a CFC. Failure to comply with these reporting and tax paying obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations from starting with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own (directly, indirectly or constructively through the application of attribution rules) more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own (directly, indirectly or constructively through the application of attribution rules) 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.

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

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were not a PFIC in the 2023 taxable year. However, no assurances can be provided that we will not be a PFIC for the current or any future taxable year or that we have not been a PFIC in any prior taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure.

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

As a group that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax relief program, being the Small and Medium-sized Enterprises R&D Tax Relief program, or SME Program, and for certain specific categories of expenditure the Research and Development Expenditure Credit program, or RDEC Program. The SME Program may be particularly beneficial to us, as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime that are contained in the Finance Bill currently proceeding through the U.K. Parliament will (if enacted) increase the cash rebate that may be claimed from such date to 26.97% of qualifying expenditure, if we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose qualifying R&D expenditure represents 40% (or, from April 1, 2024, 30%) or more of its total expenditure for that accounting period). These amendments will also (if enacted) with effect from April 1, 2024 (i) unless limited exceptions apply, introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes, and (ii) merge the SME Program and the RDEC Program into a single scheme. If such proposals are implemented as currently provided in the Finance Bill, and we do not qualify as an R&D intensive SME, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive such cash rebates at a significantly lower rate than we can claim at present. These and other potential future changes to the U.K. R&D tax relief programs may mean we no longer qualify or have a material impact on the extent to which we can make claims or benefit from them.

We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be eligible for this tax deduction. When taken in combination with the enhanced relief available on our R&D expenditures, we expect a long-term rate of corporation tax lower than the statutory rate to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax relief programs or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

Future changes to tax laws could materially adversely affect our company and reduce net returns to our shareholders.

The tax treatment of the company is, and our ADSs and ordinary shares are, subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration or being implemented by tax authorities in jurisdictions in which we operate, including in connection with tax policy initiatives and reforms led by the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project (including “BEPS 2.0”) and the European Commission. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares (which may change, in particular, if the Finance Bill currently proceeding through the U.K. Parliament is not enacted in its current form, or if measures taken to give certain Finance Bill provisions effect on a provisional basis do not continue to apply until such enactment).

In the United States on August 16, 2022, President Biden signed into law the IRA, which includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations, as well as a 1% excise tax on share buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified or deferred, it may materially reduce our cash flows. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

General Risks

Effective as of December 31, 2023, we are a large accelerated filer, which may increase our costs and demands on management.

As a result of the market value of our ordinary shares and ADSs held by non-affiliates as of June 30, 2023, we are a large accelerated filer as of December 31, 2023 and no longer qualify as a “smaller reporting company” as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status and comply with the associated increased disclosure obligations until our first quarterly report for the three-month period ending March 31, 2024.

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies. These requirements include, but are not limited to:

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C.     CYBERSECURITY.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, computer hardware and software, and our critical data includes proprietary, confidential and sensitive data, including, without limitation, personal data (such as health-related data), intellectual property and trade secrets (collectively “Information Assets”). Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

Risks from cybersecurity threats are among those that we address in our general risk management program. We rely on a multidisciplinary team (including personnel from our information security function, management and third-party service providers, as needed, as described further below) to help identify, assess and manage our risks. We identify and assess such threats by, among other things, monitoring and evaluating the threat environment using various methods, including, for example, manual and automated tools, information security tools and platforms to alert us to potentially unwarranted activity on our networks, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats, and conducting risk and vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. For example, the risk management and reduction measures we implement for certain of our Information Assets include: policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management, and disaster recovery/business continuity plans; incident detection and response solutions; internal and/or external audits to assess our exposure to cybersecurity threats; documented risk assessments; implementation of certain security standards/certifications; encryption of data; network security controls; data segregation; physical and electronic access controls; physical security; asset management, tracking and disposal; systems monitoring; employee security training; penetration testing; and cyber insurance. In addition to the above, management obtains a third-party review and formal certification of its information management system policies and procedures, which has been collated into an Information Security Management System (ISMS) which is maintained to ISO27001 standards.

We work with third parties from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms and other vendors that help to identify, assess, or manage cybersecurity risks.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions including contract research organizations, or CROs, for managing clinical trials, professional services, SaaS platforms, managed services, property management, cloud-based infrastructure, data center facilities, content delivery to customers, encryption and authentication technology, corporate productivity services, and other functions. We generally engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement.

For service providers that provide particularly critical services to us or process particularly sensitive information for us, we may also require that such providers possess at least one of the following certificates, reports, or procedures: SOC 2 Type 2; ISO 27001; annual penetration tests; and/or red/blue team tests.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled: Cyber-attacks or other failures in telecommunications or information technology systems and deficiency in our, or those of third parties upon which we rely, cybersecurity could result in information theft, data corruption and significant disruption of our business operations.

Governance

Our cybersecurity risk management strategy relies on input from management, including our Vice President, Technology & Information Security, who reports directly to our Chief Operating Officer, and has over ten years of experience in developing and implementing cybersecurity strategies for companies in the biopharmaceutical industry, as well as our Chief Financial Officer and General Counsel. We have also formed an Information Risk Assessment Committee, or IRAC, consisting of senior members of the finance, legal, operations and information technology functions, to oversee the management of information security as a whole, including integrating cybersecurity considerations into the company’s overall risk management strategy, and for communicating key priorities to employees. The IRAC meets on a regular basis, generally quarterly, to discuss cybersecurity risk and to review our cybersecurity program.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our incident response team, which includes, but is not limited to, our Vice President, Technology & Information Security, General Counsel and Chief Financial Officer. In addition, our incident response processes include reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

Management, including the IRAC, is also responsible for approving budgets, helping prepare for cybersecurity incidents, responding to cybersecurity incidents, approving cybersecurity policies and procedures, reviewing audit reports, and reporting to the board of directors.

Our board of directors oversees our risk management strategy with respect to cybersecurity threats. The board, through its Audit Committee, holds regular meetings, at least quarterly, to discuss issues including our cybersecurity threats. The meetings involve presentations and reports from our management, including our Vice President, Technology & Information Security, concerning our significant cybersecurity threats and risks and the processes we have implemented to address them.

ITEM 2.       PROPERTIES.

We occupy approximately 45,000 rentable square feet of office and laboratory space in Cambridge, United Kingdom under a lease that expires in December 2031, which may be cancelled after December 2026, and may be renewed for 10 years, also cancelable in the fifth year of the extension. We also lease an additional 11,000 rentable square feet of office and laboratory space in Lexington, Massachusetts under a lease that expires in December 2027 and approximately 23,000 rentable square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in March 2026, which may be extended for an additional two years at our option. We believe that our office and laboratory spaces are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

ITEM 4.       MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Neither our ordinary shares, nominal value £0.01 per share, nor our non-voting ordinary shares, nominal value £0.01 per share, are publicly traded. Our American Depositary Shares, or ADSs, each represent one ordinary share of Bicycle Therapeutics plc and began trading on The Nasdaq Global Select Market on May 23, 2019 under the symbol “BCYC.” Prior to that date, there was no public trading market for our ADSs, ordinary shares, or non-voting ordinary shares.

Holders of Ordinary Shares

As of February 15, 2024, there were approximately 45 holders of record of our ordinary shares, two holders of record of our non-voting ordinary shares, and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Registered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K, or this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

For the discussion of the financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or the SEC, on February 28, 2023.

Overview

We are a clinical-stage biopharmaceutical company developing a novel class of medicines, which we refer to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycle molecules attractive candidates for drug development. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycle molecules allows targets to be drugged that have historically been intractable to non-biological approaches. Bicycle molecules are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, qualities which we believe explain the molecules’ favorable toxicological profile.

We have a novel and proprietary phage display screening platform which we use to identify Bicycle molecules in an efficient manner. The platform initially displays linear peptides on the surface of engineered bacteriophages, or phages, before “on-phage” cyclization with a range of small molecule scaffolds which can confer differentiated physicochemical and structural properties. Our platform encodes quadrillions of potential Bicycle molecules which can be screened to identify molecules for optimization to potential product candidates. We have used this powerful screening technology to identify our current portfolio of candidates in oncology and intend to use it in conjunction with our collaborators to seek to develop additional future candidates across a range of other disease areas.

Our product candidates, BT8009, BT5528, and BT1718, are each a Bicycle Toxin Conjugate, or BTC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating BT8009, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and a Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA molecule. Our discovery pipeline in oncology includes next-generation BTC molecules, Bicycle radionuclide conjugates, or BRCTM molecules, Bicycle based systemic immune cell agonists and Bicycle TICA molecules.

In January 2023, we announced that the FDA granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition. In February 2023, we presented results from the completed dose escalation portion of the Phase I/II clinical trial of BT8009 and in December 2023, we provided clinical updates for various cohorts of the Phase I/II clinical trial. Enrollment in the Phase I/II clinical trial remains ongoing. Additionally, in September 2023, we announced our alignment with the FDA on the design of a Phase II/III registrational trial for BT8009, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. The Duravelo-2 clinical trial is now active and recruiting patients. In October 2023, we also announced that BT8009 has been selected to participate in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot Program recently launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

In September 2022, we announced Phase I dose escalation top-line results from our Phase I/II trial of BT5528 and that we were advancing in ongoing expansion cohorts in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers. In December 2023, we provided clinical updates for the ongoing Phase I/II clinical trial enrolling patients with various solid tumors.

In November 2021, we announced that we had dosed the first patient in the Phase I/II clinical trial of BT7480 and in December 2023 we provided clinical updates for the ongoing Phase I/II multi-center, open-label trial which will evaluate BT7480 administered once weekly.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates BT8009, BT5528, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares, or ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through December 31, 2023, we have received gross proceeds of $830.4 million from the sale of ADSs, ordinary shares, non-voting ordinary shares and convertible preferred shares; and $233.2 million of cash payments under our collaboration agreements, including $45.0 million from Bayer, $50.0 million from Novartis, $47.6 million from Ionis and $56.0 million from Genentech; and borrowings of $30.0 million pursuant to our Loan and Security Agreement, as amended, or the Loan Agreement, with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $180.7 million, $112.7 million and $66.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $511.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into later-stage clinical trials and continue preclinical activities and clinical trials for our pipeline programs and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take many years and is subject to significant uncertainty. We have no commercial-scale manufacturing facilities of our own, and all of our manufacturing activities have been and are planned to be contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. If we seek to obtain marketing approval for any of our product candidates from which we obtain encouraging results in clinical development, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution.

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

As of December 31, 2023, we had cash and cash equivalents of $526.4 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

Components of Our Results of Operations

Collaboration Revenues

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with our collaboration partners, including amounts that are recognized related to upfront payments, milestone payments and option exercise payments, and amounts due to us for research and development services. In the future, revenue may include additional milestone payments and option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, milestone and other payments, as well as the exercise or expiration of options.

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

U.K. research and development tax credits and government grant funding are recorded as an offset to research and development expense. See “—Provision For (Benefit From) Income Taxes.”

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expense. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, pursuant to which the Cancer Research UK Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our product candidate, BT1718, in patients with advanced solid tumors. Cancer Research UK has designed and prepared and is carrying out and sponsoring the clinical trial at its own cost. Upon the completion of the Phase I/IIa clinical trial, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, CRTL may elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted is less certain costs, as defined in the agreement). The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, upon a change in control involving a tobacco related entity, and in certain other specified circumstances, and includes provisions that require the repayment of costs to Cancer Research UK upon certain termination events. The costs incurred by Cancer Research UK are recorded as a liability in accordance with ASC 730, Research and Development as the payments are not based solely on the results of the research and development having future economic benefit. The accrual of the liability is recorded as incremental research and development expense in our consolidated statements of operations and comprehensive loss.

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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	completing research and preclinical development of our product candidates, including conducting future clinical trials of BT8009, BT5528, BT7480 and BT1718;
●	progressing the preclinical and clinical development of BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, EMA or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the current EU pharmaceutical legislation. If adopted in the form proposed, the European Commission proposals may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, corporate and business development, commercial and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, insurance, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of December 31, 2023, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules.

Provision For (Benefit From) Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes included in the consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements.

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

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2023. Under the SME Program, the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime that are contained in the Finance Bill currently proceeding through the U.K. Parliament will (if enacted) increase the cash rebate that may be claimed from such date to 26.97% of qualifying expenditure, if we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose qualifying R&D expenditure represents 40% (or, from April 1, 2024, 30%) or more of its total expenditure for that accounting period).

Further amendments to the U.K. R&D tax credit regime have also recently been proposed that may (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditures incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes. These amendments are expected to take effect for accounting periods beginning after April 1, 2024. In addition, the U.K. government is currently considering a proposal to merge the SME Program and the RDEC Program into a single scheme with effect from April 2024; if such proposal is implemented, it may be the case that we are no longer able to make claims in respect of sub-contracted R&D activities, and that different (and potentially lower) caps are imposed on the amount of tax relief that we can claim. These and other potential future changes to the U.K. research and development tax relief programs may impact the extent to which we can make claims.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Collaboration revenues	$26,976	$14,463	$11,697
Operating expenses:
Research and development	156,496	81,609	44,880
General and administrative	60,426	49,507	32,435
Total operating expenses	216,922	131,116	77,315
Loss from operations	(189,946)	(116,653)	(65,618)
Other income (expense):
Interest income	14,002	5,756	120
Interest expense	(3,263)	(3,344)	(2,984)
Total other income (expense), net	10,739	2,412	(2,864)
Net loss before income tax provision	(179,207)	(114,241)	(68,482)
Provision for (benefit from) income taxes	1,457	(1,524)	(1,663)
Net loss	$(180,664)	$(112,717)	$(66,819)

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Collaboration revenues	$26,976	$14,463	$12,513
Operating expenses:
Research and development	156,496	81,609	74,887
General and administrative	60,426	49,507	10,919
Total operating expenses	216,922	131,116	85,806
Loss from operations	(189,946)	(116,653)	(73,293)
Other income (expense):
Interest income	14,002	5,756	8,246
Interest expense	(3,263)	(3,344)	81
Total other income (expense), net	10,739	2,412	8,327
Net loss before income tax provision	(179,207)	(114,241)	(64,966)
Provision for (benefit from) income taxes	1,457	(1,524)	2,981
Net loss	$(180,664)	$(112,717)	$(67,947)

Collaboration Revenues

Collaboration revenues increased by $12.5 million in the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to increases of $8.4 million from our collaboration with Genentech which was primarily a result of the recognition of $6.0 million due to the expiration of a material right upon the termination of one of the initial collaboration programs, as well as an increase in revenue recognized associated with proportional performance, $1.9 million from our collaboration with Novartis entered into in March 2023, $1.4 million from our collaboration with Ionis resulting from an increase in revenue recognized associated with proportional performance, and $1.2 million from our collaboration with Bayer entered into in May 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	December 31,
	2023	2022	Change

	(in thousands)
BT8009 (Nectin‑4)	$44,135	$11,054	$33,081
BT5528 (EphA2)	9,195	10,702	(1,507)
BT1718 (MT1)	520	692	(172)
Bicycle tumor-targeted immune cell agonists	18,878	11,268	7,610
Discovery, platform and other expense	37,295	21,811	15,484
Employee and contractor related expenses	46,506	31,346	15,160
Share-based compensation	15,581	10,394	5,187
Facility expenses	8,845	5,155	3,690
Research and development incentives and government grants	(24,459)	(20,813)	(3,646)
Total research and development expenses	$156,496	$81,609	$74,887

Research and development expenses increased by $74.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase of $40.7 million in clinical program expenses for the ongoing Phase I/II clinical trials for BT8009 and Bicycle TICA molecules as well as start-up activities for the Phase II/III registrational trial for BT8009, increased discovery, platform and other expenses, including an increase of $4.7 million in allocated depreciation and other infrastructure costs and an increase of $10.8 million in other discovery-related costs, including the costs of our collaboration agreements, as well as increases of $15.2 million in employee and contractor-related expenses attributable to increased headcount, $5.2 million of incremental share-based compensation expense primarily associated with equity grants issued since the prior year, and $3.7 million in facilities-related expenses primarily associated with our U.S. lease entered into in January 2023. These increases were offset by decreased clinical program expenses for BT5528 of $1.5 million as well as $3.6 million of incremental research and development incentives, including U.K. research and development tax credit reimbursements due to the corresponding increase in research and development spending which is offset by a decrease in the U.K. research and development tax credit reimbursement rate for qualifying expenditures after April 1, 2023.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs incurred to support that program to date. Through December 31, 2023, we have incurred approximately $73.9 million, $39.6 million, and $15.5 million of direct external expenses for the development of BT8009, BT5528, and BT1718, respectively, since their candidate nominations, and an aggregate of $41.4 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Personnel-related costs	$18,985	$13,948	$5,037
Professional and consulting fees	14,814	9,836	4,978
Other general and administration costs	9,137	8,783	354
Share-based compensation	16,896	16,385	511
Effect of foreign exchange rates	594	555	39
Total general and administrative expenses	$60,426	$49,507	$10,919

General and administrative expenses increased by $10.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $5.0 million increase in personnel-related costs primarily associated with increased headcount as well as an increase in professional and consulting fees of $5.0 million primarily associated with increased legal and consulting fees.

Other Income (Expense), net

Other income (expense), net increased by $8.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase of $8.2 million in interest income related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period.

Provision For (Benefit From) Income Taxes

The provision for income taxes of $1.5 million for the year ended December 31, 2023 is primarily associated with a change in estimate that certain research and development expenses incurred by our U.S. subsidiary pursuant to an intercompany service arrangement are not required to be capitalized under IRC Section 174 because our U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research activities, which resulted in an impact to the income tax provision of $2.4 million during the year ended December 31, 2023, offset by the impact of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by the intercompany service agreement. The benefit from income taxes of $1.5 million for the year ended December 31, 2022, is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception in 2009 through December 31, 2023, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, payments for research and development services and development milestone payments pursuant to our collaboration agreements, including Bayer, Novartis, Ionis, and Genentech; and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash used in operating activities	$(60,628)	$(86,111)	$(14,794)
Net cash used in investing activities	(2,929)	(18,987)	(2,030)
Net cash provided by financing activities	250,027	6,692	320,725
Effect of exchange rate changes on cash	1,346	(1,120)	(1,211)
Net increase (decrease) in cash, cash equivalents and restricted cash	$187,816	$(99,526)	$302,690

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $60.6 million as compared to $86.1 million for the year ended December 31, 2022. The decrease in cash used in operations of $25.5 million is primarily due to a change in deferred revenue of $71.1 million which was primarily due to upfront payments received from our collaboration agreements with Novartis and Bayer during the year ended December 31, 2023, a net increase in non-cash expenses, including $5.7 million of share-based compensation expense, $2.9 million of depreciation expense, and a change of $8.3 million of deferred income tax provision (benefit), as well as the impact to cash used in operations due to changes in our other operating assets and liabilities of $4.9 million, which was driven by increases resulting from changes in research and development incentives receivable of $6.0 million, accounts payable of $5.4 million and accounts receivable of $4.1 million, offset by changes in accrued expenses and other liabilities of $10.0 million. These impacts were offset by an increase in net loss of $67.9 million as described in the Results of Operations above.

Investing Activities

During the years ended December 31, 2023 and 2022, we used $2.9 million and $19.0 million, respectively, of cash in investing activities. The decrease for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily associated with purchases of property and equipment, consisting primarily of leasehold improvements and laboratory equipment, related to our U.K. lease entered into in December 2021.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $250.0 million, primarily consisting of net proceeds of $215.1 million from the underwritten public offering in July 2023, $34.2 million from our ATM program and $0.7 million from the exercise of share options.

During the year ended December 31, 2022, net cash provided by financing activities was $6.7 million, primarily consisting of net proceeds from the exercise of share options of $1.0 million and net proceeds from our ATM program of $5.7 million.

At-the-Market Program

On June 5, 2020, we entered into a Sales Agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., collectively, the Sales Agents, with respect to an at-the-market, or ATM, program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs. During the year ended December 31, 2023, we issued and sold 1,561,176 ADSs, representing the same number of ordinary shares for gross proceeds of $35.3 million, resulting in net proceeds of $34.2 million after deducting sales commissions and offering expenses of $1.1 million. There were no sales of ADSs through our ATM during the three months ended December 31, 2023.

Loan Agreement

Our Loan Agreement, as amended from time to time, with Hercules as agent, consisting of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which are available through December 31, 2024, but have not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. The interest-only period ends on April 1, 2025. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, as well as customary events of default. For additional information on the Loan Agreement, see Note 6. “Long-term debt” of our consolidated financial statements.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of BT8009, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

In addition, the following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 6. “Long-term debt” and Note 11. “Commitments and contingencies” of our consolidated financial statements.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$15,804	$5,772	$9,211	$821
Debt obligations(2)	35,285	2,527	32,758	—
Total	$51,089	$8,299	$41,969	$821
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S.A. under operating leases that expire in March 2026 and December 2027.
(2)	Amounts in the table reflect the contractually required principal, interest and the final payments under the Loan Agreement with Hercules as of December 31, 2023.

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

Our arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have entered into separate agreements with third parties which provide for various future milestone payments by us upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. We have not included future payments under these agreements in the table of contractual obligations above since these obligations are contingent upon future events. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones.

As of December 31, 2023, we had cash and cash equivalents of $526.4 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report.

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

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Collaboration Revenues

Our revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using our bicyclic peptide screening platform with the goal of identifying and/or optimizing compounds for further development and commercialization, (ii) the transfer of intellectual property rights (licenses), or (iii) options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees.

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

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation based on estimated relative standalone selling prices.

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

We then recognize as revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of an arrangement.

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

Customer Options: A customer’s rights to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If we are not presently obligated to provide, and do not have a right to consideration for delivering additional goods or services, the item is considered an option. We evaluate customer options to obtain additional items (i.e., additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future goods and services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future goods and services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include costs associated with:

●	vendors in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies; and
●	CROs, investigative sites or other service providers in connection with clinical trials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. As of December 31, 2023, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2023, we had cash and cash equivalents of $526.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of December 31, 2023. Our outstanding indebtedness with Hercules bears interest at an annual rate equal to the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. As of December 31, 2023, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.6 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, and a foreign exchange gain of $0.4 million for the year ended December 31, 2021.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Insider Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Ordinary Shares to be Sold	Expiration Date
Pierre Legault, Chairman	Adoption	October 11, 2023	X		266,014	October 12, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

We adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our ordinary shares by directors, officers, employees and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information About Our Directors and Executive Officers

The information required by this item will be contained in our Proxy Statement under the captions “Board of Directors and Corporate Governance—Board of Directors” and “Executive Officers of the Company” and is incorporated herein by reference.

Identification of Audit Committee and Financial Experts

Information regarding our Audit Committee required by this item will be contained in our Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit Committee,” and is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Information regarding procedures for recommending directors required by this item will be contained in our Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee—Shareholder Recommendations and Nominees,” and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics required by this item will be contained in our Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” and is hereby incorporated by reference. The full text of our Code of Business Conduct and Ethics is available at the investors section of our website at www.bicycletherapeutics.com. If we make any amendments to our Code of Business Conduct and Ethics, or grant any waiver from a provision of our Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Delinquent Section 16(a) Reports

Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if any, and is hereby incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

Information regarding our executive compensation required by this item will be contained in our Proxy Statement under the captions “Executive Compensation,” “Pay Versus Performance” and “Director Remuneration,” and is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement under the captions “Board of Directors and Corporate Governance—Corporate Governance—Board Independence” and “Transactions with Related Persons” and is hereby incorporated by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accounting fees and services required by this item will be contained in our Proxy Statement in the Proposal titled “Ratification of the Appointment of PricewaterhouseCoopers LLP as our U.S. Independent Registered Public Accounting Firm for the Year Ending December 31, 2024” under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report other than Exhibit 32.1, which shall be deemed furnished:

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

4.6	Description of Securities.

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

10.6+

Amended and Restated Bicycle Therapeutics plc 2020 Equity Incentive Plan and forms of award thereunder (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 28, 2023).

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

10.9+

Amendment No. 1 to Service Agreement, dated July 24, 2023, by and between BicycleTx Limited and Kevin Lee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on November 2, 2023).

10.10+

Employment Agreement, dated June 22, 2023, by and between Bicycle Therapeutics Inc. and Alethia Young (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 3, 2023).

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

10.13+

Amendment No. 2 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Michael Skynner (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.14+

Amended and Restated Employment Agreement, dated September 26, 2019, by and between Bicycle Therapeutics Inc. and Nicholas Keen, Ph.D. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.15+

Amendment No. 1 to Amended and Restated Employment Agreement, dated February 20, 2023, by and between Bicycle Therapeutics Inc. and Nicholas Keen (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.16+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd and Nigel Crockett, Ph.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.17+

Amendment No. 1 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Nigel Crockett (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.18+

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2020 (incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 7, 2020).

10.19+

Employment Agreement, dated March 31, 2023, by and between Bicycle Therapeutics Inc. and Santiago Arroyo (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.20+

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

10.22+

Amendment No. 1 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Alistair Milnes (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.23+

Form of Deed of Indemnity between the Company and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.24+

Form of Deed of Indemnity between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.25+	Non-Employee Director Compensation Policy, as amended as of December 13, 2023.

10.26	Clinical Trial and License Agreement, by and between Bicycle Therapeutics Limited, Cancer Research Technology Limited, and Cancer Research UK, dated December 13, 2016, as amended and restated by the

Number	Description

Deed of Amendment on March 31, 2017, as further amended by the Second Deed of Amendment on June 29, 2018 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

10.27††

Discovery Collaboration and License Agreement between BicycleTx Limited and Genentech, Inc., dated February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.28††

First Amendment to the Discovery Collaboration and License Agreement, dated November 5, 2021, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 4, 2022).

10.29††

Second Amendment to the Discovery Collaboration and License Agreement, dated June 27, 2022, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 4, 2022).

10.30††

Third Amendment to the Discovery Collaboration and License Agreement, dated October 26, 2022, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 28, 2023).

10.31††

Collaboration and License Agreement, dated as of July 9, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

10.32††

Amendment No. 1 to Collaboration and License Agreement, dated December 17, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

10.33††

Amendment No. 2 to Collaboration and License Agreement, dated August 1, 2022, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 3, 2022).

10.34††

Amendment No. 3 to Collaboration and License Agreement, dated April 27, 2023, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.35

Share Purchase Agreement, dated as of July 9, 2021, between Bicycle Therapeutics plc and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

Number	Description

10.36††

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

10.37††

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

10.38

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

10.39

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

10.40

Second Amendment to Loan and Security Agreement, dated as of July 15, 2022, by and among Bicycle Therapeutics plc and each of its Subsidiaries, the Lenders, and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on July 15, 2022).

10.41

Third Amendment to Loan and Security Agreement, dated as of May 15, 2023, by and among Bicycle Therapeutics plc and each of its Subsidiaries, the Lenders, and Hercules Capital, Inc., as Agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 3, 2023).

10.42††

Collaboration and Licence Agreement, dated March 27, 2023, by and between BicycleTx Limited and Novartis Pharma AG (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on May 4, 2023).

10.43††

Collaboration and Licence Agreement, dated May 4, 2023, by and between BicycleTx Limited and Bayer Consumer Care AG (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 3, 2023).

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on April 26, 2019).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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
Bicycle Therapeutics plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition: Initial accounting treatment for collaboration agreements

As disclosed in Note 9 to the consolidated financial statements, in 2023 the Company entered into collaboration and licence agreements with Novartis and Bayer. The Company recorded $1.9 million and $1.2 million of revenue for the year ended December 31, 2023, and $50.0 million and $43.6 million of deferred revenue as of December 31, 2023, in connection with the Novartis and Bayer collaboration and licence agreements, respectively.  As discussed by management, in accounting for these arrangements, management must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation based on the estimated relative standalone selling prices. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options by management. Management considers if optional future goods and services reflect a significant or incremental discount, and if so, identifies these optional future goods and services as material rights, and accounts for them as performance obligations. The estimated standalone selling prices for the material rights were determined based on fees that the customer would pay to exercise the options, estimated value of underlying goods and services, and the probability that the customer will exercise the options, inclusive of the probabilities of technical success.

The principal considerations for our determination that performing procedures relating to the initial accounting treatment for collaboration agreements is a critical audit matter are (i) the significant judgement exercised by management in identifying performance obligations, including options and material rights, and in estimating standalone selling price of material rights, and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures over management’s identification of performance obligations and evaluating management’s significant assumptions related to the value of underlying goods and services and probability that the customer will exercise the option.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the initial accounting of revenue from collaboration agreements. These procedures also included, among others, i) evaluating management’s assessment of the initial accounting treatment for the collaboration agreements including the identification of performance obligations, including options and material rights (ii) testing management’s process for determining the estimated standalone selling prices, (iii) evaluating the appropriateness of the method used by management, iv) testing the completeness, accuracy, and relevance of the data used by management in determining the initial accounting, and v) evaluating the reasonableness of the significant assumptions used by management related to the value of underlying goods and services and the probability that the customer will exercise the option. Evaluating management’s assumptions related to the value of underlying goods and services and the probability that the customer will exercise its options involved assessing whether the assumptions used by management were reasonable considering consistency with the accounting for historical collaboration agreements and by interviewing the appropriate Company personnel, including members of the Company’s research and development and business development teams to understand the reasonable range of possible outcomes.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

February 20, 2024

We have served as the Company’s auditor since 2010.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$526,423	$339,154
Accounts receivable	—	2,045
Prepaid expenses and other current assets	11,406	9,022
Research and development incentives receivable	24,039	19,162
Total current assets	561,868	369,383
Property and equipment, net	14,515	19,110
Operating lease right-of-use assets	13,169	13,658
Other assets	5,792	8,458
Total assets	$595,344	$410,609
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,050	$6,472
Accrued expenses and other current liabilities	31,509	26,452
Deferred revenue, current portion	24,978	20,418
Total current liabilities	69,537	53,342
Long-term debt, net of discount	30,698	30,315
Operating lease liabilities, net of current portion	9,382	10,885
Deferred revenue, net of current portion	110,216	41,455
Other long‑term liabilities	4,579	3,829
Total liabilities	224,412	139,826
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 59,612,613 and 57,820,181 shares authorized at December 31, 2023 and December 31, 2022, respectively; 42,431,766 and 29,873,893 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	550	387
Additional paid-in capital	883,446	601,105
Accumulated other comprehensive (loss) income	(1,304)	387
Accumulated deficit	(511,760)	(331,096)
Total shareholders’ equity	370,932	270,783
Total liabilities and shareholders’ equity	$595,344	$410,609

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022	2021
Collaboration revenues	$26,976	$14,463	$11,697
Operating expenses:
Research and development	156,496	81,609	44,880
General and administrative	60,426	49,507	32,435
Total operating expenses	216,922	131,116	77,315
Loss from operations	(189,946)	(116,653)	(65,618)
Other income (expense):
Interest income	14,002	5,756	120
Interest expense	(3,263)	(3,344)	(2,984)
Total other income (expense), net	10,739	2,412	(2,864)
Net loss before income tax provision	(179,207)	(114,241)	(68,482)
Provision for (benefit from) income taxes	1,457	(1,524)	(1,663)
Net loss	$(180,664)	$(112,717)	$(66,819)
Net loss per share, basic and diluted	$(5.08)	$(3.80)	$(2.67)
Weighted average ordinary shares outstanding, basic and diluted	35,592,362	29,660,659	25,061,734

Comprehensives loss:
Net loss	$(180,664)	$(112,717)	$(66,819)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,691)	3,775	(195)
Total comprehensive loss	$(182,355)	$(108,942)	$(67,014)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	21,094,557	$266	$249,947	$(3,193)	$(151,560)	$95,460
Issuance of ADSs upon exercise of share options	703,786	10	7,173	—	—	7,183
Issuance of ADSs, net of commissions and offering expenses of $16.1 million	7,498,536	104	290,880	—	—	290,984
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	282,485	4	7,554	—	—	7,558
Share-based compensation expense	—	—	12,083	—	—	12,083
Foreign currency translation adjustment	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	(66,819)	(66,819)
Balance at December 31, 2021	29,579,364	384	567,637	(3,388)	(218,379)	346,254
Issuance of ADSs upon exercise of share options	78,074	1	988	—	—	989
Issuance of ADSs, net of commissions and offering expenses of $0.2 million	181,455	2	5,701	—	—	5,703
Issuance of ADSs upon vesting of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	26,779	—	—	26,779
Foreign currency translation adjustment	—	—	—	3,775	—	3,775
Net loss	—	—	—	—	(112,717)	(112,717)
Balance at December 31, 2022	29,873,893	387	601,105	387	(331,096)	270,783
Issuance of ADSs upon exercise of share options	54,023	—	681	—	—	681
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $16.0 million	12,384,706	162	249,183	—	—	249,345
Issuance of ADSs upon vesting of restricted share units	119,144	1	—	—	—	1
Share-based compensation expense	—	—	32,477	—	—	32,477
Foreign currency translation adjustment	—	—	—	(1,691)	—	(1,691)
Net loss	—	—	—	—	(180,664)	(180,664)
Balance at December 31, 2023	42,431,766	$550	$883,446	$(1,304)	$(511,760)	$370,932

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(180,664)	$(112,717)	$(66,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	32,477	26,779	12,083
Depreciation and amortization	6,546	3,689	1,409
Non-cash interest	383	442	468
Deferred income tax provision (benefit)	3,306	(4,976)	(1,668)
Other non-cash charges	661	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,482	(1,641)	4,543
Research and development incentives receivable	(3,684)	(9,707)	(1,866)
Prepaid expenses and other assets	(2,072)	(2,020)	(2,974)
Operating lease right‑of‑use assets	4,186	2,698	404
Accounts payable	8,002	2,561	1,196
Accrued expenses and other current liabilities	2,398	12,362	1,185
Operating lease liabilities	(4,109)	(2,114)	(582)
Deferred revenue	68,951	(2,135)	37,117
Other long-term liabilities	509	668	710
Net cash used in operating activities	(60,628)	(86,111)	(14,794)
Cash used in investing activities:
Purchases of property and equipment	(2,929)	(18,987)	(2,030)
Net cash used in investing activities	(2,929)	(18,987)	(2,030)
Cash flows from financing activities:
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	249,345	5,703	290,984
Issuance of ordinary shares pursuant to the Ionis share purchase agreement	—	—	7,558
Proceeds from the exercise of share options and sale of ordinary shares	682	989	7,183
Proceeds from issuance of debt	—	—	15,000
Net cash provided by financing activities	250,027	6,692	320,725
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,346	(1,120)	(1,211)
Net increase (decrease) in cash, cash equivalents and restricted cash	187,816	(99,526)	302,690
Cash, cash equivalents and restricted cash at beginning of period	339,154	438,680	135,990
Cash, cash equivalents and restricted cash at end of period	$526,970	$339,154	$438,680
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$526,423	$339,154	$438,680
Restricted cash included in other assets	547	—	—
Total cash, cash equivalents and restricted cash	$526,970	$339,154	$438,680
Supplemental disclosure of cash flow information
Cash paid for interest	$2,753	$2,793	$2,515
Cash paid for income taxes	$562	$2,228	$73
Cash paid for amounts included in the measurement of operating lease liabilities	$5,595	$3,154	$911
Changes in purchases of property and equipment in accounts payable and accrued expenses	$(1,744)	$1,564	$324
Non-cash impact to right-of-use asset and operating lease liabilities	$3,898	$3,120	$13,846

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle ® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT8009, a Bicycle Toxin Conjugate (a “BTC®” molecule) targeting Nectin-4, in both an ongoing Company-sponsored Phase I/II clinical trial and a Phase II/III registrational trial, called Duravelo-2, which was initiated and commenced recruiting patients in the first quarter of 2024, BT5528, a BTC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC molecule that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes next-generation BTC molecules, Bicycle radionuclide conjugates (“BRCTM” molecules), Bicycle based systemic immune cell agonists and Bicycle TICA molecules. Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

The accompanying consolidated financial statements include the accounts of Bicycle Therapeutics plc and its wholly owned subsidiaries, BicycleTx Limited, BicycleRD Limited and Bicycle Therapeutics Inc. All intercompany balances and transactions have been eliminated on consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has reclassified the deferred income tax provision (benefit) within its consolidated statements of cash flows in prior periods to conform to current period presentation.

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $526.4 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depositary Shares (“ADSs”), including in its offerings pursuant to its at-the-market offering program (“ATM”) program, non-voting ordinary shares and, prior to its IPO, convertible preferred shares, proceeds received from its collaboration arrangements (Note 9) and proceeds from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $180.7 million, $112.7 million, and $66.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $511.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these annual consolidated financial statements.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly as the Company advances its clinical trials for its product candidates in development and preclinical activities. Accordingly, the Company will need to obtain additional funding in connection with continuing operations. If the

Company is unable to raise funding when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

2. Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, share-based compensation expense, valuation of right-of-use assets and liabilities and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by global health crises, domestic and global monetary and fiscal policy, geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, rising inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

Foreign currency and currency translation

The reporting currency of the Company is the U.S. Dollar (“USD”). The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling, and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc., is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded foreign exchange losses of $0.6 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, and a foreign exchange gain of $0.4 million for the year ended December 31, 2021.

The Company translates the assets and liabilities of its non-U.S. subsidiaries into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive (loss) income.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. The Company diversifies its cash and cash equivalents in multiple financial institutions and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2023, the Company had no accounts receivable. As such December 31, 2022, accounts receivable consists of amounts due under the Company’s collaboration agreements with Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”) for which the Company does not obtain collateral. For the years ended December 31, 2023, 2022, and 2021, the Company’s revenue has primarily been generated from collaboration agreements with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis, Genentech, the Dementia Discovery Fund (“DDF”), and AstraZeneca AB (“AstraZeneca”) (Note 9).

The Company relies, and expects to continue to rely, on multiple vendors to manufacture clinical trial materials and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash equivalents of $72.3 million and $276.1 million at December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s consolidated balance sheet. The Company had no restricted cash as of December 31, 2022.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and estimates credit losses at the reporting date resulting from the inability of its customers to make required payments. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write-offs of bad debt, and the Company did not have an allowance for credit losses as of December 31, 2023 and 2022.

Deferred offering costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

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

Impairment of long-lived assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any material impairment losses on long-lived assets.

Fair value measurements

Certain of the Company’s assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The carrying values of cash, cash equivalents and restricted cash, accounts receivable, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of

December 31, 2023 and 2022, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

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

ROU assets represent the Company’s right to use and control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The ROU asset also includes lease payments made before the lease commencement date and excludes any lease incentives. The Company identifies and assesses the following significant assumptions in recognizing the ROU assets and corresponding lease liabilities:

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

Revenue recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using the Company’s bicyclic peptide screening platform with the goal of identifying and/or optimizing compounds for further development and commercialization, (ii) the transfer of intellectual property rights (licenses), or (iii) options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation based on estimated relative standalone selling prices.

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

Customer options: A customer’s rights to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If the Company is not presently obligated to provide, and does not have a right to consideration for delivering additional goods or services, the item is considered an option. The Company evaluates the customer options for material rights, such as the ability to acquire additional goods or services for free or at a discount. Optional future goods and services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future goods and services include a material right, they are accounted for as performance obligations. The Company determines an estimated standalone selling price of any material rights for the purpose of allocating the transaction price. The Company considers factors such as the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

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

For a complete discussion of the Company’s accounting for collaboration revenues, see Note 9, “Significant agreements.”

Government grants

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company is reimbursed for costs incurred that are associated with specified research and development activities included in the grant application approved by the government authority. The Company recognizes government grant funding in the consolidated statements of operations and comprehensive loss as the related expenses being funded are incurred. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred, and accrued but unpaid grant income is included in other current assets. The Company analyzes each arrangement on a case-by-case basis, and income is recognized when the Company concludes that it has reasonable assurance that it will comply with the conditions attached to the grant and the expenses have been incurred. There are no significant performance criteria other than to maintain satisfactory progress on the specified project, and there are no significant acceptance or recapture provisions associated with the government grants for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.0 million, $1.5 million, and $3.0 million, respectively, as a reduction of research and development expense related to government grant arrangements. As of December 31, 2023, the Company has approximately $0.1 million of government grant funding remaining for future cost reimbursement through February of 2024.

Research and development costs

Research and development costs are expensed as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, travel, facilities costs, depreciation, materials and laboratory supplies, and external costs of outside vendors engaged to conduct preclinical development and clinical development activities, as well as costs to manufacture clinical trial materials. Facilities costs primarily include the allocation of rent and utilities.

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

Research and development incentives and receivable

The Company, through its subsidiaries in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred by the Company’s subsidiaries in the United Kingdom for a tax credit of up to 14.5% of the surrenderable losses related expenditures incurred prior to April 1, 2023 and up to 10.0% of the surrenderable losses related to expenditures incurred thereafter, subject to certain limitations.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $23.5 million, $19.3 million and $10.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares, including non-voting ordinary shares, outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of ordinary shares, including non-voting ordinary shares, outstanding for the period, including potential dilutive ordinary shares assuming the dilutive effect of ordinary share equivalents. In periods in which the Company reported a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive.

Recently adopted accounting pronouncements

There were no recently adopted accounting pronouncements during the year ended December 31, 2023 that are of significance or potential significance to the Company.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the potential impact of the adoption of ASU 2023-07 on its consolidated financial statements and related disclosures.

3. Fair value of financial assets and liabilities

At December 31, 2023, the Company had cash equivalents of $72.3 million, consisting of $22.1 million of interest-bearing money market funds and $50.2 million of 30-day term deposits, which are considered Level 1 assets. As of December 31, 2022, the Company had cash equivalents of $276.1 million consisting of 30-day term deposits, which are considered Level 1 assets. As of December 31, 2023 and 2022, there were no other assets or liabilities measured at fair value on a recurring basis.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Laboratory equipment	$15,554	$14,872
Leasehold improvements	11,000	10,736
Computer equipment and software	532	441
Furniture and office equipment	822	924
	27,908	26,973
Less: Accumulated depreciation and amortization	(13,393)	(7,863)
	$14,515	$19,110

As of December 31, 2023, there was no property and equipment that was not yet placed in service. As of December 31, 2022, approximately $2.3 million of laboratory equipment was not yet placed in service. Depreciation expense was $6.5 million, $3.7 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued employee compensation and benefits	$13,394	$9,928
Accrued external research and development expenses	11,839	10,859
Accrued professional fees	1,143	1,068
Current portion of operating lease liabilities	4,876	3,125
Other	257	1,472
	$31,509	$26,452

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

During 2021, borrowings under the Loan Agreement bore interest at an annual rate equal to the greater of (i) 8.85% or (ii) 5.60% plus The Wall Street Journal prime rate. On July 15, 2022, the Borrowers entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment to LSA”) with Hercules. Pursuant to the Second Amendment to LSA, the rate at which the borrowings under the Loan Agreement bear interest was decreased and capped. Under the Second Amendment, interest is paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. In addition, among other amendments, the Second Amendment extended the interest-only period to April 1, 2025, extended the Maturity Date to July 1, 2025, and provided the Borrowers, at their request, the potential for additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount of up to $45.0 million, and as such the aggregate maximum borrowings under the Loan Agreement increased to $75.0 million.

At the Borrowers’ option, the Borrowers may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1.0% of the principal amount outstanding. The Loan Agreement also provides for an end of term charge (the “End of Term Charge”), payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. Borrowings under the Loan Agreement are collateralized by substantially all of the Borrower’s personal property and other assets, other than their intellectual property. Hercules has a perfected first-priority security interest in certain cash accounts. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control, as defined in the agreement. There are no financial covenants. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to third-party indebtedness, certain events relating to bankruptcy or insolvency, and the occurrence of certain events that could reasonably be expected to have a material adverse effect. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. The Company has determined that the risk of subjective acceleration under the material adverse events clause is not probable and therefore has classified the outstanding principal in long-term liabilities based on scheduled principal payments.

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company evaluated the First Amendment to LSA and the Second Amendment to LSA and concluded that these amendments represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with the term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at December 31, 2023.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the years ended December 31, 2023, 2022 and 2021 was $3.1 million, $3.2 million and $2.9 million, respectively.

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Term loan payable	$30,000	$30,000
End of term charge	946	682
Unamortized debt issuance costs	(248)	(367)
Carrying value of term loan	$30,698	$30,315

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2024	—
2025	31,500
Total	$31,500

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

As of December 31, 2023 and 2022, the Company had not declared any dividends.

As of December 31, 2023 and 2022, the Company’s authorized capital share consisted of 59,612,613 and 57,820,181 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options, and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

As of December 31, 2023, there were 37,725,884 ordinary shares issued and outstanding and 4,705,882 non-voting ordinary shares issued and outstanding.

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

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. During the year ended December 31, 2023, the Company issued and sold 1,561,176 ADSs, representing the same number of ordinary shares for gross proceeds of $35.3 million, resulting in net proceeds of $34.2 million after deducting sales commissions and offering expenses of $1.1 million. During the year ended December 31, 2022, the Company issued and sold 181,455 ADSs, representing the same number of ordinary shares for gross proceeds of $5.9 million, resulting in net proceeds of $5.7 million after deducting sales commissions and offering expenses of $0.2 million. During the year ended December 31, 2021, the Company issued and sold 3,771,684 ADSs, representing the same number of ordinary shares for gross proceeds of $105.8 million, resulting in net proceeds of $102.6 million after deducting sales commissions and offering expenses of $3.2 million.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, commencing on January 1, 2021, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this evergreen provision, on January 1, 2023, the number of shares reserved for issuance under the 2020 Plan was increased by 1,493,694 shares. The Amendment extended the final date upon which an “evergreen” increase may occur under this provision from January 1, 2030, to January 1, 2032. As of December 31, 2023, there were 693,039 shares available for issuance under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan was increased by 1,886,294 shares effective January 1, 2024.

Share options issued under the 2020 Share Option Plan have a 10-year contractual life, and generally vest over either a three-year service period for non-employee directors, or a four-year service period with 25% of the award vesting on the first anniversary of the commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors either vest immediately upon grant or over a one-year service period in four equal quarterly installments.

The Company grants RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees generally vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vesting in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors either vest immediately upon grant or over a one-year service period in four equal quarterly installments. The Company may also, in its sole discretion, provide for deferred settlement of RSUs awarded to the Company’s non-employee directors.

As of December 31, 2023, there were options to purchase 4,803,054 shares and RSUs for 326,848 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of December 31, 2023, there were 2,078,033 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. As of December 31, 2023, the total number of shares available for issuance under the ESPP was 1,200,413 shares. The number of shares reserved for issuance under the ESPP was increased by 377,258 shares effective January 1, 2024. As of December 31, 2023, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Research and development expenses	$15,581	$10,394	$4,974
General and administrative expenses	16,896	16,385	7,109
	$32,477	$26,779	$12,083

Share options

The following table summarizes the Company’s option activity since December 31, 2022:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,898,888	$22.45	7.64	$71,002
Granted	2,099,895	26.53	—	—
Exercised	(54,023)	12.57	—	—
Forfeited	(475,233)	30.94	—	—
Outstanding as of December 31, 2023	7,469,527	$23.13	6.83	$21,920
Vested and expected to vest as of December 31, 2023	7,469,527	$23.13	6.83	$21,920
Options exercisable as of December 31, 2023	4,561,511	$18.95	5.61	$21,358

The weighted average grant-date fair value of share options granted during the years ended December 31, 2023, 2022 and 2021 was $19.36 per share, $31.45 per share and $15.66 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $1.5 million and $22.0 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded share-based compensation expense for share options granted of $27.0 million, $21.9 million and $12.1 million, respectively. Expense for non-employee consultants for each of the years ended December 31, 2022, 2021 and 2020, was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2023	2022	2021
Risk-free interest rate	4.0%	2.2%	0.6%
Expected volatility	82.9%	82.5%	79.8%
Expected dividend yield	—	—	—
Expected term (in years)	6.1	6.0	6.0

As of December 31, 2023, total unrecognized compensation expense related to the unvested employee and director share options was $54.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2022	187,725	$60.86
Granted	333,089	29.27
Vested	(119,144)	50.30
Forfeited	(74,822)	39.55
Unvested at December 31, 2023	326,848	$37.40

The fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $3.0 million, $2.1 million and zero, respectively.

Total share-based compensation expense for RSUs granted for the years ended December 31, 2023, 2022 and 2021 was $5.5 million, $4.9 million and zero, respectively. As of December 31, 2023, the total unrecognized compensation expense related to unvested RSUs was $10.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

9. Significant agreements

For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue in connection with its collaborations with Bayer, Novartis, Ionis, Genentech, DDF, and AstraZeneca. The following table summarizes the revenue recognized in the Company’s consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Collaboration revenues
Bayer	$1,160	$—	$—
Novartis	1,909	—	—
Ionis	10,734	9,347	4,242
Genentech	11,969	3,565	5,660
Dementia Discovery Fund	—	386	391
AstraZeneca	1,204	1,165	1,404
Total collaboration revenues	$26,976	$14,463	$11,697

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

Bayer paid an upfront payment to the Company of $45.0 million in July 2023. All other payments under the Bayer Collaboration Agreement will be made in British Pound Sterling. If Bayer elects to expand the collaboration to include an additional target program, it will be required to make a one-time payment to the Company in connection with the selection of such target in the high single-digit millions. In addition, on a target-by-target basis, if Bayer elects to exercise its option to expand its rights with respect to such target to develop and commercialize non-radiopharmaceutical compounds directed to such target, Bayer will be required to pay to the Company, for each such target program for which it exercises such option, either a one-time option fee payment or quarterly payments of specified installment amounts for a specified maximum time period during which the Company is performing research activities, with the aggregate amounts receivable by the Company ranging from the high single-digit millions in the case of the one-time option fee payment, to the low single-digit millions in the case of the quarterly installments, in each case where the Company is performing specified research activities following the exercise of the option. Additionally, for each collaboration program, Bayer will reimburse the Company for certain expenses incurred in connection with specified research and discovery activities performed by a contract research organization (“CRO”).

On a target-by-target basis for the up to three targets, if Bayer elects to progress one or more candidate compounds into further development, Bayer will be required to pay a candidate selection fee for the first such compound progressed by Bayer directed to such target that incorporates a radionuclide, and for the first such compound directed to such target that does not incorporate a radionuclide (and for which Bayer has not paid the one-time option fee payment for non-radiopharmaceutical compounds), ranging from high single-digit millions to the mid single-digit millions. Upon declaring a candidate, Bayer will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, if Bayer successfully conducts clinical development and achieves regulatory approval for compounds arising from the collaboration directed to such target in two indications, Bayer will be required to pay to the Company development and regulatory/first commercial sale milestones of up to £178.3 million for the first product directed to the applicable target to achieve such milestones (whether radiopharmaceutical or non-radiopharmaceutical), or £534.9 million across all three potential target programs. In addition, if Bayer successfully commercializes products arising from the collaboration, Bayer will be required to pay to the Company, on a product-by-product basis, tiered royalties on net sales of products by Bayer, its affiliates or sublicensees at percentages ranging from the mid-single digits to the very low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor. If Bayer commercializes diagnostic products directed to a target, royalties will be payable on such diagnostic products at a specified reduced percentage of the rates for therapeutic products. Royalties will be payable under the Bayer Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product, until the latest of (a) the expiration of the last valid claim of certain patents licensed by the Company to Bayer, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country. On a target-by-target basis, Bayer will also owe the Company tiered sales milestones based on the achievement of specified levels of net sales of therapeutic products directed to such target totaling up to £194.5 million in the aggregate per target, or £583.5 million across all three potential target programs, and on diagnostic products directed to such target at a low double digit percentage of the therapeutic product milestones.

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

In assessing whether the various options under the Bayer Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above, the Company concluded that each of the options provided Bayer with a discount that it otherwise would not have received. The Company exercised judgment in concluding that certain development and commercialization rights associated with progressing product candidates into further development and commercialization represent options that are material rights, as Bayer cannot benefit from the development and commercialization rights until Bayer, in its sole discretion, elects to progress candidates into further development and pays the associated candidate selection fees.

The transaction price was initially determined to be $47.5 million, consisting of the $45.0 million upfront fee and an estimated $2.5 million for the reimbursement of certain external CRO costs. The Company utilized the expected value method to determine the amount of variable consideration to be received. Additional payments to the Company upon Bayer’s exercise of options are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option. The estimated $2.5 million in variable consideration was first allocated entirely to the first and second target combined performance obligations as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligations and allocating the variable consideration entirely to those performance obligations is consistent with the allocation objective in ASC 606. The remaining transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for the first and second targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees that Bayer would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Bayer would exercise the options, inclusive of the probability of technical success. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

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
$47,500

The Company is recognizing revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of full-time equivalent efforts and external costs incurred to date as a percentage of total expected full-time equivalent efforts and external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately four years and the remaining material rights are expected to be exercised or expire within approximately seven years from contract inception.

During the year ended December 31, 2023, the Company recognized revenue of $1.2 million in connection with the Bayer Collaboration Agreement. The Company did not recognize revenue in connection with the Bayer Collaboration Agreement during the years ended December 31, 2022 or 2021. As of December 31, 2023 and 2022, the Company recorded deferred revenue of $43.6 million and zero, respectively, in connection with the Bayer Collaboration Agreement.

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

Novartis paid a nonrefundable upfront payment to the Company of $50.0 million in April 2023. During the research term, upon achievement of a specified discovery milestone for the first target program, Novartis will make a one-time payment to the Company in the low single digit millions. On a target-by-target basis, if Novartis elects to progress one or more candidate compounds into further development and obtain an exclusive license for commercialization, Novartis will be required to pay a candidate selection fee for the first such Licensed Compound progressed by Novartis that incorporates a radionuclide, and for the first such Licensed Compound that does not incorporate a radionuclide, in each case in the mid-teen millions. Upon declaring a candidate, Novartis will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, Novartis will be required to pay to the Company additional development and regulatory/first commercial sale milestones of up to $210.0 million for each of the first radionuclide product and non-radionuclide product directed to the applicable target upon the achievement of specified milestones, or $840.0 million in the aggregate if Novartis successfully achieves all such milestone events for both a radionuclide and a non-radionuclide product in each of the targets. In addition, the Company is eligible to receive tiered sales milestones based on the achievement of specified levels of net sales of such products totaling up to $200.0 million in the aggregate per product, or $800.0 million in the aggregate if Novartis successfully commercializes both a radionuclide and a non-radionuclide product in each of the target programs. In addition, (i) the Company is eligible to receive, on a therapeutic product-by-therapeutic product basis, tiered royalties on net sales of products by Novartis, its affiliates or sublicensees at percentages ranging from the high single digits to the very low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor, and (ii) the Company is eligible to receive low single digit royalties on net sales of diagnostic products on a diagnostic product-by-diagnostic product basis and a low single digit percentage of sublicensing income on diagnostic products. Royalties will be payable under the Novartis Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product in a country, until the latest of (a) the expiration of the last valid claim of certain patents licensed by Company to Novartis, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country.

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

The Company concluded that certain rights that require the payment of additional consideration, which approximates the standalone selling price of the underlying services to be provided, do not provide the customer with a material right and therefore, are not considered as performance obligations at the inception of the arrangement. The Company’s participation in the joint steering committee was assessed as immaterial in the context of the contract.

The Company has concluded that the Novartis Research License is not distinct from the research and development services as Novartis cannot obtain the benefit of the research license without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as they relate to constrained peptide technology that is not available in the marketplace. As a result, for each target, the research license has been combined with the research and development services into a single performance obligation. The Company exercised judgment in concluding that Novartis’ rights to obtain certain research and development services associated with compounds that do not incorporate a radionuclide during the research term are not options that are material rights as they do not represent either options for additional goods or services or options for additional services that are at a discount that it would not have otherwise received.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for each of the targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees Novartis would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Novartis would exercise the options, inclusive of the probability of technical success. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations is as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Two combined performance obligations for the first and second targets comprised of the Novartis Research License and the related research and development services during the research term for the first and second targets	$18,008
Two material rights associated with limited substitution rights	2,466
Two material rights associated with options to progress development candidates incorporating radionuclides	19,684
Two material rights associated with options to progress development candidates not incorporating radionuclides	9,842
$50,000

The Company is recognizing revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately three years and the remaining material rights are expected to be exercised or expire within approximately six years from contract execution.

During the year ended December 31, 2023, the Company recognized revenue of $1.9 million in connection with the Novartis Collaboration Agreement. The Company did not recognize revenue in connection with the Novartis Collaboration Agreement during the years ended December 31, 2022 or 2021. As of December 31, 2023 and 2022, the Company recorded deferred revenue of $50.0 million and zero, respectively, in connection with the Novartis Collaboration Agreement.

Ionis Agreements

Ionis Evaluation and Option Agreement

On December 31, 2020 (the “Effective Date”), the Company entered into an Evaluation and Option Agreement (the “Evaluation and Option Agreement”) with Ionis. Under the terms of the Evaluation and Option Agreement, Ionis had the option (the “Ionis Option”) to obtain an exclusive license to the Company’s intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of the Company’s platform technology. Ionis paid the Company a nonrefundable option fee of $3.0 million in January 2021 that was fully creditable against the upfront payment to be paid upon the execution of a license agreement. On July 9, 2021, the Ionis Option was exercised upon the parties’ entry into a collaboration and license agreement as contemplated by the Evaluation and Option Agreement. The Company determined that the Ionis Option exercise constituted a continuation of an existing arrangement. Therefore, the $3.0 million paid under the Evaluation and Option Agreement was included in the transaction price of the collaboration and license agreement.

Ionis Collaboration Agreement

Following the exercise by Ionis of the Ionis Option granted pursuant to the Evaluation and Option Agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party will be responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. The Company will perform research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. For certain research and discovery activities that the Company is responsible for performing, the Company may use the assistance of a contract research organization (“CRO”). The Company has retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

Accounting Analysis

Upon execution of the Ionis Collaboration Agreement, the Company identified the following promises in the arrangement: i) a worldwide exclusive license to research, develop, manufacture and commercialize products incorporating TfR1 Bicycle molecules intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans; ii) research and discovery activities to customize and optimize such TfR1 Bicycle molecules; iii) four material rights associated with options to obtain credits to be applied towards the IND acceptance fee for four collaboration targets.

The Company’s participation in the JSC was deemed immaterial in the context of the contract. The Company has concluded that the exclusive license to research, develop, manufacture and commercialize products is not distinct from the research and discovery services as Ionis cannot obtain the intended benefit of the license without the Company performing the agreed upon research and discovery services, including the optimization of such TfR1 Bicycle molecules. The services incorporate proprietary technology, unique skills and specialized expertise to optimize Bicycle molecules that are not available in the marketplace. As a result, the exclusive license to research, develop, manufacture and commercialize products has been combined with the research and discovery activities into a single performance obligation. The Company concluded that the low-single-digit million dollar payments upon acceptance of an IND (and payment to extend the exclusive license to research, develop, manufacture and commercialize a product candidate for certain specific collaboration targets if Ionis fails to achieve specified development diligence milestone deadlines) is a customer option, as Ionis has the contractual right to choose to make the payment in exchange for the continued exclusive right to research, develop, manufacture and commercialize the product candidate, and the Company is not presently obligated to provide, and does not have a right to consideration, for the additional goods or services prior to Ionis’s exercise of the option. In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering into the Ionis Collaboration Agreement.

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $10.7 million, $9.3 million and $4.2 million in revenue, respectively, and as of December 31, 2023 and 2022, the Company recorded deferred revenue of $12.5 million and $21.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendments, and Ionis Evaluation and Option Agreement.

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

Under the terms of the Genentech Collaboration Agreement, the Company received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycle molecules as a targeting element for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech also had the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”) as additional Genentech Collaboration Programs, which may also include an additional Targeting Arm for each Expansion Option. Genentech exercised the Expansion Options in October 2021 and June 2022, respectively. Genentech paid to the Company an expansion fee of $10.0 million for each Expansion Option. Genentech also has rights, under certain limited circumstances, to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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
$33,000

The Company recognizes revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the remaining material rights will be exercised or expire within approximately four years from contract execution. In June 2023, Genentech terminated Genentech Collaboration Program #2 and revenue of $6.0 million was recognized during the year ended December 31, 2023 related to the expiration of the material right associated with the LSR Go Option for Collaboration Program #2.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add additional Genentech Collaboration Programs (Genentech Collaboration Program #3 and Genentech Collaboration Program #4) and paid to the Company an expansion fee of $10.0 million for each option. For the first Expansion Option, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for the first Expansion Option, is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. For the first Expansion Option, the additional arrangement consideration of $11.0 million received upon the option exercises and the $3.5 million originally allocated to the first Expansion Option material right is allocated to the underlying goods and services associated with the first Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm associated with the first Expansion Option achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. For the second Expansion

Option, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the $3.5 million originally allocated to the second Expansion Option material right is allocated to the underlying goods and services associated with the second Expansion option on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company recognizes the $8.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services and $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years for each program using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligations. The amount allocated to the material rights associated with an LSR Go Options for Genentech Collaboration Program #3 and Genentech Collaboration Program #4 of $7.4 million and $7.4 million, respectively, limited substitution material rights of $0.7 million and $0.7 million, respectively, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration Program #4 of $0.1 million, are recorded as deferred revenue and the Company will commence revenue recognition upon exercise or expiry of each respective option which is expected to be within approximately four years of the Expansion Option exercise. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $12.0 million, $3.6 million and $5.7 million, respectively, and as of December 31, 2023 and 2022, the Company recorded deferred revenue of $29.1 million and $39.3 million, respectively, in connection with the Genentech Collaboration Agreement.

Dementia Discovery Fund Agreement

In 2019, the Company entered into a collaboration with the Dementia Discovery Fund (“DDF”) to use Bicycle technology for the discovery and development of novel therapeutics for dementia (the “DDF Collaboration Agreement”) along with Oxford University’s Oxford Drug Discovery Institute (“ODDI”). Under the terms of the DDF Collaboration Agreement, the Company performed certain research activities to identify Bicycle molecules that bind to clinically validated dementia targets (the “DDF Research Plan”). The Company received an upfront payment of $1.1 million, which was allocated to a single performance obligation associated with the performance of research and development services under the DDF Research Plan. The Company recognized revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total costs, including total full-time equivalent effort incurred to date as a percentage of total costs expected, which best reflects the progress towards satisfaction of the performance obligation. In December 2020, the Company received a payment of $0.5 million upon the achievement of specified scientific criteria, which was allocated to a single performance obligation to perform lead optimization activities, and recognized revenue as the underlying services were performed using a proportional performance model, over the period of service using input based measurements of total costs, including total full time equivalent effort and external costs incurred to date as a percentage of total expected costs, which best reflects the progress towards satisfaction of the performance obligation. In August 2023, the DDF Collaboration Agreement expired.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of zero, $0.4 million, and $0.4 million, respectively. The Company recorded deferred revenue of zero as of December 31, 2023 and 2022, respectively, related to the DDF Collaboration Agreement.

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

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent effort expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue and the Company commenced revenue recognition upon exercise of or upon expiry of the option. In October 2020, August 2021, and June 2022, AstraZeneca terminated the collaboration activities related to the third, sixth and fifth targets, respectively, and the deferred revenue related to the associated material rights of $1.5 million, $1.1 million, and $1.2 million, respectively, was recognized in each of the respective years of option exercise. In April 2023, AstraZeneca terminated the collaboration activities related to the fourth target and the deferred revenue related to the associated material right of $1.2 million was recognized during the year ended December 31, 2023. As of December 31, 2023, there are no research programs remaining under the AstraZeneca Collaboration Agreement.

For the years ended December 31, 2023, 2022 and 2021 the Company recognized $1.2 million, $1.2 million, and $1.4 million, respectively, of revenue related to the AstraZeneca Collaboration Agreement. As of December 31, 2023 and 2022, the Company recorded zero and $1.1 million of deferred revenue, respectively, in connection with AstraZeneca Collaboration Agreement.

Oxurion Collaboration Agreement

In August 2013, the Company entered into a Research Collaboration and License Agreement (the “Oxurion Collaboration Agreement”) with Oxurion. Under the Oxurion Collaboration Agreement, the Company was responsible for identifying Bicycle peptides related to the collaboration target, plasma kallikrein, for use in various ophthalmic indications. Oxurion is responsible for further development and product commercialization after the defined research screening is performed by the Company. Under the Oxurion Collaboration Agreement, the Company granted certain worldwide intellectual property rights to Oxurion for the development, manufacture and commercialization of licensed compounds associated with plasma kallikrein. The Company was eligible to receive up to €8.3 million upon the achievement of specified research, development, regulatory and commercial events and research and development milestones, of which €3.8 million has been received as of December 31, 2023. In addition, the Company is eligible to receive up to €16.5 million upon achievement of certain regulatory milestone payments (e.g., €5 million for granting first regulatory approval in either the United States or the European Union for the first indication). In addition, to the extent any of the collaboration products covered by the licenses granted to Oxurion are commercialized, the Company would be entitled to receive tiered royalty payments of mid-single digits based on a percentage of net sales.

Either party may terminate the Oxurion Collaboration Agreement in the event of the commencement of any proceeding in or for bankruptcy, insolvency, dissolution or winding up by or against the other party that is not dismissed or otherwise disposed of within a specified time period. In November 2023, Oxurion announced that it would be filing for bankruptcy after its product candidate, THR-149, did not meet the primary endpoint in its Phase 2, Part B clinical trial. In December 2023, Oxurion announced that it would not be filing for bankruptcy as it had previously announced. As of February 15, 2024, neither party had terminated the Oxurion Collaboration Agreement.

The Company recognized no collaboration revenue during any of the years ended December 31, 2023, 2022, or 2021. As of December 31, 2023 and 2022, the Company recorded no deferred revenue related to its collaboration with Oxurion.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$(1,160)	$(222)	$43,618
Novartis collaboration deferred revenue	—	50,000	(1,909)	1,917	50,008
Ionis collaboration deferred revenue	21,489	960	(10,734)	749	12,464
Genentech collaboration deferred revenue	39,308	—	(11,969)	1,765	29,104
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,960	$(26,976)	$4,337	$135,194

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2022	Additions	Deductions	Rates	2022
Contract liabilities:
Deferred revenue
Ionis collaboration deferred revenue	$34,115	$99	$(9,347)	$(3,378)	$21,489
Genentech collaboration deferred revenue	34,436	12,000	(3,565)	(3,563)	39,308
DDF collaboration deferred revenue	428	—	(386)	(42)	—
AstraZeneca collaboration deferred revenue	2,361	—	(1,165)	(120)	1,076
Total deferred revenue	$71,340	$12,099	$(14,463)	$(7,103)	$61,873

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at December 31, 2023 or 2022.

As of December 31, 2023, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $32.4 million, $33.2 million, $3.6 million, and $21.8 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$19,160	$12,358	$9,652
Revenue recognized based on expiration of material rights	7,816	1,433	1,876
Revenue recognized based on changes in transaction price	—	672	169
Total	$26,976	$14,463	$11,697

Cancer Research UK

BT1718

On December 13, 2016, the Company entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited (“CRTL”), a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, and Cancer Research UK (the “Cancer Research UK Agreement”). Pursuant to the Cancer Research UK Agreement, as amended in March 2017 and June 2018, Cancer Research UK’s Centre for Drug Development will sponsor and fund a Phase I/IIa clinical trial for BT1718, a BTC molecule, in patients with advanced solid tumors.

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, as of December 31, 2023 and 2022, the Company recorded a liability of $4.3 million and $3.6 million, respectively, which is recorded in other long-term liabilities in the consolidated balance sheets. The liability is recorded as incremental research and development expense in the consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact as of and for the year ended December 31, 2023.

10. Income taxes

The components of net loss before income tax provision are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
United Kingdom	$(182,980)	$(116,275)	$(69,546)
United States	3,773	2,034	1,064
Total	$(179,207)	$(114,241)	$(68,482)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Current income tax (benefit) provision
Federal	$(1,180)	$2,048	$(2)
State	(669)	1,404	7
Total current income tax (benefit) provision	(1,849)	3,452	5
Deferred income tax provision (benefit)
Federal	2,513	(4,111)	(1,236)
State	793	(865)	(432)
Total deferred income tax provision (benefit)	3,306	(4,976)	(1,668)
Total provision for (benefit from) income taxes	$1,457	$(1,524)	$(1,663)

A reconciliation of the provision for (benefit from) income taxes computed at the statutory income tax rate to the provision for (benefit from) income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31,
	2023	2022	2021
Provision for (benefit from) income taxes at statutory rate	23.5%	19.0%	19.0%
(Decreases) increases resulting from:
Federal tax credits	0.3%	0.3%	0.6%
Change in valuation allowance	(14.8)%	(16.8)%	(27.0)%
Net losses surrendered for research credit	(11.1)%	(6.5)%	(5.9)%
Impact of statutory rate change	2.7%	11.3%	12.1%
Impact of foreign exchange rates	(0.1)%	(9.9)%	—%
Other	(1.3)%	3.9%	3.6%
Effective income tax rate	(0.8)%	1.3%	2.4%

Significant components of the Company’s current and deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Operating loss carryforwards	$66,555	$45,452
Operating lease liability	3,680	3,566
Share-based compensation	15,577	9,842
Capitalized research and development expenses	—	5,168
Accrued expenses and other	2,742	2,318
Total deferred tax assets	88,554	66,346
Deferred tax liabilities:
Operating lease right-of-use asset	(3,389)	(3,474)
Depreciation & amortization	—	(933)
Total deferred tax liabilities	(3,389)	(4,407)
Valuation allowance	(80,274)	(53,743)
Net deferred tax assets	$4,891	$8,196

During the year ended December 31, 2023, the Company recorded an income tax provision of $1.5 million, and during the years ended December 31, 2022 and 2021, the Company recorded an income tax benefit of $1.5 million and $1.7 million, respectively. The Company is subject to U.K. corporate taxation. Due to the nature of its business, the Company has generated losses since inception and therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes included in the consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets benefitted in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Starting in 2022, amendments to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”), eliminated the option to immediately deduct research and development expenditures in the tax year that such costs are incurred. In accordance with the amendments, beginning on January 1, 2022, and continuing until the end of the second quarter of 2023, these research and development costs were capitalized by the Company and amortized over either a five- or 15-year period, depending on the location of the activities performed. During the year ended December 31, 2023, the Company completed an assessment, inclusive of an external tax analysis, and concluded that it is not required to capitalize certain research and development expenses incurred by its U.S. subsidiary associated with contractual research services performed on behalf of its U.K. subsidiary pursuant to an intercompany service arrangement because its U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research services. The change in estimate upon the completion of this analysis resulted in the recognition of an income tax provision of $2.4 million during the year ended December 31, 2023. The Company's income tax benefit recognized during the years ended December 31, 2022 and 2021 is mainly the result of deferred tax assets benefitted in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered its history of cumulative net profits in the United States and estimated future taxable income and has concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased in the year ended December 31, 2023 by $26.5 million due to the corresponding increase in U.K. deferred tax assets, primarily due to operating loss carryforwards generated during the year that were not surrendered for research credit utilization. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2023 and 2022.

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

The provision for (benefit from) income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible and U.K., U.S. federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

As of December 31, 2023, the Company had $266.2 million of U.K. operating loss carryforwards that have an indefinite life.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended of December 31, 2023 and 2022. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in 11 jurisdictions for state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2022 and 2021 tax years remains open to examination by the HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since 2020 in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

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

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which was renewed in December 2021 for five years through December 2026. The annual rent for the lease was approximately $0.6 million. Service charges were also payable based on floor area and are estimated to be approximately $0.2 million per year. In April 2023, the Company entered into a deed of surrender related to the lease, pursuant to which the lease was terminated effective immediately. As a result of the deed, the Company derecognized the lease liability and right of use asset associated with the lease. The Company also paid termination-related fees of $0.3 million in connection with the deed, which were recorded as a loss on lease termination and are included in operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million. The deposit is recorded in other assets in the consolidated balance sheets. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027, which successive period was not included in the original lease term. The Company accounted for the change in lease term as a modification of the existing lease and remeasured the ROU asset and lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate at the date of the modification of the lease, over the remaining lease term. In May 2022, the lease was extended. The payments for the extended lease are approximately $0.2 million for the remainder of 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

The components of the Company’s lease expense are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Operating lease cost	$5,408	$3,790	$1,224
Variable lease cost	2,777	1,643	612
Total lease cost	$8,185	$5,433	$1,836

The weighted average remaining operating lease term was 2.9 years and 4.2 years as of December 31, 2023 and 2022, respectively, and the weighted average discount rate was 7.9% and 7.0% as of December 31, 2023 and 2022, respectively.

The following table summarizes the maturities of the Company’s operating leases as of December 31, 2023 (in thousands):

Year Ending December 31,
2024	5,772
2025	5,858
2026	3,353
2027	821
Present value adjustment	(1,546)
Total lease liabilities	14,258
Less: current lease liabilities	(4,876)
Long term lease liabilities	$9,382

The Company has entered into various agreements with contract research organizations to provide clinical trial services, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical research studies, synthetic chemistry and other services for operating purposes. These contracts are generally cancelable at any time upon less than 90 days’ prior written notice. The Company is not contractually able to terminate for convenience and avoid any and all future obligations to these vendors. In some cases, the Company is contractually obligated to make certain minimum payments to the vendors, based on the timing of the termination notification and the exact terms of the agreement.

The Company’s arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, the Company has entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of December 31, 2023. As of December 31, 2023, the Company was unable to estimate the timing or likelihood of achieving these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2023	2022	2021
Numerator:
Net loss	$(180,664)	$(112,717)	$(66,819)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	35,592,362	29,660,659	25,061,734
Net loss per share, basic and diluted	$(5.08)	$(3.80)	$(2.67)

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

	December 31,
	2023	2022	2021
Restricted ordinary shares	326,848	187,725	—
Options to purchase ordinary shares	7,469,527	5,898,888	4,603,486
	7,796,375	6,086,613	4,603,486

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2023, 2022 and 2021, the Company made contributions totaling $0.8 million, $0.5 million and $0.3 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the years ended December 31, 2023, 2022 and 2021, the Company made contributions totaling $2.2 million, $1.4 million and $0.7 million, respectively, to the U.K. Plan.

14. Related party transactions

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.2 million, $0.2 million and $0.2 million during each of the years ended December 31, 2023, 2022 and 2021, respectively.

15. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease ROU assets, held in different geographic regions is presented in the table below (in thousands):

	December 31,
	2023	2022
United States	$7,486	$4,466
United Kingdom	20,198	28,302
	$27,684	$32,768

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

In January 2024, the joint research committee under the Genentech Collaboration Agreement reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company expects to recognize revenue of approximately $10.4 million in the first quarter of 2024 associated with the completion of its performance obligations, including $7.4 million related to the expiration of remaining material rights. Genentech Collaboration Programs #1 and #4 remain ongoing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: February 20, 2024	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer (Principal Executive Officer)

/s/Alethia Young
Alethia Young
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kevin Lee and Alethia Young, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	February 20, 2024
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Alethia Young	Chief Financial Officer	February 20, 2024
Alethia Young	(Principal Financial Officer)

/s/ Travis Thompson	Chief Accounting Officer	February 20, 2024
Travis Thompson	(Principal Accounting Officer)

/s/ Pierre Legault	Chairman of the Board and Director	February 20, 2024
Pierre Legault, MBA, CPA

/s/ Janice Bourque	Director	February 20, 2024
Janice Bourque, MBA

/s/ Jose-Carlos Gutierrez-Ramos	Director	February 20, 2024
Jose-Carlos Gutierrez-Ramos, Ph.D

/s/ Veronica Jordan	Director	February 20, 2024
Veronica Jordan, Ph.D.

/s/ Richard Kender	Director	February 20, 2024
Richard Kender, MBA

/s/ Sir Gregory Winter	Director	February 20, 2024
Sir Gregory Winter, FRS
A