Form 10-Q
period 2024-03-31
BICYCLE THERAPEUTICS plc
filed 2024-05-02
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ◻
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

As of April 29, 2024, the registrant had 38,073,148 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC® molecules, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules and other pipeline programs, including our Bicycle radionuclide conjugates, or BRCTM molecules;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the amount of and our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;

ii

●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	recent adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part II. Item 1A and elsewhere in this Quarterly Report. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$456,997	$526,423
Prepaid expenses and other current assets	19,903	11,406
Research and development incentives receivable	39,062	24,039
Total current assets	515,962	561,868
Property and equipment, net	12,788	14,515
Operating lease right-of-use assets	12,025	13,169
Other assets	6,368	5,792
Total assets	$547,143	$595,344
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,061	$13,050
Accrued expenses and other current liabilities	26,029	31,509
Deferred revenue, current portion	16,420	24,978
Total current liabilities	49,510	69,537
Long-term debt, net of discount	30,802	30,698
Operating lease liabilities, net of current portion	8,048	9,382
Deferred revenue, net of current portion	98,127	110,216
Other long‑term liabilities	4,608	4,579
Total liabilities	191,095	224,412
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 61,876,165 and 59,612,613 shares authorized on March 31, 2024 and December 31, 2023, respectively; 42,632,597 and 42,431,766 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	553	550
Additional paid-in capital	894,596	883,446
Accumulated other comprehensive loss	(778)	(1,304)
Accumulated deficit	(538,323)	(511,760)
Total shareholders’ equity	356,048	370,932
Total liabilities and shareholders’ equity	$547,143	$595,344

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Collaboration revenues	$19,530	$4,896
Operating expenses:
Research and development	34,864	32,211
General and administrative	16,382	14,488
Total operating expenses	51,246	46,699
Loss from operations	(31,716)	(41,803)
Other income (expense):
Interest income	5,624	2,929
Interest expense	(821)	(808)
Total other income (expense), net	4,803	2,121
Net loss before income tax provision	(26,913)	(39,682)
Benefit from income taxes	(350)	(618)
Net loss	$(26,563)	$(39,064)
Net loss per share, basic and diluted	$(0.62)	$(1.30)
Weighted average ordinary shares outstanding, basic and diluted	42,560,091	30,001,725

Comprehensives loss:
Net loss	$(26,563)	$(39,064)
Other comprehensive income:
Foreign currency translation adjustment	526	(316)
Total comprehensive loss	$(26,037)	$(39,380)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,431,766	$550	$883,446	$(1,304)	$(511,760)	$370,932
Issuance of ADSs upon exercise of share options	133,735	2	1,868	—	—	1,870
Issuance of ADSs upon settlement of restricted share units	67,096	1	—	—	—	1
Share-based compensation expense	—	—	9,282	—	—	9,282
Foreign currency translation adjustment	—	—	—	526	—	526
Net loss	—	—	—	—	(26,563)	(26,563)
Balance at March 31, 2024	42,632,597	$553	$894,596	$(778)	$(538,323)	$356,048

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	877	—	1	—	—	1
Issuance of ADSs, net of commissions and offering expenses of $0.1 million	100,000	1	2,715	—	—	2,716
Issuance of ADSs upon settlement of restricted share units	56,988	1	—	—	—	1
Share-based compensation expense	—	—	9,042	—	—	9,042
Foreign currency translation adjustment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(39,064)	(39,064)
Balance at March 31, 2023	30,031,758	$389	$612,863	$71	$(370,160)	$243,163

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,563)	$(39,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,282	9,042
Depreciation and amortization	1,658	1,557
Non-cash interest	104	102
Deferred income tax benefit	(767)	(2,106)
Changes in operating assets and liabilities:
Accounts receivable	—	2,519
Research and development incentives receivable	(15,268)	(6,830)
Prepaid expenses and other assets	(8,390)	(1,735)
Operating lease right‑of‑use assets	1,085	1,009
Accounts payable	(5,923)	(2,001)
Accrued expenses and other current liabilities	(5,412)	(3,130)
Operating lease liabilities	(1,179)	(1,034)
Deferred revenue	(19,555)	(4,900)
Other long-term liabilities	59	160
Net cash used in operating activities	(70,869)	(46,411)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(2,099)
Net cash used in investing activities	(12)	(2,099)
Cash flows from financing activities:
Proceeds from the issuance of ADSs, net of issuance costs	—	2,716
Proceeds from the exercise of share options and sale of ordinary shares	1,871	2
Net cash provided by financing activities	1,871	2,718
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(416)	453
Net decrease in cash, cash equivalents and restricted cash	(69,426)	(45,339)
Cash, cash equivalents and restricted cash at beginning of period	526,970	339,154
Cash, cash equivalents and restricted cash at end of period	$457,544	$293,815
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$456,997	$293,815
Restricted cash included in other assets	547	—
Total cash, cash equivalents and restricted cash	$457,544	$293,815
Supplemental disclosure of cash flow information
Cash paid for interest	$686	$679
Cash paid for amounts included in the measurement of operating lease liabilities	$1,435	$1,351
Changes in purchases of property and equipment in accounts payable and accrued expenses	$26	$(1,737)
Advance billings on deferred revenue included in accounts receivable	$—	$50,000
Non-cash impact to right-of-use assets and operating lease liabilities	$—	$5,849

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle ® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating BT8009, a Bicycle Toxin Conjugate (a “BTC®” molecule) targeting Nectin-4, in both an ongoing Company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial, called Duravelo-2, BT5528, a BTC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC molecule that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes next-generation BTC molecules, Bicycle radionuclide conjugates (“BRCTM” molecules), Bicycle based systemic immune cell agonists and Bicycle TICA molecules. Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

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

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $457.0 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares, American Depositary Shares representing ordinary shares (“ADSs”), including in offerings pursuant to its at-the-market offering (“ATM”) program, and non-voting ordinary shares, proceeds received from its collaboration arrangements (Note 9) and borrowings from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6).

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to its ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs. No ADSs were issued or sold pursuant to the Sales Agreement during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company issued and sold 100,000 ADSs under the Sales Agreement for gross proceeds of $2.8 million, resulting in net proceeds of $2.7 million, after deducting sales commissions and offering expenses of $0.1 million.

The Company has incurred recurring losses since inception, including net losses of $26.6 million and $39.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $538.3 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”), on February 20, 2024 (the “2023 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses, share-based compensation expense, valuation of right-of-use assets and liabilities and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

Unaudited interim financial information

Certain information in the footnote disclosures of these financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s 2023 Annual Report.

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred by the Company’s subsidiaries in the United Kingdom for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime included in Finance Act 2024, which was enacted in February 2024, increased the cash rebate that may be claimed to 26.97% of qualifying expenditure, retroactively applied to qualifying expenditures incurred after April 1, 2023, if we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose relevant R&D expenditure represents, for accounting periods beginning on or after April 1, 2023, 40%, or, for accounting periods beginning on or after April 1, 2024, 30%, of its total expenditure for that accounting period).

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $15.3 million during the three months ended March 31, 2024, inclusive of $9.7 million associated with the increase to U.K. R&D tax credit reimbursement rates enacted with Finance Act 2024. The Company recorded a reduction to research and development expense of $6.8 million during the three months ended March 31, 2023.

Recently adopted accounting pronouncements

There have been no recently adopted accounting pronouncements during the three months ended March 31, 2024 that are of significance or potential significance to the Company.

Recently issued accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU No. 2023-09 on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which requires disclosure of incremental segment information on an interim and annual basis. ASU No. 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the potential impact of the adoption of ASU No. 2023-07 on its consolidated financial statements and related disclosures.

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

The carrying values of cash, cash equivalents and restricted cash, accounts receivable, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of March 31, 2024, and December 31, 2023, the carrying value of the long-term debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2024, the Company had cash equivalents of $22.4 million, consisting of interest-bearing money market funds which are considered Level 1 assets. As of December 31, 2023, the Company had cash equivalents of $72.3 million, consisting of $22.1 million of interest-bearing money market funds and $50.2 million of 30-day term deposits which are considered Level 1 assets. As of March 31, 2024, and December 31, 2023, there were no other assets or liabilities measured at fair value on a recurring basis.

As of March 31, 2024, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$15,478	$15,554
Leasehold improvements	10,908	11,000
Computer equipment and software	529	532
Furniture and office equipment	814	822
	27,729	27,908
Less: Accumulated depreciation and amortization	(14,941)	(13,393)
	$12,788	$14,515

Depreciation expense was $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee compensation and benefits	$5,545	$13,394
Accrued external research and development expenses	13,845	11,839
Accrued professional fees	1,493	1,143
Current portion of operating lease liabilities	4,974	4,876
Other	172	257
	$26,029	$31,509

6. Long-term debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provides for aggregate maximum borrowings of up to $75.0 million. As of March 31, 2024, the Company had borrowings under the Loan Agreement of $30.0 million. The Loan Agreement includes, at the Borrowers’ request, potential for additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount of up to $45.0 million. Payments on borrowings under the Loan Agreement are interest-only until April 1, 2025 and interest is paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. The scheduled maturity date is July 1, 2025 (the “Maturity Date”).

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

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the long-term debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company concluded that the amendments to the agreement to date represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with the term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at March 31, 2024.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.8 million, respectively.

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Term loan payable	$30,000	$30,000
End of term charge	1,018	946
Unamortized debt issuance costs	(216)	(248)
Carrying value of term loan	$30,802	$30,698

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2024	—
2025	31,500
Total	$31,500

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

As of March 31, 2024, and December 31, 2023, the Company had not declared any dividends.

As of March 31, 2024, and December 31, 2023, the Company’s authorized share capital consisted of 61,876,165 and 59,612,613 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on June 28, 2021, (iii) ordinary shares issuable on the exercise of outstanding options and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

As of March 31, 2024, there were 37,926,715 ordinary shares issued and outstanding and 4,705,882 non-voting ordinary shares issued and outstanding.

8. Share-based compensation

Employee incentive pool

2020 Equity Incentive Plan

In June 2020, the Company’s shareholders first approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan with Non-Employee Sub-Plan (as amended from time to time, the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, restricted share units (“RSUs”), performance RSUs and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2024, the number of shares reserved for issuance under the 2020 Plan was increased by 1,886,294 shares. As of March 31, 2024, there were 149,873 shares available for issuance.

Share options issued under the 2020 Plan have a 10-year contractual life and generally vest over either a three-year service period for non-employee directors, or a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest over a three-year service period in three equal annual installments or over a one-year service period in four equal quarterly installments.

The Company grants RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vest in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors either vest over a three-year service period in three equal annual installments or over a one-year service period in four equal quarterly installments. The Company may also, in its sole discretion, provide for deferred settlement of RSUs awarded to the Company’s non-employee directors.

As of March 31, 2024, there were options to purchase 6,629,815 shares and RSUs for 856,748 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of March 31, 2024, there were 1,950,108 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 377,258 shares effective January 1, 2024. As of March 31, 2024, the total number of shares available for issuance under the ESPP was 1,577,671 ordinary shares. As of March 31, 2024, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development expenses	$4,531	$4,596
General and administrative expenses	4,751	4,446
	$9,282	$9,042

Share options

The following table summarizes the Company’s option activity since December 31, 2023:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,469,527	$23.13	6.83	$21,920
Granted	1,862,815	18.44	—	—
Exercised	(133,735)	13.98	—	—
Forfeited	(30,351)	27.43	—	—
Outstanding as of March 31, 2024	9,168,256	$22.30	7.31	$61,558
Vested and expected to vest as of March 31, 2024	9,168,256	$22.30	7.31	$61,558
Options exercisable as of March 31, 2024	4,959,686	$20.12	5.81	$45,394

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2024 and 2023 was $12.93 per share and $20.95 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $1.0 million and $20,000 for the three months ended March 31, 2024 and 2023, respectively.

Total share-based compensation expense for share options granted was $7.5 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. Expense for non-employee consultants for the three months ended March 31, 2024 and 2023 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.0%	3.9%
Expected volatility	77.8%	83.6%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1

As of March 31, 2024, total unrecognized compensation expense related to the unvested employee and director share options was $70.1 million, which is expected to be recognized over a weighted average period of 2.8 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2023	326,848	$37.40
Granted	596,996	18.12
Vested and settled	(67,096)	33.99
Vested and deferred(1)	(10,500)	18.07
Unvested outstanding at March 31, 2024	846,248	24.31
Vested but subject to deferred settlement at March 31, 2024(1)	10,500	18.07
Outstanding at March 31, 2024	856,748	$24.23
(1)	During the three months ended March 31, 2024, the Company granted certain RSUs to the Company’s non-employee directors which provided for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $1.5 million and $1.6 million, respectively.

Total share-based compensation expense for RSUs granted was $1.8 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $18.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

9. Significant agreements

For the three months ended March 31, 2024 and 2023, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months
	Ended
	March 31,
	2024	2023
Collaboration revenues
Bayer	$818	$—
Novartis	1,247	—
Ionis	5,854	2,784
Genentech	11,611	2,112
Total collaboration revenues	$19,530	$4,896

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

Bayer paid an upfront payment to the Company of $45.0 million in July 2023. All other payments under the Bayer Collaboration Agreement will be made in British Pound Sterling. If Bayer elects to expand the collaboration to include an additional target program, it will be required to make a one-time payment to the Company in connection with the selection of such target in the high-single digit millions. In addition, on a target-by-target basis, if Bayer elects to exercise its option to expand its rights with respect to such target to develop and commercialize non-radiopharmaceutical compounds directed to such target, Bayer will be required to pay to the Company, for each such target program for which it exercises such option, either a one-time option fee payment or quarterly payments of specified installment amounts for a specified maximum time period during which the Company is performing research activities, with the aggregate amounts receivable by the Company ranging from the high-single digit millions in the case of the one-time option fee payment, to the low single-digit millions in the case of the quarterly installments, in each case where the Company is performing specified research activities following the exercise of the option. Additionally, for each collaboration program, Bayer will reimburse the Company for certain expenses incurred in connection with specified research and discovery activities performed by a contract research organization (“CRO”).

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

During the three months ended March 31, 2024 the Company recognized revenue of $0.8 million in connection with the Bayer Collaboration Agreement. The Company did not recognize revenue during the three months ended March 31, 2023 in connection with the Bayer Collaboration Agreement. As of March 31, 2024 and December 31, 2023, the Company recorded deferred revenue of $42.4 million and $43.6 million, respectively, in connection with the Bayer Collaboration Agreement.

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

During the three months ended March 31, 2024, the Company recognized revenue of $1.2 million in connection with the Novartis Collaboration Agreement. The Company did not recognize revenue during the three months ended March 31, 2023 in connection with the Novartis Collaboration Agreement. As of March 31, 2024 and December 31, 2023, the Company recorded deferred revenue of $48.3 million and $50.0 million, respectively, in connection with the Novartis Collaboration Agreement.

Ionis Agreements

Ionis Evaluation and Option Agreement

On December 31, 2020, the Company entered into an Evaluation and Option Agreement (the “Evaluation and Option Agreement”) with Ionis. Under the terms of the Evaluation and Option Agreement, Ionis had the option (the “Ionis Option”) to obtain an exclusive license to the Company’s intellectual property for the purpose of continued research, development, manufacture and commercialization of products within a particular application of the Company’s platform technology. Ionis paid the Company a nonrefundable option fee of $3.0 million in January 2021 that was fully creditable against the upfront payment to be paid upon the execution of a license agreement. On July 9, 2021, the Ionis Option was exercised upon the parties’ entry into a collaboration and license agreement as contemplated by the Evaluation and Option Agreement. The Company determined that the Ionis Option exercise constituted a continuation of an existing arrangement. Therefore, the $3.0 million paid under the Evaluation and Option Agreement was included in the transaction price of the collaboration and license agreement.

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

The total transaction price was initially determined to be $38.0 million, consisting of the $31.0 million up front payment, the $3.0 million payment under the Option and Evaluation Agreement that was credited against the total upfront payment payable pursuant to the Ionis Collaboration Agreement, the $3.4 million premium paid under the Ionis Share Purchase Agreement, and an estimated $0.6 million for the reimbursement of CRO costs. Additional variable consideration including development diligence milestone deadline extension payments, development and regulatory milestone payments, sales milestone payments and royalty payments, was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

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
$38,000

During the three months ended March 31, 2024, the Company updated its estimate of variable consideration for the reimbursement of CRO costs from $0.6 million to $0.4 million, and the transaction price decreased to $37.8 million.

The Company is recognizing revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and external costs incurred to date as a percentage of total full-time equivalent effort and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the combined licenses and research and discovery performance obligation will be satisfied over a period of three years and anticipates the material rights may be exercisable or may expire after approximately four years from contract execution. During the three months ended March 31, 2024, the Company recorded incremental revenue of $3.3 million related to a decrease in its estimate of expected external costs used to measure proportional performance.

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

For the three months ended March 31, 2024 and 2023 the Company recognized revenue of $5.9 million and $2.8 million, respectively. As of March 31, 2024, and December 31, 2023, the Company recorded deferred revenue of $6.5 million and $12.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendments, and Ionis Evaluation and Option Agreement.

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
$33,000

The Company recognizes revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the Genentech Collaboration Performance Program #1 and #2 obligations will be performed over a period of approximately two to three years, and the remaining material rights will be exercised or expire within approximately four years from contract execution. In June 2023, Genentech terminated Genentech Collaboration Program #2 and revenue of $6.0 million was recognized during the second quarter of 2023 related to the expiration of the material right associated with the LSR Go Option for Collaboration Program #2.

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

In January 2024, the JRC reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the three months ended March 31, 2024 associated with the completion of the related performance obligations, including $7.5 million related to the expiration of remaining material rights. As of March 31, 2024, Genentech Collaboration Programs #1 and #4 remain ongoing.

During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $11.6 million and $2.1 million, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded $17.3 million and $29.1 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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

The Company recognized revenue related to amounts allocated to the Target Three Research License and Related Services as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent effort incurred to date as a percentage of total full-time equivalent effort expected, which best reflected the progress towards satisfaction of the performance obligation. The amount allocated to the material rights was recorded as deferred revenue and the Company commenced revenue recognition upon exercise of or upon expiry of the option. In October 2020, August 2021, June 2022 and April 2023, AstraZeneca terminated the collaboration activities related to the third target, sixth, fifth and fourth targets, respectively, and the deferred revenue related to the associated material rights of $1.5 million, $1.1 million, $1.2 million and $1.2 million, respectively, was recognized. Effective April 19, 2023, the AstraZeneca Collaboration Agreement expired.

No revenue was recognized during either of the three months ended March 31, 2024 or 2023 in connection with the AstraZeneca Collaboration Agreement. The Company recorded zero deferred revenue in connection with the AstraZeneca Collaboration Agreement at each of March 31, 2024 and December 31, 2023.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance		Impact of	Ending Balance
	January 1,		Exchange	March 31,
	2024	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$(818)	$(367)	$42,433
Novartis collaboration deferred revenue	50,008	(1,247)	(420)	48,341
Ionis collaboration deferred revenue	12,464	(5,854)	(115)	6,495
Genentech collaboration deferred revenue	29,104	(11,611)	(215)	17,278
Total deferred revenue	$135,194	$(19,530)	$(1,117)	$114,547

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$(1,160)	$(222)	$43,618
Novartis collaboration deferred revenue	—	50,000	(1,909)	1,917	50,008
Ionis collaboration deferred revenue	21,489	960	(10,734)	749	12,464
Genentech collaboration deferred revenue	39,308	—	(11,969)	1,765	29,104
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,960	$(26,976)	$4,337	$135,194

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at March 31, 2024 or December 31, 2023.

As of March 31, 2024, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $32.1 million, $33.0 million, $3.6 million, and $13.7 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three months ended March 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$11,631	$4,896
Revenue recognized based on expiration of material rights	8,034	—
Revenue recognized based on changes in transaction price	(135)	—
Total	$19,530	$4,896

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

The Company granted Cancer Research UK a license to its intellectual property in order to design, prepare for, sponsor, and carry out the clinical trial. The Company retains the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, CTRL may elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted). The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development and regulatory milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed.

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $4.3 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. If the trial is terminated by the Company prior to the filing of a clinical trial authorization, or by Cancer Research UK for an insolvency event or a material breach by the Company prior to the start of a clinical trial, the Company will reimburse Cancer Research UK for certain costs paid or committed prior to the start of the clinical trial. In such case where the Company is subject to a change of control and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party, Cancer Research UK will not be obliged to grant a license to the Company in respect of the results of the clinical trial and CRTL may elect to receive an exclusive license to develop and commercialize the product without CRTL being required to make any payment to the Company. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments are based solely on the results of the research and development having future economic benefit and risk of repayment is substantive and genuine, and as such there was no accounting impact for the three months ended March 31, 2024.

10. Income taxes

During the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit of $0.4 million and $0.6 million, respectively. The Company is subject to corporate taxation in the United Kingdom. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The benefit from income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets benefitted in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company's income tax benefit recognized during the three months ended March 31, 2024 and 2023 is mainly the result of deferred tax assets benefitted in the United States. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of March 31, 2024 and December 31, 2023.

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

The benefit from income taxes recorded in the condensed consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible, U.K., federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

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

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which was renewed in December 2021 for five years through December 2026. The annual rent for the lease was approximately $0.6 million. Service charges were also payable based on floor area and are estimated to be approximately $0.2 million per year. In April 2023, the Company entered into a deed of surrender related to the lease, pursuant to which the lease was terminated effective immediately. As a result of the deed, the Company derecognized the lease liability and right of use asset associated with the lease. The Company also paid termination-related fees of $0.3 million in connection with the deed, which were recorded as a loss on lease termination during the second quarter of 2023.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million. The deposit is recorded in other assets in the condensed consolidated balance sheets. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027 which successive period was not included in the original lease term. The Company accounted for the lease extension as a modification of the existing lease and remeasured the right of use asset and lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate, over the new lease term. In May 2022, the lease was extended. The payments for the extended lease are approximately $0.2 million remaining through December 31, 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$1,341	$1,326
Variable lease cost	781	648
Total lease cost	$2,122	$1,974

The weighted average remaining operating lease term was 2.7 years and 3.7 years as of March 31, 2024 and 2023, respectively, and the weighted average discount rate was 7.9% and 7.6% as of March 31, 2024 and 2023, respectively.

The following table summarizes the maturities of the Company’s operating lease liabilities as of March 31, 2024 (in thousands):

Year Ending December 31,
2024	$4,315
2025	5,834
2026	3,336
2027	821
Present value adjustment	(1,284)
Total lease liabilities	13,022
Less: current lease liabilities	(4,974)
Long term lease liabilities	$8,048

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

The Company’s arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, the Company has entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of March 31, 2024. As of March 31, 2024, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024, and December 31, 2023.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(26,563)	$(39,064)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	42,560,091	30,001,725
Net loss per share, basic and diluted	$(0.62)	$(1.30)

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

	March 31,
	2024	2023
Restricted share units	856,748	452,576
Options to purchase ordinary shares	9,168,256	7,297,630
	10,025,004	7,750,206

13. Related party transactions

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $48,000 and $45,000 during the three months ended March 31 2024 and 2023, respectively.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2024	2023
United States	$6,843	$7,486
United Kingdom	17,970	20,198
	$24,813	$27,684

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and our audited financial statements and related notes for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on February 20, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

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

Our product candidates, BT8009, BT5528, and BT1718, are each a Bicycle Toxin Conjugate, or BTC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating BT8009, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA molecule. Our discovery pipeline in oncology includes next-generation BTC molecules, Bicycle radionuclide conjugates, or BRCTM molecules, Bicycle based systemic immune cell agonists and Bicycle TICA molecules.

In January 2023, we announced that the FDA granted Fast Track Designation, or FTD, to our BT8009 monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition. In February 2023, we presented results from the completed dose escalation portion of the Phase I/II clinical trial of BT8009 and in December 2023, we provided clinical updates for various cohorts of the Phase I/II clinical trial. Enrollment in the Phase I/II clinical trial remains ongoing. Additionally, in September 2023, we announced our alignment with the FDA on the design of a Phase II/III registrational trial for BT8009, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. The Duravelo-2 clinical trial is now active and commenced recruiting patients in the first quarter of 2024. In October 2023, we also announced that BT8009 has been selected to participate in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot Program recently launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

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

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates BT8009, BT5528, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares representing ordinary shares, or ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our debt facility with Hercules Capital, Inc., or Hercules. From our inception in 2009 through March 31, 2024, we have received gross proceeds of $832.3 million from the sale of ordinary shares, ADSs, non-voting ordinary shares, and convertible preferred shares; and $233.2 million of cash payments under our collaboration arrangements, including $45.0 million from Bayer, $50.0 million from Novartis, $47.6 million from Ionis, and $56.0 million from Genentech; and borrowings of $30.0 million pursuant to our Loan Agreement with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $26.6 million and $39.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $538.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of March 31, 2024, we had cash and cash equivalents of $457.0 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, pursuant to which the Cancer Research UK Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our product candidate, BT1718, in patients with advanced solid tumors. Cancer Research UK has designed and prepared and is carrying out and sponsoring the clinical trial at its own cost. Upon the completion of the Phase I/IIa clinical trial, we have the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and we decide to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, CRTL may elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case we will receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted is less certain costs, as defined in the agreement). The Cancer Research UK Agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. The Cancer Research UK Agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, upon a change in control involving a tobacco related entity, and in certain other specified circumstances, and includes provisions that require the repayment of costs to Cancer Research UK upon certain termination events. The costs incurred by Cancer Research UK are recorded as a liability in accordance with ASC 730, Research and Development as the payments are not based solely on the results of the research and development having future economic benefit. The accrual of the liability is recorded as incremental research and development expense in our condensed consolidated statements of operations and comprehensive loss.

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of March 31, 2024, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules.

Benefit from Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid U.K. corporation tax. The benefit from income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements.

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

As a company that carries out extensive research and development activities, we seek to benefit from one of two U.K. research and development tax credit cash rebate regimes in effect for us for the year ended December 31, 2024: the Small and Medium-sized Enterprises R&D Tax Relief program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf and certain internal overhead costs incurred as part of research projects.

Based on criteria established by U.K. law, a portion of expenditures being carried out in relation to our pipeline research and development, clinical trials management and manufacturing development activities were eligible for the SME Program for the year ended December 31, 2023. Under the SME Program, the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime included in Finance Act 2024, which was enacted in February 2024, increase the cash rebate that may be claimed from such date to 26.97% of qualifying expenditure, if we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose relevant R&D expenditure represents 40% for accounting periods beginning on or after April

1, 2023, or 30% for accounting periods beginning on or after April 1, 2024, of its total expenditure for that accounting period).

Further amendments to the U.K. R&D tax credit regime included in Finance Act 2024 introduce restrictions (unless limited exceptions apply) on the tax relief that can be claimed for expenditures incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the United Kingdom or such workers are not subject to U.K. payroll taxes. These amendments take effect for accounting periods beginning on or after April 1, 2024, which may limit our ability to claim R&D tax credits for sub-contracted R&D in the future. In addition, the Finance Act 2024 includes amendments which merge the SME Program and the RDEC Program into a single scheme with effect for accounting periods beginning on or after April 1, 2024, with a single 20% gross rate applying to all claims with an exception for SMEs qualifying as R&D intensive, whose cash rebate that may be claimed will be 26.97% of qualifying expenditures.

In addition, the payable credit claims under the SME Program in excess of £20,000 are subject to a cap, by reference to, broadly, of three times the total Pay As You Earn, or PAYE, and National Insurance Contribution, or NIC, liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total amount claimed. Furthermore, there is a maximum cap in respect of a given project of €7.5 million which may impact our ability to claim R&D tax credits in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Collaboration revenues	$19,530	$4,896	$14,634
Operating expenses:
Research and development	34,864	32,211	2,653
General and administrative	16,382	14,488	1,894
Total operating expenses	51,246	46,699	4,547
Loss from operations	(31,716)	(41,803)	10,087
Other income (expense):
Interest income	5,624	2,929	2,695
Interest expense	(821)	(808)	(13)
Total other income (expense), net	4,803	2,121	2,682
Net loss before income tax provision	(26,913)	(39,682)	12,769
Benefit from income taxes	(350)	(618)	268
Net loss	$(26,563)	$(39,064)	$12,501

Collaboration Revenues

Collaboration revenues increased by $14.6 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to an increase of $9.5 million from our collaboration with Genentech which was primarily due to the recognition of revenue upon the Genentech joint research committee’s decision to discontinue research activities for Collaboration Program #3 during the three months ended March 31, 2024 and the completion of our remaining performance obligations, including $7.5 million related to the expiration of remaining material rights, an increase of $3.1 million from our collaboration with Ionis primarily due to a change in the estimated expected external costs used to measure proportional performance, an increase of $1.2 million from our collaboration with Novartis entered into in March 2023 and an increase of $0.8 million from our collaboration with Bayer entered into in May 2023.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change

	(in thousands)
BT8009 (Nectin‑4)	$17,743	$5,369	$12,374
BT5528 (EphA2)	1,770	3,193	(1,423)
BT1718 (MT1)	65	160	(95)
Bicycle tumor-targeted immune cell agonists	2,585	4,877	(2,292)
Discovery, platform and other expense	7,817	8,205	(388)
Employee and contractor related expenses	13,780	10,793	2,987
Share-based compensation	4,531	4,596	(65)
Facility expenses	1,918	2,187	(269)
Research and development incentives and government grants	(15,345)	(7,169)	(8,176)
Total research and development expenses	$34,864	$32,211	$2,653

Research and development expenses increased by $2.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to an increase of $12.4 million in clinical program expenses for BT8009 due to the ongoing Phase II expansion portion of the Phase I/II clinical trial as well as the ongoing Phase II/III registrational trial, as well an increase of $3.0 million in employee and contractor related expenses attributable to increased headcount. These increases were offset by decreases of $2.3 million in Bicycle TICA program development expenses and $1.4 million in BT5528 clinical program expenses, as well as $8.2 million of incremental U.K. research and development tax incentives primarily associated with the impact of U.K. R&D tax credit reimbursement rate changes enacted in February 2024, retroactively applied to April 1, 2023.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through March 31, 2024, we have incurred approximately $91.7 million, $41.4 million, and $15.5 million of direct external expenses for the development of the BT8009, BT5528, and BT1718, respectively, since their candidate nominations, and an aggregate of $44.0 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change

	(in thousands)
Personnel-related costs	$5,716	$4,142	$1,574
Professional and consulting fees	3,970	3,132	838
Other general and administration costs	2,016	2,315	(299)
Share-based compensation	4,751	4,446	305
Effect of foreign exchange rates	(71)	453	(524)
Total general and administrative expenses	$16,382	$14,488	$1,894

General and administrative expenses increased by $1.9 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase is primarily due to an increase of $1.6 million in personnel-related costs as a result of increased headcount.

Other Income (Expense), net

Other income (expense), net increased by $2.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was entirely due to an increase in interest income related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period.

Liquidity and Capital Resources

Liquidity

From our inception through March 31, 2024, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(70,869)	$(46,411)
Net cash used in investing activities	(12)	(2,099)
Net cash provided by financing activities	1,871	2,718
Effect of exchange rate changes on cash	(416)	453
Net decrease in cash, cash equivalents and restricted cash	$(69,426)	$(45,339)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $70.9 million as compared to $46.4 million for the three months ended March 31, 2023. The increase in cash used in operations of $24.5 million is primarily due to an increase in cash used in operations, including upfront payments associated with the initiation of our Phase II/III Duravelo-2 registrational trial, and from changes in our operating assets and liabilities of $38.6 million. The increase in cash used in operations from changes in operating assets and liabilities was primarily driven by increases resulting from changes in deferred revenue of $14.7 million, research and development incentives receivable of $8.4 million, prepaid expenses and other assets of $6.7 million, accounts payable of $3.9 million, accounts receivable of $2.5 million and accrued expenses and other current liabilities of $2.3 million. These impacts are offset by a decrease in cash used in operations driven by a decrease in net loss of $12.5 million as described in the Results of Operations above as well as a net increase in non-cash expenses primarily related to a decrease in the deferred income tax benefit of $1.3 million.

Investing Activities

During the three months ended March 31, 2024 and 2023, we used $12,000 and $2.1 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $1.9 million, primarily consisting of net proceeds of from the exercise of share options.

During the three months ended March 31, 2023, net cash provided by financing activities was $2.7 million, primarily consisting of net proceeds from our ATM program.

At-the-Market Program

On June 5, 2020, we entered into a Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., or the Sales Agents, with respect to an ATM program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs. There were no sales of ADSs through our ATM during the three months ended March 31, 2024. During the three months ended March 31, 2023, we issued and sold 100,000 ADSs for gross proceeds of $2.8 million, resulting in net proceeds of $2.7 million, after deducting sales commissions and offering expenses of $0.1 million.

Loan Agreement with Hercules

Our Loan Agreement, as amended from time to time, with Hercules as agent, consisting of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which are available through December 31, 2024, but have not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. The interest-only period ends on April 1, 2025. We may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1%. The Loan Agreement also provides for an end of term charge, payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. In addition, the Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, as well as customary events of default. For additional information on the Loan Agreement, see Note 6. “Long-term debt” of our condensed consolidated financial statements.

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

The following table summarizes our material contractual obligations as of March 31, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 6. “Long-term debt” and Note 11. “Commitments and continencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$14,306	$5,769	$7,921	$616
Debt obligations(2)	34,598	2,519	32,079	—
Total	$48,904	$8,288	$40,000	$616
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S.A. under operating leases with lease terms through March 2026 and December 2027.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payments under the Loan Agreement with Hercules as of March 31, 2024.

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

Our arrangements with Cancer Research UK provide for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have entered into separate agreements with other third parties which provide for various future milestone payments by us upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. We have not included future payments under these agreements in the table of contractual obligations above since these obligations are contingent upon future events. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones.

As of March 31, 2024, we had cash and cash equivalents of $457.0 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report, which was filed with the SEC on February 20, 2024. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, there have been no significant changes to our critical accounting estimates from those described in our 2023 Annual Report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2024, we had cash and cash equivalents of $457.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been placed in interest-bearing savings accounts and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk in connection with our borrowings under our credit facility with Hercules, which were $30.0 million as of March 31, 2024. Our outstanding indebtedness with Hercules bears interest at an annual rate equal to the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. As of March 31, 2024, our outstanding indebtedness with Hercules bears interest at 9.05%. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. Based on the current interest rate of the term loan and the scheduled payments thereunder, we do not believe a 1.0% increase in interest rates would have a material impact on our financial condition or results of operations.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.1 million for the three months ended March 31, 2024 and a foreign exchange loss of $0.5 million for the three months ended March 31, 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report, and our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 20, 2024, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our American Depositary Shares, or ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $26.6 million and $39.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $538.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $457.0 million as of March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of public health crises or geographical tensions and wars, such as the ongoing wars involving Ukraine and Israel, is difficult to assess or predict, these events have caused or may cause significant disruptions to the global financial markets and have contributed or may contribute to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks. On March 10, 2023, in addition to the failure of SVB UK, its parent company, Silicon Valley Bank, also failed, and Signature Bank failed on March 12, 2023. Although the U.K. and U.S. governments both took steps to guarantee all depositors at these banks, there is no guarantee that these governments or any other government would guarantee depositors in the event of further bank closures, and continued instability in the global banking system may adversely impact our business and financial condition. If the disruptions, instability and slowdown deepen or persist, we may not be able to access our cash as needed or to raise additional capital on favorable terms, or at all, which could in the future negatively affect our financial condition and our ability to pursue our business strategy.

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

We are party to a secured term loan facility with Hercules. As of March 31, 2024, our outstanding borrowings under this facility totaled $30.0 million. In connection with the Loan and Security Agreement, as amended, with Hercules, or the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As of March 31, 2024, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules with an interest rate that is capped at 9.05%. We could also in the future incur additional indebtedness pursuant to additional loan agreements.

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

Within our BTC programs, we are evaluating BT8009, a BTC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies and an ongoing Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression. In addition, BT1718, a BTC molecule designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid-six digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTC molecules or Bicycle TICA molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

We currently focus our research and product development on treatments for oncology indications and our product candidates are designed to target specific tumor antigens. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, is based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, we may not address the entirety of the opportunity we are seeking.

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

Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the

United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We are subject to laws that regulate certain transactions and access to technology. In the United States, these laws include section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties, including those located in China, for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties. For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, and a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnologies companies, and authorizes the U.S. government to include additional Chinese biotechnologies companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared invalid, generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive objections. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable Intellectual Property Offices in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been and may in the future be filed against our trademarks, and our trademarks may not survive such proceedings. For example, our U.K. trademark application for “TICA” was successfully opposed in the United Kingdom, Japan and the European Union for the majority of goods and services for which we originally applied, and we have abandoned our trademark application for “TICA” in the United States as a result. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through April 29, 2024, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Similarly, the ongoing wars involving Ukraine and Israel have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our buyers and sellers, which could reduce demand for our products. These factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

The dual class structure of our shares may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

As of April 29, 2024, we had 38,073,148 ordinary shares, nominal value £0.01 per share, and 4,705,882 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. On April 16, 2024, we received notice from entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, of their election to increase the beneficial ownership limitation to 19.9%, which will take effect on June 16, 2024. The Baker Entities are affiliated with one of our directors, Felix J. Baker. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on March 31, 2024, the ordinary shares outstanding prior to the re-designation would have approximately 89.0% of the voting power and the former non-voting ordinary shares would represent approximately 11.0% of the voting power.

Substantial future sales or issuances of shares of our ordinary shares or ADSs or other equity-related securities could adversely affect the price of our ADSs and dilute shareholders.

Sales of a substantial number of ordinary shares or ADSs, and sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. In addition, in April 2024, we entered into a Registration Rights Agreement with the Baker Entities to provide that, if requested, we will register the ordinary shares or ADSs beneficially owned by the Baker Entities for resale under the Securities Act. Our registration obligations pursuant to the Registration Rights Agreement cover all shares then held or thereafter acquired by the Baker Entities, for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our ordinary shares or ADSs by the Baker Entities in the future. Sales by our management, our directors, their affiliates, or significant shareholders like the Baker Entities, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our ADSs, perhaps substantially, and could impair our ability to raise capital through the sale of additional equity or equity-related securities, including non-voting ordinary shares, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. These issuances could be substantially dilutive and could adversely affect the market price of our ADSs. In addition, ordinary shares subject to outstanding options under our equity incentive plans and the ordinary shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations, which will dilute current holders.

Our existing shareholders have significant control of our management and affairs.

Based on information available to us as of April 16, 2024, the Baker Entities collectively beneficially owned approximately 19.9% of our ordinary shares (which for these purposes includes 672,067 non-voting ordinary shares held by the Baker Entities that can be re-designated as ordinary shares in compliance with the beneficial ownership limitation of 19.9%). In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares as of April 29, 2024, our executive officers and directors and holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 47.6% of our voting power as of April 29, 2024. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

As a group that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a Small and Medium-sized Enterprise, or SME, and in which our relevant R&D expenditure represents 40% (or, from April 1, 2024, 30%) or more of the total relevant expenditure (meaning we also qualify as “R&D intensive” during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Accordingly, if we cease to qualify as an R&D-intensive SME in the future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

In addition, the payable credit claims under the SME Program in excess of £20,000 are subject to a cap, by reference to, broadly, of three times the total Pay As You Earn, or PAYE, and National Insurance Contribution, or NIC, liability paid by the Company, unless an exception applies. That exception requires the Company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total amount claimed. If such exception does not apply, this could limit the amount of R&D tax credit that we claim. Furthermore, there is a maximum cap in respect of a given project of €7.5 million. If such maximum cap is reached or exceeded for a given project, the extent to which we can make claims or benefit from them may be materially impacted.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Insider Trading Arrangements

During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.1*	Amendment No. 4 to Collaboration and License Agreement, dated January 17, 2024, between BicycleTx Limited and Ionis Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*     Filed herewith.

#     The certification attached as Exhibit 32.1 accompanying this Quarterly Report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BICYCLE THERAPEUTICS PLC

Date: May 2, 2024	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)