Form 10-Q
period 2024-06-30
BICYCLE THERAPEUTICS PLC
filed 2024-08-06
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 47,501,359 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our Bicycle® Toxin Conjugate, or BTC® molecules, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules and other pipeline programs, including our Bicycle radionuclide conjugates, or BRCTM molecules;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;

ii

●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$961,364	$526,423
Accounts receivable	233	—
Prepaid expenses and other current assets	20,216	11,406
Research and development incentives receivable	46,443	24,039
Total current assets	1,028,256	561,868
Property and equipment, net	11,587	14,515
Operating lease right-of-use assets	10,933	13,169
Other assets	6,579	5,792
Total assets	$1,057,355	$595,344
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,453	$13,050
Accrued expenses and other current liabilities	28,135	31,509
Deferred revenue, current portion	11,619	24,978
Debt, current portion	22,404	—
Total current liabilities	69,611	69,537
Debt, net of discount and current portion	8,505	30,698
Operating lease liabilities, net of current portion	6,730	9,382
Deferred revenue, net of current portion	93,994	110,216
Other long‑term liabilities	4,702	4,579
Total liabilities	183,542	224,412
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 154,385,145 and 59,612,613 shares authorized on June 30, 2024 and December 31, 2023, respectively; 68,941,242 and 42,431,766 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	889	550
Additional paid-in capital	1,452,151	883,446
Accumulated other comprehensive loss	(1,092)	(1,304)
Accumulated deficit	(578,135)	(511,760)
Total shareholders’ equity	873,813	370,932
Total liabilities and shareholders’ equity	$1,057,355	$595,344

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Collaboration revenues	$9,361	$11,397	$28,891	$16,293
Operating expenses:
Research and development	40,059	39,720	74,923	71,931
General and administrative	15,949	14,788	32,331	29,276
Total operating expenses	56,008	54,508	107,254	101,207
Loss from operations	(46,647)	(43,111)	(78,363)	(84,914)
Other income (expense):
Interest income	7,774	812	13,398	3,741
Interest expense	(824)	(821)	(1,645)	(1,629)
Total other income (expense), net	6,950	(9)	11,753	2,112
Net loss before income tax provision	(39,697)	(43,120)	(66,610)	(82,802)
Provision for (benefit from) income taxes	115	(517)	(235)	(1,135)
Net loss	$(39,812)	$(42,603)	$(66,375)	$(81,667)
Net loss per share, basic and diluted	$(0.77)	$(1.41)	$(1.40)	$(2.71)
Weighted average ordinary shares outstanding, basic and diluted	51,992,034	30,191,693	47,276,062	30,097,234

Comprehensives loss:
Net loss	$(39,812)	$(42,603)	$(66,375)	$(81,667)
Other comprehensive income:
Foreign currency translation adjustment	(314)	(948)	212	(1,264)
Total comprehensive loss	$(40,126)	$(43,551)	$(66,163)	$(82,931)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,431,766	$550	$883,446	$(1,304)	$(511,760)	$370,932
Issuance of ADSs upon exercise of share options	133,735	2	1,868	—	—	1,870
Issuance of ADSs upon settlement of restricted share units	67,096	1	—	—	—	1
Share-based compensation expense	—	—	9,282	—	—	9,282
Foreign currency translation adjustment	—	—	—	526	—	526
Net loss	—	—	—	—	(26,563)	(26,563)
Balance at March 31, 2024	42,632,597	553	894,596	(778)	(538,323)	356,048
Issuance of ADSs upon exercise of share options	351,099	5	4,495	—	—	4,500
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $11.4 million	25,933,706	331	543,796	—	—	544,127
Issuance of ADSs upon settlement of restricted share units	23,840	—	—	—	—	—
Share-based compensation expense	—	—	9,264	—	—	9,264
Foreign currency translation adjustment	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	(39,812)	(39,812)
Balance at June 30, 2024	68,941,242	$889	$1,452,151	$(1,092)	$(578,135)	$873,813

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	877	—	1	—	—	1
Issuance of ADSs, net of commissions and offering expenses of $0.1 million	100,000	1	2,715	—	—	2,716
Issuance of ADSs upon settlement of restricted share units	56,988	1	—	—	—	1
Share-based compensation expense	—	—	9,042	—	—	9,042
Foreign currency translation adjustment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(39,064)	(39,064)
Balance at March 31, 2023	30,031,758	389	612,863	71	(370,160)	243,163
Issuance of ADSs upon exercise of share options	12,389	—	165	—	—	165
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	520,000	7	12,120	—	—	12,127
Issuance of ADSs upon settlement of restricted share units	21,793	—	—	—	—	—
Share-based compensation expense	—	—	8,193	—	—	8,193
Foreign currency translation adjustment	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	(42,603)	(42,603)
Balance at June 30, 2023	30,585,940	$396	$633,341	$(877)	$(412,763)	$220,097

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(66,375)	$(81,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,546	17,235
Depreciation and amortization	3,298	3,202
Non-cash interest	211	198
Deferred income tax benefit	(877)	(3,683)
Changes in operating assets and liabilities:
Accounts receivable	(232)	52,358
Research and development incentives receivable	(22,575)	7,199
Prepaid expenses and other assets	(8,783)	(638)
Operating lease right‑of‑use assets	2,187	2,054
Accounts payable	(6,354)	21
Accrued expenses and other current liabilities	(3,626)	8,416
Operating lease liabilities	(2,382)	(1,867)
Deferred revenue	(28,671)	(15,454)
Other long-term liabilities	137	311
Net cash used in operating activities	(115,496)	(12,315)
Cash flows from investing activities:
Purchases of property and equipment	(432)	(2,376)
Net cash used in investing activities	(432)	(2,376)
Cash flows from financing activities:
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	545,106	14,843
Proceeds from the exercise of share options and settlement of restricted share units	6,371	167
Net cash provided by financing activities	551,477	15,010
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(608)	960
Net increase in cash, cash equivalents and restricted cash	434,941	1,279
Cash, cash equivalents and restricted cash at beginning of period	526,970	339,154
Cash, cash equivalents and restricted cash at end of period	$961,911	$340,433
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$961,364	$340,433
Restricted cash included in other assets	547	—
Total cash, cash equivalents and restricted cash	$961,911	$340,433
Supplemental disclosure of cash flow information
Cash paid for interest	$1,146	$1,365
Cash paid for income taxes	$792	$664
Equity issuance costs included in accounts payable and accrued expenses	$979	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$2,874	$2,771
Changes in purchases of property and equipment in accounts payable and accrued expenses	$26	$(1,401)
Advance billings on deferred revenue included in accounts receivable	$—	$45,000
Non-cash impact to right-of-use assets and operating lease liabilities	$—	$4,004

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating zelenectide pevedotin, previously called BT8009, a Bicycle Toxin Conjugate (a “BTC®” molecule) targeting Nectin-4, in both an ongoing Company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial, called Duravelo-2, BT5528, a BTC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC molecule that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes next-generation BTC molecules and Bicycle radionuclide conjugates (“BRCTM” molecules). Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

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

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $961.4 million.

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

On May 23, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with purchasers named therein (the “Investors”). Pursuant to the Purchase Agreement, the Company sold 6,764,705 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, and 19,169,001 non-voting ordinary shares, nominal value £0.01 per share, each at a purchase price equal to $21.42 per share (the “Private Placement”). The Company completed the Private Placement on May 28, 2024. The transaction resulted in gross proceeds to the Company of $555.5 million, and after deducting commissions and offering expenses of $11.4 million, net proceeds to the Company of $544.1 million.

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to its ATM program pursuant to which the

Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs. No ADSs were issued or sold pursuant to the Sales Agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company issued and sold 520,000 and 620,000 ADSs, respectively, under the Sales Agreement for gross proceeds of $12.5 million and $15.3 million, respectively, resulting in net proceeds of $12.1 million and $14.8 million, respectively, after deducting sales commissions and offering expenses of $0.4 million and $0.5 million, respectively.

The Company has incurred recurring losses since inception, including net losses of $39.8 million and $66.4 million for the three and six months ended June 30, 2024, respectively, and $42.6 million and $81.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $578.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and research and development incentives receivable, share-based compensation expense, valuation of right-of-use assets and liabilities and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity and condensed consolidated statements of cash flows for the three and six months ended June 30, 2024 and 2023, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $7.3 million and $22.6 million during the three and six months ended June 30, 2024, respectively, including the impact of an increase to U.K. R&D tax credit reimbursement rates enacted with Finance Act 2024 retroactively applied to qualifying expenditures incurred after

April 1, 2023. The Company recorded a reduction to research and development expense of $5.7 million and $12.6 million during the three and six months ended June 30, 2023, respectively.

Recently adopted accounting pronouncements

There have been no recently adopted accounting pronouncements during the three or six months ended June 30, 2024 that are of significance or potential significance to the Company.

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

The carrying values of cash, cash equivalents and restricted cash, accounts receivable, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of June 30, 2024, and December 31, 2023, the carrying value of debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2024, the Company had cash equivalents of $22.7 million, consisting of interest-bearing money market funds which are considered Level 1 assets. As of December 31, 2023, the Company had cash equivalents of $72.3 million, consisting of $22.1 million of interest-bearing money market funds and $50.2 million of 30-day term deposits which are considered Level 1 assets. As of June 30, 2024, and December 31, 2023, there were no other assets or liabilities measured at fair value on a recurring basis.

As of June 30, 2024, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$15,645	$15,554
Leasehold improvements	10,926	11,000
Computer equipment and software	540	532
Furniture and office equipment	1,082	822
	28,193	27,908
Less: Accumulated depreciation and amortization	(16,606)	(13,393)
	$11,587	$14,515

Depreciation expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2023, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$9,237	$13,394
Accrued external research and development expenses	11,714	11,839
Accrued professional fees	1,437	1,143
Current portion of operating lease liabilities	5,098	4,876
Other	649	257
	$28,135	$31,509

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provides for aggregate maximum borrowings of up to $75.0 million. As of June 30, 2024, the Company had borrowings under the Loan Agreement of $30.0 million. The Loan Agreement includes, at the Borrowers’ request, potential for additional term loans, subject to satisfaction of customary conditions, in an aggregate principal amount of up to $45.0 million. Payments on borrowings under the Loan Agreement are interest-only until April 1, 2025 and interest is paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. The scheduled maturity date is July 1, 2025 (the “Maturity Date”).

At the Borrowers’ option, the Borrowers may prepay all or any portion greater than $5.0 million of the outstanding borrowings, subject to a prepayment premium equal to 1.0% of the principal amount outstanding. The Loan Agreement also provides for an end of term charge (the “End of Term Charge”), payable upon maturity or the repayment of obligations under the Loan Agreement, equal to 5.0% of the principal amount repaid. Borrowings under the Loan Agreement are collateralized by substantially all of the Borrower’s personal property and other assets, other than their intellectual property. Hercules has a perfected first-priority security interest in certain cash accounts. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control, as defined in the agreement. There are no financial covenants. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, cross acceleration to third-party indebtedness, certain events relating to bankruptcy or insolvency, and the occurrence of certain events that could reasonably be expected to have a material adverse effect. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% may be applied to the outstanding principal and interest payments due, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. The Company has determined that the risk of subjective acceleration under the material adverse events clause is not probable and therefore has classified the long-term portion of outstanding principal in long-term liabilities based on scheduled principal payments.

The Company incurred fees and transaction costs totaling $0.6 million associated with the initial term loan, which are recorded as a reduction to the carrying value of the debt in the condensed consolidated balance sheets. The fees, transaction costs, and the End of Term Charge are amortized to interest expense through the Maturity Date using the effective interest method. The Company concluded that the amendments to the agreement to date represent modifications to the Loan Agreement, and as such, the fees and transaction costs associated with the term loan will continue to be amortized to interest expense through the Maturity Date. The effective interest rate of the Hercules borrowings was 10.8% at June 30, 2024.

The Company assessed all terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement are clearly and closely associated with a debt host and, as such, do not require separate accounting as a derivative liability. Interest expense associated with the Loan Agreement for the three and six months ended June 30, 2024 was $0.8 million and $1.6 million, respectively, and for the three and six months ended June 30, 2023, was $0.8 million and $1.6 million, respectively.

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Term loan payable	$30,000	$30,000
End of term charge	1,092	946
Unamortized debt issuance costs	(183)	(248)
Carrying value of term loan	30,909	30,698
Less: current portion	(22,404)	—
Debt, net of discount and current portion	$8,505	$30,698

Future principal payments, including the End of Term Charge, are as follows (in thousands):

Year Ending December 31,
2024	—
2025	31,500
Total	$31,500

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

As of June 30, 2024, and December 31, 2023, the Company had not declared any dividends.

As of June 30, 2024, and December 31, 2023, the Company’s authorized share capital consisted of 154,385,145 and 59,612,613 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested and deferred restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2020 Equity Incentive Plan and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan.

As of June 30, 2024, there were 47,449,143 ordinary shares issued and outstanding and 21,492,099 non-voting ordinary shares issued and outstanding.

8. Share-based compensation

Employee incentive pool

2020 Equity Incentive Plan

In June 2020, the Company’s shareholders first approved the Bicycle Therapeutics plc 2020 Equity Incentive Plan with Non-Employee Sub-Plan (as amended from time to time, the “2020 Plan”), under which the Company may grant market value options, market value stock appreciation rights or restricted shares, RSUs, performance RSUs and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2024, the number of shares reserved for issuance under the 2020 Plan was increased by 1,886,294 shares. As of June 30, 2024, there were 135,429 shares available for issuance.

Share options issued under the 2020 Plan have a 10-year contractual life and generally vest over either a three-year service period in three equal annual installments for new non-employee director grants, or a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest over a one-year service period in four equal quarterly installments.

The Company grants RSUs to non-employee directors and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vesting in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors either vest over a three-year service period in three equal annual installments for new non-employee director grants or over a one-year service period in four equal quarterly installments. The Company may also, in its sole discretion, provide for deferred settlement of RSUs granted to the Company’s non-employee directors.

As of June 30, 2024, there were options to purchase 6,521,821 shares and RSUs for 840,204 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2024, there were 1,781,335 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 377,258 shares effective January 1, 2024. As of June 30, 2024, the total number of shares available for issuance under the ESPP was 1,577,671 ordinary shares. As of June 30, 2024, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expenses	$4,599	$3,988	$9,130	$8,584
General and administrative expenses	4,665	4,205	9,416	8,651
	$9,264	$8,193	$18,546	$17,235

Share options

The following table summarizes the Company’s option activity since December 31, 2023:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,469,527	$23.13	6.83	$21,920
Granted	1,951,535	18.65	—	—
Exercised	(484,834)	13.13	—	—
Forfeited	(111,923)	27.10	—	—
Outstanding as of June 30, 2024	8,824,305	$22.64	7.35	$30,748
Vested and expected to vest as of June 30, 2024	8,824,305	$22.64	7.35	$30,748
Options exercisable as of June 30, 2024	4,888,630	$21.10	6.10	$26,122

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2024 and 2023 was $13.08 per share and $20.45 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $3.6 million and $4.6 million for the three and six months ended June 30, 2024, respectively, and was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

Total share-based compensation expense for share options granted was $7.3 million and $14.8 million for the three and six months ended June 30, 2024, respectively, and was $6.8 million and $14.2 million for the three and six months ended June 30, 2023, respectively. Expense for non-employee consultants for the three and six months ended June 30, 2024 and 2023 was immaterial.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.5%	3.6%	4.0%	3.8%
Expected volatility	76.0%	83.7%	77.8%	83.6%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.0	6.1	6.1	6.1

As of June 30, 2024, total unrecognized compensation expense related to the unvested employee and director share options was $63.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2023	326,848	$37.40
Granted	608,996	18.19
Vested and settled	(90,936)	36.09
Vested and deferred(1)	(21,000)	18.07
Forfeited	(4,704)	18.07
Unvested outstanding at June 30, 2024	819,204	23.87
Vested but subject to deferred settlement at June 30, 2024(1)	21,000	18.07
Outstanding at June 30, 2024	840,204	$23.73
(1)	The Company granted certain RSUs to the Company’s non-employee directors which provided for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three and six months ended June 30, 2024 was $0.8 million and $2.3 million, respectively, and for the three and six months ended June 30, 2023, was $0.5 million and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $1.9 million and $3.7 million for the three and six months ended June 30, 2024, respectively, and was $1.4 million and $3.0 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $17.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

9. Significant agreements

For the three and six months ended June 30, 2024 and 2023, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”) and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2024	2023	2024	2023
Collaboration revenues
Bayer	$844	$—	$1,662	$—
Novartis	3,778	—	5,025	—
Ionis	3,027	2,557	8,881	5,341
Genentech	1,712	7,636	13,323	9,748
AstraZeneca	—	1,204	—	1,204
Total collaboration revenues	$9,361	$11,397	$28,891	$16,293

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

On a target-by-target basis for the up to three targets, if Bayer elects to progress one or more candidate compounds into further development, Bayer will be required to pay a candidate selection fee for the first such compound progressed by Bayer directed to such target that incorporates a radionuclide, and for the first such compound directed to such target that does not incorporate a radionuclide (and for which Bayer has not paid the one-time option fee payment for non-radiopharmaceutical compounds), ranging from high single-digit millions to the mid single-digit millions. Upon declaring a candidate, Bayer will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, if Bayer successfully conducts clinical development and achieves regulatory approval for compounds arising from the collaboration directed to such target in two indications, Bayer will be required to pay to the Company development and regulatory/first commercial sale milestones of up to £178.3 million for the first product directed to the applicable target to achieve such milestones (whether radiopharmaceutical or non-radiopharmaceutical), or £534.9 million across all three potential target programs. In addition, if Bayer successfully commercializes products arising from the collaboration, Bayer will be required to pay to the Company, on a product-by-product basis, tiered royalties on net sales of products by Bayer, its affiliates or sublicensees at percentages ranging from the mid single-digits to the very low double-digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor. If Bayer commercializes diagnostic products directed to a target, royalties will be payable on such diagnostic products at a specified reduced percentage of the rates for therapeutic products. Royalties will be payable under the Bayer Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product, until the latest of (a) the expiration of the last valid claim of certain patents licensed by the Company to Bayer, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country. On a target-by-target basis, Bayer will also owe the Company tiered sales milestones based on the achievement of specified levels of net sales of therapeutic products directed to such target totaling up to £194.5 million in the aggregate per target, or £583.5 million across all three potential target programs, and on diagnostic products directed to such target at a low double-digit percentage of the therapeutic product milestones.

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

During the three and six months ended June 30, 2024, the Company recognized revenue of $0.8 million and $1.7 million, respectively, in connection with the Bayer Collaboration Agreement. The Company did not recognize revenue during the three and six months ended June 30, 2023, respectively, in connection with the Bayer Collaboration Agreement. As of June 30, 2024 and December 31, 2023, the Company recorded deferred revenue of $41.8 million and $43.6 million, respectively, in connection with the Bayer Collaboration Agreement.

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

Novartis paid a nonrefundable upfront payment to the Company of $50.0 million in April 2023. During the research term, upon achievement of a specified discovery milestone for the first target program, Novartis will make a one-time payment to the Company in the low single-digit millions. On a target-by-target basis, if Novartis elects to progress one or more candidate compounds into further development and obtain an exclusive license for commercialization, Novartis will be required to pay a candidate selection fee for the first such Licensed Compound progressed by Novartis that incorporates a radionuclide, and for the first such Licensed Compound that does not incorporate a radionuclide, in each case in the mid-teen millions. Upon declaring a candidate, Novartis will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, Novartis will be required to pay to the Company additional development and regulatory/first commercial sale milestones of up to $210.0 million for each of the first radionuclide product and non-radionuclide product directed to the applicable target upon the achievement of specified milestones, or $840.0 million in the aggregate if Novartis successfully achieves all such milestone events for both a radionuclide and a non-radionuclide product in each of the targets. In addition, the Company is eligible to receive tiered sales milestones based on the achievement of specified levels of net sales of such products totaling up to $200.0 million in the aggregate per product, or $800.0 million in the aggregate if Novartis successfully commercializes both a radionuclide and a non-radionuclide product in each of the target programs. In addition, (i) the Company is eligible to receive, on a therapeutic product-by-therapeutic product basis, tiered royalties on net sales of products by Novartis, its affiliates or sublicensees at percentages ranging from the high single-digits to the very low double-digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor, and (ii) the Company is eligible to receive low single digit royalties on net sales of diagnostic products on a diagnostic product-

by-diagnostic product basis and a low single-digit percentage of sublicensing income on diagnostic products. Royalties will be payable under the Novartis Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product in a country, until the latest of (a) the expiration of the last valid claim of certain patents licensed by Company to Novartis, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country.

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
$50,000

The Company is recognizing revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately three years and the remaining material rights are expected to be exercised or expire within approximately six years from contract execution. During the three months ended June 30, 2024, the Company recognized revenue of $2.5 million upon the expiration of Novartis’ material rights for limited substitution rights for the first and second targets. The research and discovery activities for these targets are ongoing.

During the three and six months ended June 30, 2024, the Company recognized revenue of $3.8 million and $5.0 million, respectively, in connection with the Novartis Collaboration Agreement. The Company did not recognize revenue during the three and six months ended June 30, 2023, respectively, in connection with the Novartis Collaboration Agreement. As of June 30, 2024 and December 31, 2023, the Company recorded deferred revenue of $44.6 million and $50.0 million, respectively, in connection with the Novartis Collaboration Agreement.

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

Ionis Collaboration Agreement

Following the exercise by Ionis of the Ionis Option granted pursuant to the Evaluation and Option Agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party will be responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. The Company will perform research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. For certain research and discovery activities that the Company is responsible for performing, the Company may use the assistance of a contract research organization (“CRO”). The Company has retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

Under the Ionis Collaboration Agreement, Ionis made a non-refundable upfront payment of $31.0 million in addition to the $3.0 million already paid under the Option and Evaluation Agreement. Additionally, Ionis is obligated to reimburse the Company on a pass-through basis for expenses incurred in connection with research and discovery activities performed by a CRO. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline, it can make up to three separate payments of a mid single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a low single-digit million dollar payment upon acceptance of an investigational new drug application (“IND”) for the first product directed to such collaboration target (provided that Ionis will have a high single-digit million dollar credit to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, the Company is eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. The Company is also entitled to receive tiered royalty payments on net sales at percentages in the low single-digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

In December 2021, the Company and Ionis entered into an amendment to the Ionis Collaboration Agreement (the “Ionis Amendment”). Ionis paid the Company $1.6 million and the Company agreed to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. The Company performed the additional research services for an initial six-month period, which was extended in August 2022 for an additional three months, in exchange for consideration of $0.8 million. In October 2022, Ionis exercised an option it had for the Company to perform additional research services for an additional six months in exchange for the remaining consideration of $0.8 million. In April 2023, the Company and Ionis entered into the third amendment to the Ionis Collaboration Agreement (the “Third Ionis Amendment”). Ionis paid the Company $0.8 million and the Company agreed to perform additional research services to continue to evaluate and optimize the new product candidates that target the TfR1 receptor. The Company performed the additional research services for a period of one year in exchange for consideration of $0.8 million.

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

The Company is recognizing revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and external costs incurred to date as a percentage of total full-time equivalent effort and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the combined licenses and research and discovery performance obligation will be satisfied over a period of three years and anticipates the material rights may be exercisable or may expire after approximately four years from contract execution. As of June 30, 2024, the combined licenses and research and discovery performance obligation was substantially complete.

The Company concluded that the Ionis Amendment will be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company recognized the $0.8 million associated with the services in the initial six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. As the option to perform additional research services for an additional six months does not contain a material right, the Company accounted for Ionis’ exercise of the option in October 2022 as a separate contract. The Company recognized the $0.8 million associated with the services for the additional six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The Company concluded that the Third Ionis Amendment will be accounted for as a contract modification to the separate contract under the Ionis Amendment, as the services are not distinct from the services provided under the Ionis Amendment. The Company recognized the $0.8 million associated with the services for the additional one-year period as revenue as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

For the three and six months ended June 30, 2024, the Company recognized revenue of $3.0 million and $8.9 million, respectively, and for the three and six months ended June 30, 2023, the Company recognized revenue of $2.6 million and $5.3 million, respectively. As of June 30, 2024, and December 31, 2023, the Company recorded deferred revenue of $3.6 million and $12.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendments, and Ionis Evaluation and Option Agreement.

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

Under the terms of the Genentech Collaboration Agreement, the Company received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycle molecules as a targeting element for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech also had the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”) as additional Genentech Collaboration Programs, which may also include an additional Targeting Arm for each Expansion Option. Genentech exercised the Expansion Options in October 2021 and June 2022, respectively. Genentech paid to the Company an expansion fee of $10.0 million for each Expansion Option. The Genentech Collaboration Agreement included rights, under certain limited circumstances, for Genentech to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

If Genentech elects for the Company to perform discovery and optimization services for certain Targeting Arms, the Company will be entitled to receive an additional advance payment for the additional research services. Genentech exercised its right to select a Targeting Arm for one of the initial Genentech Collaboration Programs at the inception of the arrangement, and for the first Expansion Option in October 2021, which entitled the Company to additional payments of $1.0 million each. If a Targeting Arm achieves specified criteria in accordance with the research plan, Genentech will be required to pay a further specified amount in the low single-digit millions for each such Targeting Arm as consideration for the additional services to be provided.

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

After the Company performs the initial discovery and optimization activities in accordance with an agreed research plan and achieves specified criteria, Genentech will have the option to have the Company perform initial pre-clinical development and optimization activities in exchange for an additional specified milestone payment in the mid single-digit millions for each Genentech Collaboration Program (the “LSR Go Option”). Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech will have the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program in exchange for an additional specified payment in the mid to high single-digit millions for each of the initial two Genentech Collaboration Programs and each of the two Expansion Option Genentech Collaboration Programs (the “Dev Go Option”).

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

In January 2024, the JRC reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the three months ended March 31, 2024, including $7.5 million related to the expiration of remaining material rights. As of June 30, 2024, Genentech Collaboration Programs #1 and #4 remain ongoing.

During the three and six months ended June 30, 2024, the Company recognized revenue of $1.7 million and $13.3 million, respectively, and during the three and six months ended June 30, 2023, the Company recognized revenue of $7.6 million and $9.7 million, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded $15.6 million and $29.1 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

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

Upon the execution of the Additional Four Target Option, the Company identified the following five performance obligations: (i) Research license and the related research and development services during the Bicycle Research Term for the third target (the “Target Three Research License and Related Services”); (ii) Material right associated with the development and exploitation license option for the third target (“Target Three Material Right”); (iii) Material right associated with the research services option, including the underlying development and exploitation license option for the fourth target (“Target Four Material Right”); (iv) Material right associated with the research services option, including the underlying development and exploitation license option for the fifth target (“Target Five Material Right”); and (v) Material right associated with the research services option, including the underlying development and exploitation license option for the sixth target (“Target Six Material Right”). The total transaction price was initially determined to be $5.7 million, consisting of the $5.0 million option exercise fee and research and development funding of an estimated $0.7 million. The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. In June 2019, the transaction price was increased to $6.3 million for additional research and development funding received.

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

No revenue was recognized during the three and six months ended June 30, 2024, in connection with the AstraZeneca Collaboration Agreement. For the three and six months ended June 30, 2023, the Company recognized revenue of $1.2 million and $1.2 million, respectively, in connection with the AstraZeneca Collaboration Agreement. The Company recorded zero deferred revenue in connection with the AstraZeneca Collaboration Agreement at each of June 30, 2024 and December 31, 2023.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	June 30,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$143	$(1,662)	$(297)	$41,802
Novartis collaboration deferred revenue	50,008	—	(5,025)	(342)	44,641
Ionis collaboration deferred revenue	12,464	90	(8,881)	(97)	3,576
Genentech collaboration deferred revenue	29,104	—	(13,323)	(187)	15,594
Total deferred revenue	$135,194	$233	$(28,891)	$(923)	$105,613

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$(1,160)	$(222)	$43,618
Novartis collaboration deferred revenue	—	50,000	(1,909)	1,917	50,008
Ionis collaboration deferred revenue	21,489	960	(10,734)	749	12,464
Genentech collaboration deferred revenue	39,308	—	(11,969)	1,765	29,104
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,960	$(26,976)	$4,337	$135,194

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at June 30, 2024 or December 31, 2023.

As of June 30, 2024, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $32.2 million, $30.5 million, $3.6 million, and $13.6 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and six months ended June 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$6,819	$3,927	$18,450	$8,823
Revenue recognized based on expiration of material rights	2,542	7,470	10,576	7,470
Revenue recognized based on changes in transaction price	—	—	(135)	—
Total	$9,361	$11,397	$28,891	$16,293

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments in the Cancer Research UK Agreement are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $4.4 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expense in the condensed consolidated statements of operations and comprehensive loss.

BT7401

In December 2019, the Company entered into a clinical trial and license agreement with Cancer Research Technology Limited and Cancer Research UK. Pursuant to the agreement, Cancer Research UK’s Centre for Drug Development will fund and sponsor development of BT7401, a multivalent Bicycle CD137 agonist, from current preclinical studies through the completion of a Phase IIa trial in patients with advanced solid tumors. The Company retains the right to continue the development of BT7401 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company has the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six-digit dollar amount. If such license is not acquired, or if it is acquired and the license is terminated and the Company decides to abandon development of all products that contain BT7401 or all the pharmaceutically active parts of BT7401, CRTL may elect to receive an exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company will receive tiered royalties of 55% to 80% of the net revenue depending on the stage of development when the license is granted) less certain costs, as defined by the agreement. The BT7401 Cancer Research UK agreement contains additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash, with an aggregate total value of up to $60.3 million for each licensed product, as well as royalty payments based on a single digit percentage on net sales of products developed, and sublicense royalties to the Cancer Research UK in the low double-digit percentage of sublicense income depending on the stage of development when the license is granted.

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments under the agreement are based solely on the results of the research and development having future economic benefit and the transfer of financial risk is substantive and genuine, and as such there was no accounting impact for the three and six months ended June 30, 2024.

10. Income taxes

During the three months ended June 30, 2024, the Company recorded an income tax provision of $0.1 million and during the six months ended June 30, 2024, the Company recorded an income tax benefit of $0.2 million. During the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $0.5 million and $1.1 million, respectively. The Company is subject to corporate taxation in the United Kingdom. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The benefit from income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets benefitted in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company’s income tax provision recognized during the three months ended June 30, 2024 is due to timing differences associated with discrete items related to share option exercises. The Company's income tax benefit recognized during the six months ended June 30, 2024 and the three and six months ended June 30, 2023 is mainly the result of deferred tax assets benefitted in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom as of June 30, 2024 and December 31, 2023. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States.

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

11. Commitments and contingencies

Operating Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years, which, subject to certain conditions, may be extended for an additional two years at the Company’s option. The Company concluded that the lease term is three years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will be extended. The annual rent is approximately $2.1 million in the first year of the lease and increases annually with the last year of the lease having annual rent of approximately $2.3 million. The annual rent is payable monthly in advance following a two-month rent-free period. In connection with the lease agreement, the Company has delivered to the landlord a security deposit in the form of a letter of credit of approximately $0.5 million. The Company recorded a right-of-use asset and lease liability of approximately $5.8 million, respectively, at the lease commencement date, based on the present value of future lease payments, discounted at 9.0%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term.

On December 6, 2021, the Company entered into a lease of new office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six-month period of free rent. There was no deposit paid in conjunction with the lease. The Company recorded a right-of-use asset of approximately $11.6 million and a lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term.

In October 2017, the Company entered into a lease agreement for office and laboratory space in Building 900, Babraham Research Campus, Cambridge, U.K., which was renewed in December 2021 for five years through December 2026. The annual rent for the lease was approximately $0.6 million. Service charges were also payable based on floor area and are estimated to be approximately $0.2 million per year. In April 2023, the Company entered into a deed of surrender related to the lease, pursuant to which the lease was terminated effective immediately. As a result of the deed, the Company derecognized the lease liability and right-of-use asset associated with the lease. The Company also paid termination-related fees of $0.3 million in connection with the deed, which were recorded as a loss on lease termination during the second quarter of 2023.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million. The deposit is recorded in other assets in the condensed consolidated balance sheets. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027 which successive period was not included in the original lease term. The Company accounted for the lease extension as a modification of the existing lease and remeasured the right-of-use asset and lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate, over the new lease term. In May 2022, the lease was extended. The payments for the extended lease are approximately $0.2 million remaining through December 31, 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$1,338	$1,367	$2,679	$2,693
Variable lease cost	563	803	1,344	1,451
Total lease cost	$1,901	$2,170	$4,023	$4,144

The weighted average remaining operating lease term was 2.4 years and 3.4 years as of June 30, 2024 and 2023, respectively, and the weighted average operating lease discount rate was 7.9% and 7.6% as of June 30, 2024 and 2023, respectively.

The following table summarizes the maturities of the Company’s lease liabilities as of June 30, 2024 (in thousands):

Year Ending December 31,	Operating Leases
2024	$2,878
2025	5,839
2026	3,340
2027	821
Present value adjustment	(1,050)
Total lease liabilities	11,828
Less: current lease liabilities	(5,098)
Long term lease liabilities	$6,730

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

The Company’s arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, the Company has entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of June 30, 2024. As of June 30, 2024, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024, and December 31, 2023.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(39,812)	$(42,603)	$(66,375)	$(81,667)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	51,992,034	30,191,693	47,276,062	30,097,234
Net loss per share, basic and diluted	$(0.77)	$(1.41)	$(1.40)	$(2.71)

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

	June 30,
	2024	2023
Restricted share units	840,204	402,970
Options to purchase ordinary shares	8,824,305	7,306,927
	9,664,509	7,709,897

13. Related party transactions

Consulting Agreement with Stone Sunny Isles, Inc.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $47,000 and $0.1 million during the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2023, respectively.

Related Party Participation in Private Placement

The Investors in the Private Placement included certain entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”), an entity which may be deemed a beneficial owner of greater than 10% of the Company’s voting securities. Felix J. Baker, one of the Company’s directors, is a managing member of Baker Bros. Advisors (GP) LLC, the sole general partner of Baker Bros. Advisors LP. In the Private Placement, the Baker Entities purchased an aggregate of 17,114,846 non-voting ordinary shares, nominal value £0.01 per share, for an aggregate purchase price of $366.6 million. The Private Placement was approved in accordance with the Company’s related person transaction policy by the Company’s Related Parties Committee. See Note 11. “Commitments and contingencies” for additional information on indemnities provided to certain investors.

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2024	2023
United States	$6,226	$7,486
United Kingdom	16,294	20,198
	$22,520	$27,684

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

15. Subsequent events

Loan Agreement Repayment

On July 9, 2024, the Company repaid in its entirety and voluntarily terminated the Loan Agreement with Hercules. The Company elected to repay all amounts outstanding, including accrued and unpaid interest, the End of Term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million.

2024 Inducement Plan

On July 24, 2024, the Company’s board of directors approved the Company’s 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan allows for the granting of nonqualified share options, restricted share units, and other equity awards under the 2024 Inducement Plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, an inducement material to such persons entering into employment with the Company. The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan.

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

Overview

We are a clinical-stage pharmaceutical company developing a novel class of medicines, which we refer to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycle molecules attractive candidates for drug development. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycle molecules allows targets to be drugged that have historically been intractable to non-biological approaches. Bicycle molecules are excreted by the kidney rather than the liver and have shown no signs of immunogenicity to date, qualities which we believe explain the molecules’ favorable toxicological profile.

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

Our product candidates zelenectide pevedotin, previously called BT8009, BT5528, and BT1718, are each a Bicycle Toxin Conjugate, or BTC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial. In addition, BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. In addition, our other product candidates, BT7480 and BT7455, are each a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial, and we are conducting IND-enabling studies for BT7455, an EphA2/CD137 Bicycle TICA molecule. Our discovery pipeline in oncology includes next-generation BTC molecules and Bicycle radionuclide conjugates, or BRCTM molecules.

In January 2023, we announced that the FDA granted Fast Track Designation, or FTD, to our zelenectide pevedotin monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer. FTD is intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition. In February 2023, we presented results from the completed dose escalation portion of the Phase I/II clinical trial of zelenectide pevedotin and in December 2023, we provided clinical updates for various cohorts of the Phase I/II clinical trial. Enrollment in the Phase I/II clinical trial remains ongoing. Additionally, in September 2023, we announced our alignment with the FDA on the design of a Phase II/III registrational trial for zelenectide pevedotin, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. The Duravelo-2 clinical trial is now active and commenced recruiting patients in the first quarter of 2024. In October 2023, we also announced that zelenectide pevedotin has been selected to participate in the Chemistry, Manufacturing and Controls , or CMC, Development and Readiness Pilot Program recently launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

In September 2022, we announced Phase I dose escalation top-line results from our Phase I/II trial of BT5528 and that we were advancing in ongoing expansion cohorts in urothelial and ovarian cancers, as well as in a basket cohort that includes head and neck, non-small cell lung, gastroesophageal and triple negative breast cancers. In December 2023, we provided clinical updates for the ongoing Phase I/II clinical trial enrolling patients with various solid tumors. In May 2024, we announced that the FDA granted FTD to BT5528 for the treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer.

In November 2021, we announced that we had dosed the first patient in the Phase I/II clinical trial of BT7480 and in December 2023 we provided clinical updates for the ongoing Phase I/II multi-center, open-label trial which will evaluate BT7480 administered once weekly.

In August 2024, we focused our research and development pipeline on clinical programs and research areas that we believe have the highest potential to maximize value creation. Moving forward, we will prioritize the clinical development of BTC molecules in multiple tumor types; focus near-term research efforts on advancing our BRC pipeline and the discovery of next-generation BTC molecules; and, except for BT7480, explore innovative ways to continue development of our immuno-oncology portfolio, including Bicycle TICA molecules, through collaboration.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates zelenectide pevedotin, BT5528, BT1718, BT7480, BT7455 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares representing ordinary shares, or ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc, or Ionis, Genentech Inc., or Genentech, the Dementia Discovery Fund, or DDF, AstraZeneca AB, or AstraZeneca and Oxurion NV, or Oxurion; and borrowings pursuant to our loan and security agreement, or Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through June 30, 2024, we have received gross proceeds of $1.4 billion from the sale of ordinary shares, ADSs, non-voting ordinary shares, and convertible preferred shares; and $233.2 million of cash payments under our collaboration arrangements, including $45.0 million from Bayer, $50.0 million from Novartis, $47.6 million from Ionis, and $56.0 million from Genentech; and borrowings of $30.0 million pursuant to our Loan Agreement with Hercules. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $39.8 million and $66.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $578.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into later-stage clinical trials and continue preclinical activities and clinical trials for our pipeline programs and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of zelenectide pevedotin, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of June 30, 2024, we had cash and cash equivalents of $961.4 million. We believe that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expenses. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including zelenectide pevedotin, BT5528, BT7480 and BT1718; (ii) initiate clinical trials for our product candidates, including BT7455; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	completing research and preclinical and clinical development of our product candidates, including conducting future clinical trials of zelenectide pevedotin, BT5528, BT7480 and BT1718;
●	progressing the preclinical and clinical development of BT7455 and BT7401;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;

●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, the European Medicines Agency, or EMA, or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the current EU pharmaceutical legislation. If adopted in the form proposed, the European Commission proposals may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Interest Expense

Interest expense consists primarily of interest expense for financing arrangements. As of June 30, 2024, we have borrowings of $30.0 million outstanding pursuant to our Loan Agreement with Hercules. Our Loan Agreement with Hercules was repaid in its entirety on July 9, 2024. See Note 15. “Subsequent events” of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Collaboration revenues	$9,361	$11,397	$(2,036)
Operating expenses:
Research and development	40,059	39,720	339
General and administrative	15,949	14,788	1,161
Total operating expenses	56,008	54,508	1,500
Loss from operations	(46,647)	(43,111)	(3,536)
Other income (expense):
Interest income	7,774	812	6,962
Interest expense	(824)	(821)	(3)
Total other income (expense), net	6,950	(9)	6,959
Net loss before income tax provision	(39,697)	(43,120)	3,423
Provision for (benefit from) income taxes	115	(517)	632
Net loss	$(39,812)	$(42,603)	$2,791

Collaboration Revenues

Collaboration revenues decreased by $2.0 million in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to decreases of $5.9 million and $1.2 million from our collaborations with Genentech and AstraZeneca, respectively, related to the one-time recognition of revenue during the three months ended June 30, 2023 associated with the expiration of material rights. These decreases were offset primarily by increases of $3.8 million from our collaboration with Novartis entered into in March 2023 and $0.8 million from our collaboration with Bayer entered into in May 2023.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$15,577	$10,096	$5,481
BT5528 (EphA2)	2,447	2,335	112
BT1718 (MT1)	85	154	(69)
Bicycle tumor-targeted immune cell agonists	2,089	6,234	(4,145)
Discovery, platform and other expense	6,994	8,989	(1,995)
Employee and contractor related expenses	13,818	11,369	2,449
Share-based compensation	4,599	3,988	611
Facility expenses	1,759	2,577	(818)
Research and development incentives and government grants	(7,309)	(6,022)	(1,287)
Total research and development expenses	$40,059	$39,720	$339

Research and development expenses increased by $0.3 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to an increase of $5.5 million in clinical program expenses for zelenectide pevedotin due to the ongoing Phase II expansion portion of the Phase I/II clinical trial as well as the ongoing Phase II/III registrational trial which commenced recruiting patients in the first quarter of 2024 and an increase of $2.4 million in employee and contractor related expenses attributable to increased headcount. These increases were offset by decreases of $4.1 million in Bicycle TICA program development expenses due to the timing of clinical program activities, $2.0 million in discovery, platform and other expenses and $1.3 million of incremental U.K. research and development tax incentives primarily associated with the impact of U.K. R&D tax credit reimbursement rate changes enacted in February 2024.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through June 30, 2024, we have incurred approximately $107.3 million, $43.8 million, and $15.6 million of direct external expenses for the development of zelenectide pevedotin, BT5528, and BT1718, respectively, since their candidate nominations, and an aggregate of $46.1 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change

	(in thousands)
Personnel-related costs	$5,525	$4,374	$1,151
Professional and consulting fees	3,944	4,060	(116)
Other general and administration costs	1,916	2,539	(623)
Share-based compensation	4,665	4,205	460
Effect of foreign exchange rates	(101)	(390)	289
Total general and administrative expenses	$15,949	$14,788	$1,161

General and administrative expenses increased by $1.2 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is primarily due to an increase of $1.2 million in personnel-related costs as a result of increased headcount.

Other Income (Expense), net

Other income (expense), net increased by $7.0 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, which was due to an increase in interest income related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Collaboration revenues	$28,891	$16,293	$12,598
Operating expenses:
Research and development	74,923	71,931	2,992
General and administrative	32,331	29,276	3,055
Total operating expenses	107,254	101,207	6,047
Loss from operations	(78,363)	(84,914)	6,551
Other income (expense):
Interest income	13,398	3,741	9,657
Interest expense	(1,645)	(1,629)	(16)
Total other income (expense), net	11,753	2,112	9,641
Net loss before income tax provision	(66,610)	(82,802)	16,192
Provision for (benefit from) income taxes	(235)	(1,135)	900
Net loss	$(66,375)	$(81,667)	$15,292

Collaboration Revenues

Collaboration revenues increased by $12.6 million in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to increases of $5.0 million from our collaboration with Novartis entered into in March 2023, $3.6 million from our collaboration with Genentech which was primarily due to revenue recognized upon the Genentech joint research committee’s decision to discontinue research activities for Collaboration Program #3 during the six months ended June 30, 2024 and the resulting expiration of options that are material rights, $3.5 million from our collaboration with Ionis primarily due to a change in the estimated expected external costs used to measure proportional performance, and $1.7 million from our collaboration with Bayer entered into in May 2023. These increases were offset by a decrease in revenue recognized of $1.2 million from our collaboration with AstraZeneca due to the termination of collaboration activities related to the fourth target and recognition of remaining deferred revenue during the six months ended June 30, 2023.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$33,320	$15,465	$17,855
BT5528 (EphA2)	4,217	5,528	(1,311)
BT1718 (MT1)	150	314	(164)
Bicycle tumor-targeted immune cell agonists	4,674	11,111	(6,437)
Discovery, platform and other expense	14,811	17,194	(2,383)
Employee and contractor related expenses	27,598	22,162	5,436
Share-based compensation	9,130	8,584	546
Facility expenses	3,677	4,764	(1,087)
Research and development incentives and government grants	(22,654)	(13,191)	(9,463)
Total research and development expenses	$74,923	$71,931	$2,992

Research and development expenses increased by $3.0 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to an increase of $17.9 million in clinical program expenses for zelenectide pevedotin due to the ongoing Phase II expansion portion of the Phase I/II clinical trial as well as the ongoing Phase II/III registrational trial which commenced recruiting patients in the first quarter of 2024 and an increase of $5.4 million in employee and contractor related expenses attributable to increased headcount. These increases were offset by decreases of $6.4 million in Bicycle TICA program development expenses due to the timing of clinical program activities, $2.4 million in discovery, platform and other expenses, $1.3 million in BT5528 clinical program expenses, $1.1 million in facility expenses and $9.5 million of incremental U.K. research and development tax incentives primarily associated with the impact of U.K. R&D tax credit reimbursement rate changes enacted in February 2024, retroactively applied to April 1, 2023.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change

	(in thousands)
Personnel-related costs	$11,241	$8,516	$2,725
Professional and consulting fees	7,914	7,192	722
Other general and administration costs	3,932	4,854	(922)
Share-based compensation	9,416	8,651	765
Effect of foreign exchange rates	(172)	63	(235)
Total general and administrative expenses	$32,331	$29,276	$3,055

General and administrative expenses increased by $3.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is primarily due to an increase of $2.7 million in personnel-related costs as a result of increased headcount.

Other Income (Expense), net

Other income (expense), net increased by $9.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was due to an increase in interest income related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period.

Liquidity and Capital Resources

Liquidity

From our inception through June 30, 2024, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

On May 23, 2024, we entered into a securities purchase agreement, or the Purchase Agreement, with purchasers named therein. Pursuant to the Purchase Agreement, we sold 6,764,705 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, and 19,169,001 non-voting ordinary shares, nominal value £0.01 per share, each at a purchase price equal to $21.42 per share, or the Private Placement. We completed the Private Placement on May 28, 2024. The transaction resulted in gross proceeds to us of $555.5 million, and after deducting commissions and offering expenses of $11.4 million, net proceeds to us of $544.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(115,496)	$(12,315)
Net cash used in investing activities	(432)	(2,376)
Net cash provided by financing activities	551,477	15,010
Effect of exchange rate changes on cash	(608)	960
Net increase in cash, cash equivalents and restricted cash	$434,941	$1,279

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $115.5 million as compared to $12.3 million for the six months ended June 30, 2023. The increase in cash used in operations of $103.2 million is primarily due to the timing of cash receipts in the prior year, including the $50.0 million upfront payment received pursuant to our collaboration agreement with Novartis as well as the receipt of the research and development incentive receivable of $19.2 million during the six months ended June 30, 2023. In addition, during the six months ended June 30, 2024, we have incurred higher cash payments associated with ongoing development activities, including the initiation of our Phase II/III Duravelo-2 registrational trial for zelenectide pevedotin.

Investing Activities

During the six months ended June 30, 2024 and 2023, we used $0.4 million and $2.4 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $551.5 million, primarily consisting of net proceeds of $545.1 million from the Private Placement and $6.4 million from the exercise of share options.

During the six months ended June 30, 2023, net cash provided by financing activities was $15.0 million, primarily consisting of net proceeds from our ATM program.

At-the-Market Program

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to its ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs. No ADSs were issued or sold pursuant to the Sales Agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company issued and sold 520,000 and 620,000 ADSs, respectively, under the Sales Agreement for gross proceeds of $12.5 million and $15.3 million, respectively, resulting in net proceeds of $12.1 million and $14.8 million, respectively, after deducting sales commissions and offering expenses of $0.4 million and $0.5 million, respectively.

Loan Agreement with Hercules

As of June 30, 2024, our Loan Agreement, as amended from time to time, with Hercules as agent, consisted of (i) outstanding term loans of $30.0 million and (ii) subject customary conditions, additional term loans of up to an aggregate of $45.0 million, which had not yet been drawn. Borrowings under the Loan Agreement bear interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%. On July 9, 2024, we repaid in its entirety and voluntarily terminated the Loan Agreement. We elected to repay all amounts outstanding, including accrued and unpaid interest, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million. In connection with the Loan Agreement, we granted Hercules a security interest in substantially all of our personal property and other assets, other than our intellectual property and, upon the termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released. The Loan Agreement also included customary affirmative and restrictive covenants and representations and warranties and events of default, as more fully set forth in the Loan Agreement. For additional information on the Loan Agreement, see Note 6. “Debt” and Note 15. “Subsequent events” of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of zelenectide pevedotin, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7455 and BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;

●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

The following table summarizes our material contractual obligations as of June 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 6. “Debt,” Note 11. “Commitments and contingencies” and Note 15. “Subsequent events” of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$12,878	$5,796	$6,672	$410
Debt obligations(2)	34,138	24,985	9,153	—
Total	$47,016	$30,781	$15,825	$410
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S.A. under operating leases with lease terms through March 2026 and December 2027.

(2)	Amounts in table reflect the contractually required principal, interest, and the final payments under the Loan Agreement with Hercules as of June 30, 2024. On July 9, 2024, we repaid in its entirety and voluntarily terminated the Loan Agreement. We elected to repay all amounts outstanding, including accrued and unpaid interest, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million.

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

Our arrangements with Cancer Research UK provide for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have entered into separate agreements with other third parties which provide for various future milestone payments by us upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. We have not included future payments under these agreements in the table of contractual obligations above since these obligations are contingent upon future events. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving these milestones.

As of June 30, 2024, we had cash and cash equivalents of $961.4 million. We expect that our existing cash will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2024, we had cash and cash equivalents of $961.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been placed in interest-bearing savings accounts and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. We recorded a foreign exchange gain of $0.4 million for the three months ended June 30, 2023 and a foreign exchange loss of $0.1 million for the six months ended June 30, 2023, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Toxin Conjugate, or BTC®, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $66.4 million and $81.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $578.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our business commenced operations in 2009. Our operations to date have been limited to financing and staffing our company, developing our technology, conducting preclinical research and early-stage clinical trials for our product candidates and pursuing strategic collaborations to advance our product candidates. We have not yet demonstrated an ability to successfully conduct late-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, any current or prospective holder of our ADSs or ordinary shares should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage pharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We believe that our existing cash and cash equivalents of $961.4 million as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Within our BTC programs, we are evaluating zelenectide pevedotin, previously called BT8009, a BTC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies and an ongoing Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression. In addition, BT1718, a BTC molecule designed to target tumors that express MT1-MMP, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Upon the completion of the Phase I/IIa clinical trial for BT1718, we have the right to obtain a license to the results of the clinical trial from Cancer Research UK upon the payment of a milestone, in cash and ordinary shares with a combined value in a mid six-digit dollar amount. If we do not exercise our right to obtain a license to the results of the clinical trial or we fail to obtain a license, our ability to continue development of BT1718 would be negatively impacted. We are also evaluating BT7480, which is a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTC molecules or Bicycle TICA molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the EMA, in Europe or similar regulatory authorities will approve our BTC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

In addition, clinical testing of zelenectide pevedotin, BT5528, BT7480 and BT1718 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of zelenectide pevedotin, BT5528 and BT7480 are ongoing and BT1718 is being investigated in a Phase I/IIa trial conducted by Cancer Research UK, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we have aligned with the FDA on the design of a Phase II/III registrational trial for zelenectide pevedotin, called Duravelo-2, which is now active and recruiting patients, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Four of our product candidates are currently undergoing safety testing in the form of Phase I/IIa, Phase I/II or Phase II/III clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that zelenectide pevedotin, BT5528, BT7480, BT1718 or any other of our product candidates are safe in humans.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of zelenectide pevedotin, BT5528, BT7480, BT1718 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as biotechnology companies are developing programs for the targets that we are exploring for our BTC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Corbus Pharmaceutical Holdings, Inc. and Mabwell Therapeutics, Inc. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

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

Smaller and other early-stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the pharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

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

The FDA may not accept for review or approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Three-year exclusivity is given to a non-NCE drug if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the NDA. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

As a company with operations in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;

●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including, without limitation, restrictive regulations such as the EU GDPR and UK GDPR governing the use, processing, and cross-border transfer of personal data;

●	changes in non-U.S. regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment, including the implications of Brexit and the upcoming presidential election in the United States;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability increased after Russia invaded Ukraine in February 2022. In response to the invasion, North Atlantic Treaty Organization, or NATO, has deployed additional military forces to Eastern Europe, including to Lithuania, and the United Kingdom, the European Union and the United States implemented certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries or multi-national entities have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, the conflict has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital in the future on favorable terms or at all.

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

Social media is increasingly being used to communicate information about us, our programs and the diseases our therapeutics are being developed to treat. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product or a product candidate, which could result in reporting obligations or other consequences. Further, the accidental or intentional disclosure of non-public information by our workforce or others through media channels could lead to information loss. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us, our products, or our product candidates on any social media platform. The nature of social media prevents us from having real-time control over postings about us on social media. We may not be able to reverse damage to our reputation from negative publicity or adverse information posted on social media platforms or similar mediums. If any of these events were to occur or we otherwise fail to comply with application regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business including quick and irreversible damage to our reputation, brand image and goodwill. Additionally, artificial intelligence, or AI, based platforms are increasingly being used in the pharmaceutical industry. While we have introduced measures to restrict the internal use of public AI platforms, they may be used by our vendors, suppliers and contractors with access to our proprietary and confidential information, including trade secrets. Such use may lead to the release of our proprietary and confidential information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including zelenectide pevedotin, BT5528, and BT1718 use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates, and impair any efforts to transition to replacement manufacturers.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through August 1, 2024, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of August 1, 2024, we had 47,501,359 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on June 30, 2024, the ordinary shares outstanding prior to the re-designation would have approximately 69% of the voting power and the former non-voting ordinary shares would represent approximately 31% of the voting power.

Substantial future sales or issuances of shares of our ordinary shares or ADSs or other equity-related securities could adversely affect the price of our ADSs and dilute shareholders.

Sales of a substantial number of ordinary shares or ADSs, and sales by our management, our directors, their affiliates, or significant shareholders, could occur at any time. In June 2024, we registered for resale 37,656,764 ordinary shares, representing 37,656,764 ADSs that were or may become beneficially owned by selling securityholders, including certain entities affiliated with Baker Bros. Advisors LP, or the Baker Entities. The selling securityholders will determine whether and when these securities are resold in the public market. These shares represent a large number of our ordinary shares, and if sold in the market in transactions that occur at about the same time, such transactions could depress the market of our ADSs and could also affect our ability to raise equity capital through the sale of additional equity or equity-related securities, including non-voting ordinary shares, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. Our registration obligations pursuant to the Registration Rights Agreement with the Baker Entities also cover all shares thereafter acquired by the Baker Entities, for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our ordinary shares or ADSs by the Baker Entities in the future. In addition, ordinary shares subject to outstanding options under our equity incentive plans and the ordinary shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations, which will dilute current holders.

Our existing shareholders have significant control of our management and affairs.

Based on information available to us, the Baker Entities beneficially own approximately 19.9% of our ordinary shares. While our shareholder base and relative holdings may change over time, the Baker Entities hold the largest ownership position in our outstanding ordinary shares and non-voting ordinary shares. In addition, Felix J. Baker, a member of our board of directors, is a managing member of Baker Bros. Advisors (GP) LLC, which is the sole general partner of Baker Bros. Advisors LP. The interests of the Baker Entities and its affiliates may not always coincide with the interests of other shareholders, and any influence exerted over our business and affairs by these entities may not coincide with the wishes of other shareholders.

In addition, our executive officers and directors and holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 44% of our voting power as of August 1, 2024. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Item 6.  Exhibits.

Exhibit Number	Description

3.1*	Articles of Association, dated May 16, 2024.

10.1

Consulting Agreement, dated as of April 17, 2024, by and between Bicycle Therapeutics plc and Veronica Jordan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on April 18, 2024.

10.2

Registration Rights Agreement, dated as of April 18, 2024, by and among Bicycle Therapeutics plc and 667 L.P. and Baker Brothers Life Sciences L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 00138916) filed with the Securities and Exchange Commission on April 18, 2024).

10.3

Securities Purchase Agreement, dated as of May 23, 2024, by and among Bicycle Therapeutics plc and purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on May 23, 2024).

10.4*+	Service Agreement, dated March 18, 2024, by and between BicycleTx Ltd. and Michael Charles Ferguson Hannay.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

*     Filed herewith.

+	Indicates a management contract or compensatory plan

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

BICYCLE THERAPEUTICS PLC

Date: August 6, 2024	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)