Form 10-Q
period 2024-09-30
BICYCLE THERAPEUTICS PLC
filed 2024-10-31
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, the registrant had 47,553,922 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of product candidates in our pipeline programs for our Bicycle® Toxin Conjugate, or BTC® molecules, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules, and Bicycle radionuclide conjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of public health crises and other adverse global economic conditions on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$890,862	$526,423
Prepaid expenses and other current assets	17,350	11,406
Research and development incentives receivable	57,982	24,039
Total current assets	966,194	561,868
Property and equipment, net	11,520	14,515
Operating lease right-of-use assets	9,092	13,169
Other assets	9,940	5,792
Total assets	$996,746	$595,344
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,714	$13,050
Accrued expenses and other current liabilities	39,313	31,509
Deferred revenue, current portion	11,378	24,978
Total current liabilities	56,405	69,537
Long-term debt, net of discount	—	30,698
Operating lease liabilities, net of current portion	5,533	9,382
Deferred revenue, net of current portion	97,813	110,216
Other long‑term liabilities	5,963	4,579
Total liabilities	165,714	224,412
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 155,878,645 and 59,612,613 shares authorized on September 30, 2024 and December 31, 2023, respectively; 69,015,971 and 42,431,766 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	890	550
Additional paid-in capital	1,462,264	883,446
Accumulated other comprehensive loss	(3,185)	(1,304)
Accumulated deficit	(628,937)	(511,760)
Total shareholders’ equity	831,032	370,932
Total liabilities and shareholders’ equity	$996,746	$595,344

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaboration revenues	$2,676	$5,352	$31,567	$21,645
Operating expenses:
Research and development	48,265	39,868	123,188	111,799
General and administrative	18,257	16,281	50,588	45,557
Total operating expenses	66,522	56,149	173,776	157,356
Loss from operations	(63,846)	(50,797)	(142,209)	(135,711)
Other income (expense):
Interest and other income	10,583	3,985	23,981	7,726
Interest expense	(33)	(814)	(1,678)	(2,443)
Loss on extinguishment of debt	(954)	—	(954)	—
Total other income, net	9,596	3,171	21,349	5,283
Net loss before income tax provision	(54,250)	(47,626)	(120,860)	(130,428)
(Benefit from) provision for income taxes	(3,448)	2,272	(3,683)	1,137
Net loss	$(50,802)	$(49,898)	$(117,177)	$(131,565)
Net loss per share, basic and diluted	$(0.74)	$(1.26)	$(2.15)	$(3.95)
Weighted average ordinary shares outstanding, basic and diluted	68,988,858	39,576,467	54,566,490	33,291,701

Comprehensives loss:
Net loss	$(50,802)	$(49,898)	$(117,177)	$(131,565)
Other comprehensive income:
Foreign currency translation adjustment	(2,093)	3,762	(1,881)	2,498
Total comprehensive loss	$(52,895)	$(46,136)	$(119,058)	$(129,067)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,431,766	$550	$883,446	$(1,304)	$(511,760)	$370,932
Issuance of ADSs upon exercise of share options	133,735	2	1,868	—	—	1,870
Issuance of ADSs upon settlement of restricted share units	67,096	1	—	—	—	1
Share-based compensation expense	—	—	9,282	—	—	9,282
Foreign currency translation adjustment	—	—	—	526	—	526
Net loss	—	—	—	—	(26,563)	(26,563)
Balance at March 31, 2024	42,632,597	553	894,596	(778)	(538,323)	356,048
Issuance of ADSs upon exercise of share options	351,099	5	4,495	—	—	4,500
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $11.4 million	25,933,706	331	543,796	—	—	544,127
Issuance of ADSs upon settlement of restricted share units	23,840	—	—	—	—	—
Share-based compensation expense	—	—	9,264	—	—	9,264
Foreign currency translation adjustment	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	(39,812)	(39,812)
Balance at June 30, 2024	68,941,242	889	1,452,151	(1,092)	(578,135)	873,813
Issuance of ADSs upon exercise of share options	50,866	1	911	—	—	912
Issuance of ADSs upon settlement of restricted share units	23,863	—	—	—	—	—
Share-based compensation expense	—	—	9,202	—	—	9,202
Foreign currency translation adjustment	—	—	—	(2,093)	—	(2,093)
Net loss	—	—	—	—	(50,802)	(50,802)
Balance at September 30, 2024	69,015,971	$890	$1,462,264	$(3,185)	$(628,937)	$831,032

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	877	—	1	—	—	1
Issuance of ADSs, net of commissions and offering expenses of $0.1 million	100,000	1	2,715	—	—	2,716
Issuance of ADSs upon settlement of restricted share units	56,988	1	—	—	—	1
Share-based compensation expense	—	—	9,042	—	—	9,042
Foreign currency translation adjustment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(39,064)	(39,064)
Balance at March 31, 2023	30,031,758	389	612,863	71	(370,160)	243,163
Issuance of ADSs upon exercise of share options	12,389	—	165	—	—	165
Issuance of ADSs, net of commissions and offering expenses of $0.4 million	520,000	7	12,120	—	—	12,127
Issuance of ADSs upon settlement of restricted share units	21,793	—	—	—	—	—
Share-based compensation expense	—	—	8,193	—	—	8,193
Foreign currency translation adjustment	—	—	—	(948)	—	(948)
Net loss	—	—	—	—	(42,603)	(42,603)
Balance at June 30, 2023	30,585,940	396	633,341	(877)	(412,763)	220,097
Issuance of ADSs upon exercise of share options	13,296	—	139	—	—	139
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $15.5 million	11,764,706	154	234,338	—	—	234,492
Issuance of ADSs upon settlement of restricted share units	20,857	—	—	—	—	—
Share-based compensation expense	—	—	7,430	—	—	7,430
Foreign currency translation adjustment	—	—	—	3,762	—	3,762
Net loss	—	—	—	—	(49,898)	(49,898)
Balance at September 30, 2023	42,384,799	$550	$875,248	$2,885	$(462,661)	$416,022

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(117,177)	$(131,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	27,748	24,665
Depreciation and amortization	5,470	4,892
Non-cash interest	211	289
Loss on extinguishment of debt	954	—
Deferred income tax (benefit) provision	(4,192)	3,588
Other non-cash charges	1,036	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,482
Research and development incentives receivable	(31,107)	2,192
Prepaid expenses and other assets	(5,244)	(4,615)
Operating lease right‑of‑use assets	3,326	3,116
Accounts payable	(7,593)	3,835
Accrued expenses and other current liabilities	5,952	6,084
Operating lease liabilities	(3,626)	(2,983)
Deferred revenue	(31,275)	74,238
Other long-term liabilities	189	442
Net cash used in operating activities	(155,328)	(13,340)
Cash flows from investing activities:
Purchases of property and equipment	(867)	(2,878)
Net cash used in investing activities	(867)	(2,878)
Cash flows from financing activities:
Payments on debt	(31,863)	—
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	544,127	249,335
Proceeds from the exercise of share options and settlement of restricted share units	7,283	306
Net cash provided by financing activities	519,547	249,641
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,087	57
Net increase in cash, cash equivalents and restricted cash	364,439	233,480
Cash, cash equivalents and restricted cash at beginning of period	526,970	339,154
Cash, cash equivalents and restricted cash at end of period	$891,409	$572,634
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$890,862	$572,086
Restricted cash included in other assets	547	548
Total cash, cash equivalents and restricted cash	$891,409	$572,634
Supplemental disclosure of cash flow information
Cash paid for interest	$1,373	$2,059
Cash paid for income taxes	$792	$664
Cash paid for amounts included in the measurement of operating lease liabilities	$4,333	$4,188
Changes in purchases of property and equipment in accounts payable and accrued expenses	$9	$(1,689)
Non-cash impact to operating lease right-of-use assets and operating lease liabilities	$—	$3,898
Property and equipment obtained under finance leases	$1,102	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating zelenectide pevedotin, previously called BT8009, a Bicycle Toxin Conjugate (a “BTC®” molecule) targeting Nectin-4, in both an ongoing Company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial, called Duravelo-2, BT5528, a BTC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in a Company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in a Company-sponsored Phase I/II clinical trial. In addition, BT1718, a BTC molecule that is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Centre for Drug Development of Cancer Research UK. The Company’s discovery pipeline in oncology includes next-generation BTC molecules and Bicycle radionuclide conjugates (“BRC®” molecules). Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

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

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $890.9 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations primarily with proceeds from the sale of its ordinary shares, American Depositary Shares representing ordinary shares (“ADSs”), including in offerings pursuant to its at-the-market offering (“ATM”) program, and non-voting ordinary shares, as well as proceeds received from its collaboration arrangements (Note 9) and borrowings from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6).

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

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to its ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, ADSs. No ADSs were issued or sold pursuant to the Sales Agreement during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company issued and sold 941,176 and 1,561,176 ADSs, respectively, under the Sales Agreement for gross proceeds of $20.0 million and $35.3 million, respectively, resulting in net proceeds of $19.4 million and $34.2 million, respectively, after deducting sales commissions and offering expenses of $0.6 million and $1.1 million, respectively.

The Company has incurred recurring losses since inception, including net losses of $50.8 million and $117.2 million for the three and nine months ended September 30, 2024, respectively, and $49.9 million and $131.6 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $628.9 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the United Kingdom, receives reimbursements of certain research and development expenditures as part of a United Kingdom government’s research and development tax reliefs program. Under the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred by the Company’s subsidiaries in the United Kingdom for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime included in Finance Act 2024, which was enacted in February 2024, increased the cash rebate that may be claimed to 26.97% of qualifying expenditure, retroactively applied to qualifying expenditures incurred after April 1, 2023, if the Company qualifies as “R&D intensive” for an accounting period (broadly, a loss making SME whose relevant R&D expenditure represents, for accounting periods beginning on or after April 1, 2023, 40%, or, for accounting periods beginning on or after April 1, 2024, 30%, of its total expenditure for that accounting period).

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $8.5 million and $31.1 million during the three and nine months ended September 30, 2024, respectively, including the impact of an increase to U.K. R&D tax credit reimbursement rates enacted with Finance Act 2024 retroactively applied to qualifying expenditures incurred after April 1, 2023. The Company recorded a reduction to research and development expenses of $5.0 million and $17.6 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had research and development incentives receivable of $58.0 million. In October 2024, the Company received $31.7 million of research and development incentives related to relevant expenditures incurred in the year ended December 31, 2023.

Recently adopted accounting pronouncements

There have been no recently adopted accounting pronouncements during the three or nine months ended September 30, 2024 that are of significance or potential significance to the Company.

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

The carrying values of cash, cash equivalents and restricted cash, accounts receivable, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of December 31, 2023, the carrying value of debt approximates its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2024, the Company had cash equivalents of $673.0 million, consisting of money market funds which are considered Level 1 assets. As of December 31, 2023, the Company had cash equivalents of $72.3 million, consisting of $22.1 million of money market funds and $50.2 million of 30-day term deposits which are considered Level 1 assets. As of September 30, 2024, and December 31, 2023, there were no other assets or liabilities measured at fair value on a recurring basis.

As of September 30, 2024 and December 31, 2023, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$16,593	$15,554
Leasehold improvements	11,568	11,000
Finance lease right-of-use assets	1,102	—
Computer equipment and software	620	532
Furniture and office equipment	1,372	822
	31,255	27,908
Less: Accumulated depreciation and amortization	(19,735)	(13,393)
	$11,520	$14,515

Depreciation and amortization expense was $2.2 million and $5.5 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $4.9 million for the three and nine months ended September 30, 2023, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$12,981	$13,394
Accrued external research and development expenses	18,640	11,839
Accrued professional fees	1,739	1,143
Current portion of operating lease liabilities	5,372	4,876
Current portion of finance lease liabilities	182	—
Other	399	257
	$39,313	$31,509

In August 2024, the Company consolidated all discovery research activities to the Company’s headquarters in Cambridge, U.K. During the three months ended September 30, 2024, the Company recognized charges of $1.9 million in severance and other one-time termination benefits which are included in research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss, of which $0.9 million were paid during the three months ended September 30, 2024, and the remaining $1.0 million in unpaid benefits are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2024.

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provided for aggregate maximum borrowings of up to $75.0 million, of which the Company drew down an aggregate of $30.0 million in 2021 and 2020. Payments on borrowings under the Loan Agreement were interest-only until April 1, 2025 and interest was paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%, and the Loan Agreement included a 5.0% end-of-term charge payable upon maturity or repayment. The scheduled maturity date was July 1, 2025. On July 9, 2024, the Company repaid all amounts outstanding, including the outstanding borrowings of $30.0 million, accrued and unpaid interest of $0.1 million, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. The Company recognized a loss on extinguishment of debt of $1.0 million during the three months ended September 30, 2024 in connection with the repayment and termination of the Loan Agreement. Interest expense associated with the Loan Agreement for the three and nine months ended September 30, 2024 was zero and $1.6 million, respectively, and for the three and nine months ended September 30, 2023, was $0.8 million and $2.3 million, respectively.

Upon termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released.

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Term loan payable	$—	$30,000
End-of-term charge	—	946
Unamortized debt issuance costs	—	(248)
Carrying value of term loan	$—	$30,698

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

As of September 30, 2024, and December 31, 2023, the Company had not declared any dividends.

As of September 30, 2024, and December 31, 2023, the Company’s authorized share capital consisted of 155,878,645 and 59,612,613 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of September 30, 2024, there were 47,523,872 ordinary shares issued and outstanding and 21,492,099 non-voting ordinary shares issued and outstanding.

8. Share-based compensation

Employee incentive pool

2024 Inducement Plan

In July 2024, the Company’s board of directors approved the 2024 Inducement Plan. The 2024 Inducement Plan allows for the granting of nonqualified share options, RSUs, and other equity awards under the plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of September 30, 2024, there were 1,399,300 shares available for future issuance under the 2024 Inducement Plan.

Share options granted under the 2024 Inducement Plan have a 10-year contractual life and generally vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments.

As of September 30, 2024, there were options to purchase 100,700 shares outstanding under the 2024 Inducement Plan.

2020 Equity Incentive Plan

In June 2020, the Company’s shareholders first approved the 2020 Plan, under which the Company may grant market value options, market value stock appreciation rights or restricted shares, RSUs, performance RSUs and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding, excluding non-voting ordinary shares, on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2024, the number of shares reserved for issuance under the 2020 Plan was increased by 1,886,294 shares. As of September 30, 2024, there were 156,582 shares available for issuance.

Share options granted under the 2020 Plan have a 10-year contractual life and generally vest over either a three-year service period in three equal annual installments for new non-employee director grants, or a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest over a one-year service period in four equal quarterly installments.

The Company grants RSUs to non-employee directors, consultants and certain employees under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees and consultants vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vesting in 12 equal quarterly installments. Certain RSUs granted to the Company’s non-employee directors either vest over a three-year service period in three equal annual installments for new non-employee director grants or over a one-year service period in four equal quarterly installments. The Company may also, in its sole discretion, provide for deferred settlement of RSUs granted to the Company’s non-employee directors.

As of September 30, 2024, there were options to purchase 6,457,155 shares and RSUs for 812,426 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2024, there were 1,777,911 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 377,258 shares effective January 1, 2024. As of September 30, 2024, the total number of shares available for issuance under the ESPP was 1,577,671 ordinary shares. As of September 30, 2024, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expenses	$4,444	$3,357	$13,574	$11,941
General and administrative expenses	4,758	4,073	14,174	12,724
	$9,202	$7,430	$27,748	$24,665

Share options

The following table summarizes the Company’s option activity since December 31, 2023:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,469,527	$23.13	6.83	$21,920
Granted	2,257,808	19.21	—	—
Exercised	(535,700)	13.65	—	—
Forfeited	(334,734)	28.27	—	—
Outstanding as of September 30, 2024	8,856,901	$22.51	7.20	$43,328
Vested and expected to vest as of September 30, 2024	8,856,901	$22.51	7.20	$43,328
Options exercisable as of September 30, 2024	5,088,727	$21.33	6.01	$34,254

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2024 and 2023 was $13.40 per share and $20.16 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $0.3 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, and was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

Total share-based compensation expense for share options granted was $7.4 million and $22.2 million for the three and nine months ended September 30, 2024, respectively, and was $6.3 million and $20.5 million for the three and nine months ended September 30, 2023, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.9%	4.1%	4.0%	3.9%
Expected volatility	74.1%	83.3%	77.3%	83.5%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.1	6.1

As of September 30, 2024, total unrecognized compensation expense related to the unvested employee and director share options was $58.2 million, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2023	326,848	$37.40
Granted	615,496	18.25
Vested and settled	(114,799)	37.31
Vested and deferred(1)	(31,500)	18.07
Forfeited	(15,119)	18.89
Unvested outstanding at September 30, 2024	780,926	23.46
Vested but subject to deferred settlement at September 30, 2024(1)	31,500	18.07
Outstanding at September 30, 2024	812,426	$23.25
(1)	The Company granted certain RSUs to the Company’s non-employee directors which provided for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three and nine months ended September 30, 2024 was $0.8 million and $3.0 million, respectively, and for the three and nine months ended September 30, 2023, was $0.5 million and $2.6 million, respectively.

Total share-based compensation expense for RSUs granted was $1.8 million and $5.5 million for the three and nine months ended September 30, 2024, respectively, and was $1.2 million and $4.2 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $15.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

9. Significant agreements

For the three and nine months ended September 30, 2024 and 2023, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”) and AstraZeneca AB (“AstraZeneca”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaboration revenues
Bayer	$834	$434	$2,496	$434
Novartis	1,276	772	6,301	772
Ionis	—	2,782	8,881	8,123
Genentech	566	1,364	13,889	11,112
AstraZeneca	—	—	—	1,204
Total collaboration revenues	$2,676	$5,352	$31,567	$21,645

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

The Bayer Collaboration Agreement will remain in force on a product-by-product and country-by-country basis, unless earlier terminated by either party, until the expiration of the obligation for Bayer to make royalty payments to the Company for such product in such country and will terminate in its entirety on the expiration of all such royalty terms in all countries. Either party may terminate the agreement upon 90 days’ written notice for the other party’s uncured material breach (or 20 business days in the case of non-payment by Bayer), subject to extension of such cure period in certain circumstances, or upon the other party’s insolvency. In addition, the Company has the right to terminate in the case of a patent challenge by or on behalf of Bayer (or any of its affiliates or sublicensees). In addition, Bayer may terminate the Bayer Collaboration Agreement (i) in its entirety or with respect to any product, collaboration program or target for any reason upon 60 or 90 days’ written notice to the Company (depending on whether such termination is prior to or following first commercial sale of a licensed product). The closing of the Bayer Collaboration Agreement was subject to the clearance of the transaction under the U.K. National Security and Investment Act 2021, which occurred on June 22, 2023 (the “Effective Date”).

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

During the three and nine months ended September 30, 2024, the Company recognized revenue of $0.8 million and $2.5 million, respectively, and during the three and nine months ended September 30, 2023, the Company recognized revenue of $0.4 million and $0.4 million, respectively, in connection with the Bayer Collaboration Agreement. As of September 30, 2024 and December 31, 2023, the Company recorded deferred revenue of $43.5 million and $43.6 million, respectively, in connection with the Bayer Collaboration Agreement.

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

During the three and nine months ended September 30, 2024, the Company recognized revenue of $1.3 million and $6.3 million, respectively, and during the three and nine months ended September 30, 2023, the Company recognized revenue of $0.8 million and $0.8 million, respectively, in connection with the Novartis Collaboration Agreement. As of September 30, 2024 and December 31, 2023, the Company recorded deferred revenue of $46.0 million and $50.0 million, respectively, in connection with the Novartis Collaboration Agreement.

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

Ionis Collaboration Agreement

Following the exercise by Ionis of the Ionis Option granted pursuant to the Evaluation and Option Agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan which was substantially completed in the second quarter of 2024, and thereafter Ionis is responsible for all future research, development, manufacture and commercialization activities. The Company performed research and discovery activities for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. For certain research and discovery activities that the Company was responsible for performing, the Company could use the assistance of a contract research organization (“CRO”). The Company has retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

Under the Ionis Collaboration Agreement, Ionis made a non-refundable upfront payment of $31.0 million in addition to the $3.0 million already paid under the Option and Evaluation Agreement. Additionally, Ionis was obligated to reimburse the Company on a pass-through basis for expenses incurred in connection with research and discovery activities performed by a CRO. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline, it can make up to three separate payments of a mid single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a low single-digit million dollar payment upon acceptance of an investigational new drug application (“IND”) for the first product directed to such collaboration target (provided that Ionis will have a high single-digit million dollar credit to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, the Company is eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. The Company is also entitled to receive tiered royalty payments on net sales at percentages in the low single-digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

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

The Company’s participation in the JSC was deemed immaterial in the context of the contract. The Company concluded that the exclusive license to research, develop, manufacture and commercialize products was not distinct from the research and discovery services as Ionis cannot obtain the intended benefit of the license without the Company performing the agreed upon research and discovery services, including the optimization of such TfR1 Bicycle molecules. The services incorporated proprietary technology, unique skills and specialized expertise to optimize Bicycle molecules that were not available in the marketplace. As a result, the exclusive license to research, develop, manufacture and commercialize products was combined with the research and discovery activities into a single performance obligation. The Company concluded that the low-single-digit million dollar payments upon acceptance of an IND (and payment to extend the exclusive license to research, develop, manufacture and commercialize a product candidate for certain specific collaboration targets if Ionis fails to achieve specified development diligence milestone deadlines) is a customer option, as Ionis has the contractual right to choose to make the payment in exchange for the continued exclusive right to research, develop, manufacture and commercialize the product candidate, and the Company is not presently obligated to provide, and does not have a right to consideration, for the additional goods or services prior to Ionis’s exercise of the option. In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering into the Ionis Collaboration Agreement.

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

The Company recognized revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and external costs incurred to date as a percentage of total full-time equivalent effort and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. As of September 30, 2024, the combined licenses and research and discovery performance obligation was completed. The Company anticipates that the material rights may be exercisable or may expire after approximately four years from contract execution.

The Company concluded that the Ionis Amendment would be accounted for as a separate contract, as the services are distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflected the Company’s standalone selling price. The Company concluded that the option does not contain a material right. The Company recognized the $0.8 million associated with the services in the initial six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. As the option to perform additional research services for an additional six months does not contain a material right, the Company accounted for Ionis’ exercise of the option in October 2022 as a separate contract. The Company recognized the $0.8 million associated with the services for the additional six-month period as revenue as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The Company concluded that the Third Ionis Amendment would be accounted for as a contract modification to the separate contract under the Ionis Amendment, as the services are not distinct from the services provided under the Ionis Amendment. The Company recognized the $0.8 million associated with the services for the additional one-year period as revenue as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

For the three and nine months ended September 30, 2024, the Company recognized revenue of zero and $8.9 million, respectively, and for the three and nine months ended September 30, 2023, the Company recognized revenue of $2.8 million and $8.1 million, respectively. As of September 30, 2024, and December 31, 2023, the Company recorded deferred revenue of $3.8 million and $12.5 million, respectively, in connection with the Ionis Collaboration Agreement, Ionis Amendments, and Ionis Evaluation and Option Agreement.

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

Under the terms of the Genentech Collaboration Agreement, the Company received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities are focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs”), which may also include additional discovery and optimization of Bicycle molecules as a targeting element for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech also had the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”) as additional Genentech Collaboration Programs, which may also include an additional Targeting Arm for each Expansion Option. Genentech exercised the Expansion Options in October 2021 and June 2022, respectively. Genentech paid the Company an expansion fee of $10.0 million for each Expansion Option. The Genentech Collaboration Agreement included rights, under certain limited circumstances, for Genentech to select an alternative target to be the subject of a Genentech Collaboration Program, in some cases subject to payment of an additional target selection fee.

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

The Company granted Genentech a non-exclusive research license under the Company’s intellectual property solely to enable Genentech to perform any activities under the agreement. The activities under the Genentech Collaboration Agreement are governed by a joint research committee (“JRC”) with representatives from each of the Company and Genentech. The JRC will oversee, review and recommend direction of each Genentech Collaboration Program, achievement of development criteria, and variations of or modifications to the research plans.

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

In January 2024, the JRC reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the three months ended March 31, 2024, including $7.5 million related to the expiration of remaining material rights. As of September 30, 2024, Genentech Collaboration Programs #1 and #4 remain ongoing.

During the three and nine months ended September 30, 2024, the Company recognized revenue of $0.6 million and $13.9 million, respectively, and during the three and nine months ended September 30, 2023, the Company recognized revenue of $1.4 million and $11.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded $15.9 million and $29.1 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract assets and liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$238	$(2,496)	$2,155	$43,515
Novartis collaboration deferred revenue	50,008	—	(6,301)	2,264	45,971
Ionis collaboration deferred revenue	12,464	90	(8,881)	128	3,801
Genentech collaboration deferred revenue	29,104	—	(13,889)	689	15,904
Total deferred revenue	$135,194	$328	$(31,567)	$5,236	$109,191

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$(1,160)	$(222)	$43,618
Novartis collaboration deferred revenue	—	50,000	(1,909)	1,917	50,008
Ionis collaboration deferred revenue	21,489	960	(10,734)	749	12,464
Genentech collaboration deferred revenue	39,308	—	(11,969)	1,765	29,104
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,960	$(26,976)	$4,337	$135,194

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at September 30, 2024 or December 31, 2023.

As of September 30, 2024, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $34.1 million, $32.3 million, $3.8 million, and $14.4 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$2,676	$5,006	$21,126	$13,829
Revenue recognized based on expiration of material rights	—	346	10,576	7,816
Revenue recognized based on changes in transaction price	—	—	(135)	—
Total	$2,676	$5,352	$31,567	$21,645

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

The Company concluded that the costs incurred by Cancer Research UK is a liability in accordance with ASC 730, Research and Development, as certain payments in the Cancer Research UK Agreement are not based solely on the results of the research and development having future economic benefit. As such, the Company recorded a liability of $4.7 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The liability is recorded as incremental research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

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

The BT7401 Cancer Research UK agreement can be terminated by either party upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party), or upon written notice by Cancer Research UK prior to the last cycle of treatment has been completed under the clinical trial. The Company concluded that the BT7401 Cancer Research UK arrangement does not represent a liability in accordance with ASC 730, Research and Development, as the payments under the agreement are based solely on the results of the research and development having future economic benefit and the transfer of financial risk is substantive and genuine, and as such there was no accounting impact for the three and nine months ended September 30, 2024.

10. Income taxes

During the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $3.4 million and $3.7 million, respectively, and during the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $2.3 million and $1.1 million, respectively. The Company is subject to corporate taxation in the United Kingdom. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The (benefit from) provision for income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company's income tax benefit recognized during the three and nine months ended September 30, 2024 is mainly the result of deferred tax assets in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including incremental income tax benefits of approximately $3.5 million recognized during the three months ended September 30, 2024 related to the completion of a U.S. research and development tax credit study. The Company’s income tax provision recognized during the three and nine months ended September 30, 2023 is primarily due to the completion of an assessment, inclusive of an external tax analysis, in the third quarter of 2023, whereby the Company concluded that it is not required to capitalize certain research and development expenses incurred by its U.S. subsidiary associated with contractual research services performed on behalf of its U.K. subsidiary pursuant to an intercompany service arrangement because its U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research services. The change in estimate upon the completion of this analysis resulted in an income tax provision of $2.4 million during the three months ended September 30, 2023.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the United Kingdom, the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the United Kingdom as of September 30, 2024 and December 31, 2023. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States.

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

The (benefit from) provision for income taxes recorded in the condensed consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible, U.K., federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

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

Finance Leases

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of September 30, 2024, the Company recorded finance lease right-of-use assets of $1.1 million, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of September 30, 2024, the Company recorded finance lease liabilities of $1.1 million, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets. No finance lease right-of-use assets or liabilities were recorded as of December 31, 2023.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$1,355	$1,364	$4,034	$4,057
Variable lease cost	760	566	2,104	2,017
Total lease cost	$2,115	$1,930	$6,138	$6,074

The weighted average remaining operating lease term was 2.2 years and 3.2 years as of September 30, 2024 and 2023, respectively, and the weighted average operating lease discount rate was 7.8% and 7.9% as of September 30, 2024 and 2023, respectively. The weighted average remaining finance lease term was 5.0 years as of September 30, 2024, and the weighted average finance lease discount rate was 9.5% as of September 30, 2024.

The following table summarizes the maturities of the Company’s lease liabilities as of September 30, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$1,481	$69
2025	6,005	273
2026	3,456	273
2027	821	273
2028	—	273
2029	—	205
Present value adjustment	(858)	(264)
Total lease liabilities	10,905	1,102
Less: current lease liabilities	(5,372)	(182)
Long term lease liabilities	$5,533	$920

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

The Company’s arrangements with Cancer Research UK provide for additional future milestone payments upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, the Company has entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of September 30, 2024. As of September 30, 2024, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024, and December 31, 2023.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(50,802)	$(49,898)	$(117,177)	$(131,565)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	68,988,858	39,576,467	54,566,490	33,291,701
Net loss per share, basic and diluted	$(0.74)	$(1.26)	$(2.15)	$(3.95)

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

	September 30,
	2024	2023
Restricted share units	812,426	335,104
Options to purchase ordinary shares	8,856,901	7,312,020
	9,669,327	7,647,124

13. Related party transactions

Consulting Agreement with Stone Sunny Isles, Inc.

The Chairman of the Company’s board of directors is associated with Stone Sunny Isles Inc. and Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $48,000 and $0.1 million during the three and nine months ended September 30, 2024, respectively, and $49,000 and $0.2 million during the three and nine months ended September 30, 2023, respectively.

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

14. Geographic information

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2024	2023
United States	$4,069	$7,486
United Kingdom	16,543	20,198
	$20,612	$27,684

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

Our product candidates zelenectide pevedotin, previously called BT8009, BT5528, and BT1718, are each a Bicycle Toxin Conjugate, or BTC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial. Enrollment in the Phase I/II clinical trial of zelenectide pevedotin, in Duravelo-2, and in the Phase I/II clinical trial of BT5528 remains ongoing. BT1718 is being developed to target tumors that express Membrane Type 1 matrix metalloproteinase, or MT1 MMP, and is being investigated for safety, tolerability and efficacy in a Phase I/IIa clinical trial sponsored and fully funded by the Cancer Research UK Centre for Drug Development, or Cancer Research UK. Additionally, our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Enrollment in the company-sponsored Phase I/II clinical trial of BT7480 remains ongoing. Our discovery pipeline in oncology includes next-generation BTC molecules and Bicycle radionuclide conjugates, or BRC® molecules.

Zelenectide pevedotin has been granted Fast Track Designation, or FTD, by the FDA as a monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer, and BT5528 has been granted FTD for the treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer. Zelenectide pevedotin has also been selected to participate in the Chemistry, Manufacturing and Controls, or CMC, Development and Readiness Pilot Program launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

In August 2024, we focused our research and development pipeline on clinical programs and research areas that we believe have the highest potential to maximize value creation and we consolidated all discovery research activities to our headquarters in Cambridge, U.K. Moving forward, we will prioritize the clinical development of BTC molecules in multiple tumor types; focus near-term research efforts on advancing our BRC pipeline and the discovery of next-generation BTC molecules; and, except for BT7480, explore innovative ways to continue development of our immuno-oncology portfolio, including Bicycle TICA molecules, through collaboration.

In September 2024, we announced updated Phase I/II clinical results for zelenectide pevedotin used as a monotherapy in metastatic urothelial cancer at the European Society for Medical Oncology, or ESMO, Congress 2024. In addition, at the ESMO Congress 2024, we announced updated Phase I/II clinical results for BT5528 in advanced solid tumors, such as metastatic urothelial cancer and ovarian cancer, and updated Phase I/II clinical results for BT7480 in advanced solid tumors. In October 2024, first human imaging data for a BRC molecule targeting MT1-MMP was presented by the German Cancer Consortium, or DKTK, and we presented preclinical data about BRC molecules for radioisotope delivery to solid tumors at the European Association of Nuclear Medicine, or EANM, 2024 Congress. In addition, in October 2024, Cancer Research UK released preliminary results of the Phase I/IIa clinical trial of BT1718 on the International Standard Randomized Controlled Trial Number, or ISRCTN, registry.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates zelenectide pevedotin, BT5528, BT1718, BT7480 and BT7401, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares representing ordinary shares, or ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and borrowings pursuant to a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through September 30, 2024, we have received gross proceeds of $1.4 billion from the sale of ordinary shares, ADSs, non-voting ordinary shares, and convertible preferred shares; $233.6 million of cash payments under our collaboration arrangements, including $45.2 million from Bayer, $50.0 million from Novartis, $47.7 million from Ionis, and $56.0 million from Genentech; and proceeds of $30.0 million pursuant to the Loan Agreement. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $50.8 million and $117.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $628.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

●	continue our development of our product candidates, including conducting future clinical trials of zelenectide pevedotin, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of September 30, 2024, we had cash and cash equivalents of $890.9 million. In October 2024, we received $31.7 million of research and development incentives related to relevant expenditures incurred in the year ended December 31, 2023. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

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

U.K. research and development tax credits and government grant funding are recorded as an offset to research and development expenses. See “—(Benefit from) Provision for Income Taxes.”

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

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, pursuant to which the Cancer Research UK Centre for Drug Development is sponsoring and funding a Phase I/IIa clinical trial for our product candidate, BT1718, in patients with advanced solid tumors. The costs incurred by Cancer Research UK are recorded as a liability in accordance with ASC 730, Research and Development as the payments are not based solely on the results of the research and development having future economic benefit. The accrual of the liability is recorded as incremental research and development expenses in our condensed consolidated statements of operations and comprehensive loss.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including zelenectide pevedotin, BT5528, BT7480 and BT1718; (ii) initiate clinical trials for our product candidates; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	completing research and preclinical and clinical development of our product candidates, including conducting future clinical trials of zelenectide pevedotin, BT5528, BT7480 and BT1718;
●	progressing the preclinical and clinical development of BT7401;
●	establishing an appropriate safety profile to advance our preclinical programs into clinical development;
●	identifying new product candidates to add to our development pipeline;
●	successful enrollment in, and the initiation and completion of clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

Foreign currency transactions in currencies different from the applicable functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates in foreign currencies are recorded in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosure About Market Risks” for further discussion.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt is related to the loss recognized from the repayment and voluntary termination of the Loan Agreement on July 9, 2024.

(Benefit from) Provision for Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid U.K. corporation tax. The (benefit from) provision for income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Collaboration revenues	$2,676	$5,352	$(2,676)
Operating expenses:
Research and development	48,265	39,868	8,397
General and administrative	18,257	16,281	1,976
Total operating expenses	66,522	56,149	10,373
Loss from operations	(63,846)	(50,797)	(13,049)
Other income (expense):
Interest and other income	10,583	3,985	6,598
Interest expense	(33)	(814)	781
Loss on extinguishment of debt	(954)	—	(954)
Total other income, net	9,596	3,171	6,425
Net loss before income tax provision	(54,250)	(47,626)	(6,624)
(Benefit from) provision for income taxes	(3,448)	2,272	(5,720)
Net loss	$(50,802)	$(49,898)	$(904)

Collaboration Revenues

Collaboration revenues decreased by $2.7 million in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease of $2.8 million from our collaboration with Ionis related to the completion of the combined licenses and research and discovery performance obligation in the second quarter of 2024.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$22,006	$11,806	$10,200
BT5528 (EphA2)	2,794	2,149	645
BT1718 (MT1)	56	147	(91)
Bicycle tumor-targeted immune cell agonists	1,510	4,717	(3,207)
Discovery, platform and other expense	7,977	9,464	(1,487)
Employee and contractor related expenses	15,403	11,793	3,610
Share-based compensation	4,444	3,357	1,087
Facility expenses	2,617	1,697	920
Research and development incentives and government grants	(8,542)	(5,262)	(3,280)
Total research and development expenses	$48,265	$39,868	$8,397

Research and development expenses increased by $8.4 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to increases of $10.2 million in clinical program expenses for zelenectide pevedotin due to the ongoing Phase II expansion portion of the Phase I/II clinical trial as well as the ongoing Phase II/III Duravelo-2 registrational trial which commenced recruiting patients in the first quarter of 2024, $3.6 million in employee and contractor related expenses primarily attributable to one-time severance-related costs of $1.9 million as well as increased headcount, $1.1 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year and $0.9 million in facility expenses. These increases were offset by decreases of $3.3 million of incremental U.K. research and development tax incentives primarily associated with the impact of U.K. R&D tax credit reimbursement rate changes enacted in February 2024, $3.2 million in Bicycle TICA program development expenses due to the timing of clinical program activities, and $1.5 million in discovery, platform and other expenses.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through September 30, 2024, we have incurred approximately $129.3 million, $46.6 million, and $15.7 million of direct external expenses for the development of zelenectide pevedotin, BT5528, and BT1718, respectively, since their candidate nominations, and an aggregate of $47.6 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change

	(in thousands)
Personnel-related costs	$5,837	$5,172	$665
Professional and consulting fees	4,812	4,278	534
Other general and administration costs	2,531	2,044	487
Share-based compensation	4,758	4,073	685
Effect of foreign exchange rates	319	714	(395)
Total general and administrative expenses	$18,257	$16,281	$1,976

General and administrative expenses increased by $2.0 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase is primarily due to increases of $0.7 million in personnel-related costs as a result of increased headcount, $0.7 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year and $0.5 million in professional and consulting fees.

Other Income, net

Other income, net increased by $6.4 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily due to an increase in interest income of $6.5 million related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period and a decrease in interest expense of $0.8 million due to the repayment and voluntary termination of the Loan Agreement in July 2024, offset by the loss on extinguishment of debt of $1.0 million recognized in the third quarter of 2024.

(Benefit From) Provision For Income Taxes

The benefit from income taxes of $3.4 million for the three months ended September 30, 2024 is mainly the result of deferred tax assets in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including incremental income tax benefits of approximately $3.5 million recognized during the three months ended September 30, 2024 related to the completion of a U.S. research and development tax credit study. The provision for income taxes of $2.3 million for the three months ended September 30, 2023 is primarily associated with a change in estimate that certain research and development expenses incurred by our U.S. subsidiary pursuant to an intercompany service arrangement are not required to be capitalized under IRC Section 174 because our U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research activities.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Collaboration revenues	$31,567	$21,645	$9,922
Operating expenses:
Research and development	123,188	111,799	11,389
General and administrative	50,588	45,557	5,031
Total operating expenses	173,776	157,356	16,420
Loss from operations	(142,209)	(135,711)	(6,498)
Other income (expense):
Interest and other income	23,981	7,726	16,255
Interest expense	(1,678)	(2,443)	765
Loss on extinguishment of debt	(954)	—	(954)
Total other income, net	21,349	5,283	16,066
Net loss before income tax provision	(120,860)	(130,428)	9,568
(Benefit from) provision for income taxes	(3,683)	1,137	(4,820)
Net loss	$(117,177)	$(131,565)	$14,388

Collaboration Revenues

Collaboration revenues increased by $9.9 million in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increases of $5.5 million from our collaboration with Novartis entered into in March 2023, $2.8 million from our collaboration with Genentech which was primarily due to revenue recognized upon the Genentech joint research committee’s decision to discontinue research activities for Collaboration Program #3 during the nine months ended September 30, 2024 and the resulting expiration of options that are material rights, and $2.1 million from our collaboration with Bayer entered into in May 2023. These increases were offset by a decrease in revenue of $1.2 million from our collaboration with AstraZeneca due to the termination of collaboration activities related to the fourth target and recognition of remaining deferred revenue during the nine months ended September 30, 2023.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$55,326	$27,271	$28,055
BT5528 (EphA2)	7,011	7,677	(666)
BT1718 (MT1)	206	461	(255)
Bicycle tumor-targeted immune cell agonists	6,184	15,828	(9,644)
Discovery, platform and other expense	22,788	26,658	(3,870)
Employee and contractor related expenses	43,001	33,955	9,046
Share-based compensation	13,574	11,941	1,633
Facility expenses	6,294	6,461	(167)
Research and development incentives and government grants	(31,196)	(18,453)	(12,743)
Total research and development expenses	$123,188	$111,799	$11,389

Research and development expenses increased by $11.4 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to increases of $28.1 million in clinical program expenses for zelenectide pevedotin due to the ongoing Phase II expansion portion of the Phase I/II clinical trial as well as the ongoing Phase II/III Duravelo-2 registrational trial which commenced recruiting patients in the first quarter of 2024, $9.0 million in employee and contractor related expenses primarily attributable to increased headcount and $1.6 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year. These increases were offset by decreases of $12.7 million of incremental U.K. research and development tax incentives primarily associated with the impact of U.K. R&D tax credit reimbursement rate changes enacted in February 2024, retroactively applied to April 1, 2023, $9.6 million in Bicycle TICA program development expenses due to the timing of clinical program activities, $3.9 million in discovery, platform and other expenses, and $0.7 million in BT5528 clinical program expenses.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change

	(in thousands)
Personnel-related costs	$17,078	$13,688	$3,390
Professional and consulting fees	12,726	11,470	1,256
Other general and administration costs	6,463	6,898	(435)
Share-based compensation	14,174	12,724	1,450
Effect of foreign exchange rates	147	777	(630)
Total general and administrative expenses	$50,588	$45,557	$5,031

General and administrative expenses increased by $5.0 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is primarily due to increases of $3.4 million in personnel-related costs as a result of increased headcount, $1.5 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year and $1.3 million in professional and consulting fees that was primarily related to increased legal and consulting fees.

Other Income, net

Other income, net increased by $16.1 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily due to an increase in interest income of $16.2 million related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period and a decrease in interest expense of $0.8 million due to the repayment and voluntary termination of the Loan Agreement in July 2024, offset by the loss on extinguishment of debt of $1.0 million recognized in the third quarter of 2024.

(Benefit From) Provision For Income Taxes

The benefit from income taxes of $3.7 million for the nine months ended September 30, 2024, is mainly the result of deferred tax assets in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including incremental income tax benefits of approximately $3.5 million recognized during the three months ended September 30, 2024 related to the completion of a U.S. research and development tax credit study. The provision for income taxes of $1.1 million for the nine months ended September 30, 2023 is primarily associated with a change in estimate that certain research and development expenses incurred by our U.S. subsidiary pursuant to an intercompany service arrangement are not required to be capitalized under IRC Section 174 because our U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research activities, offset by the impact of deferred tax assets benefited in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through September 30, 2024, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to a Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(155,328)	$(13,340)
Net cash used in investing activities	(867)	(2,878)
Net cash provided by financing activities	519,547	249,641
Effect of exchange rate changes on cash	1,087	57
Net increase in cash, cash equivalents and restricted cash	$364,439	$233,480

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $155.3 million as compared to $13.3 million for the nine months ended September 30, 2023. The increase in cash used in operations of $142.0 million is primarily due to the timing of cash receipts in the prior year, including $95.0 million in upfront payments received pursuant to our collaboration agreements with Novartis and Bayer as well as the receipt of the research and development incentive receivable of $19.2 million during the nine months ended September 30, 2023, related to relevant expenditures incurred in the year ended December 31, 2022. In addition, during the nine months ended September 30, 2024, we have incurred higher cash payments associated with ongoing development activities, including the initiation of our Phase II/III Duravelo-2 registrational trial for zelenectide pevedotin.

Investing Activities

During the nine months ended September 30, 2024 and 2023, we used $0.9 million and $2.9 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $519.5 million, primarily consisting of net proceeds of $544.1 million from the private placement completed in May 2024 and $7.3 million from the exercise of share options, offset by payments on debt of $31.9 million associated with the repayment and voluntary termination of the Loan Agreement.

During the nine months ended September 30, 2023, net cash provided by financing activities was $249.6 million, primarily consisting of net proceeds of $215.1 million from the underwritten public offering in July 2023 and $34.2 million from our ATM program.

At-the-Market Program

On June 5, 2020, we entered into a Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., or the Sales Agents, with respect to an ATM program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs, each ADS representing one ordinary share. No ADSs were issued or sold pursuant to the Sales Agreement during the three and nine months ended September 30, 2024.

Loan Agreement with Hercules

On July 9, 2024, we repaid all amounts outstanding, including $30.0 million in outstanding borrowings, $0.1 million in accrued and unpaid interest, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. Upon the termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released. For additional information on the Loan Agreement, see Note 6. “Debt” of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of zelenectide pevedotin, BT5528, BT7480 and BT1718;
●	progress the preclinical and clinical development of BT7401;
●	seek to identify and develop additional product candidates;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;

●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

The following table summarizes our material contractual obligations as of September 30, 2024, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. “Commitments and contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$11,763	$5,984	$5,574	$205
Finance lease commitments	1,366	274	546	546
Total	$13,129	$6,258	$6,120	$751
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S. under operating leases with lease terms through March 2026 and December 2027.

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

Our arrangements with Cancer Research UK provide for additional future milestone payments by us upon the achievement of development, regulatory and commercial milestones, payable in cash and shares, with an aggregate total value of $111.2 million, as well as royalty payments based on a single digit percentage on net sales of products developed. In addition, we have entered into separate agreements with other third parties which provide for various future milestone payments by us upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.1 million. We have not included future payments under these agreements in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving these milestones.

As of September 30, 2024, we had cash and cash equivalents of $890.9 million. In October 2024, we received $31.7 million of research and development incentives related to relevant expenditures incurred in the year ended December 31, 2023. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2024, we had cash and cash equivalents of $890.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in U.S. Treasury obligations and fully collateralized repurchase obligations and that maintain a constant net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on interest income for the three- and nine-month periods ended September 30, 2024.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.3 million and $0.1 million for the three and nine months ended September 30, 2024, respectively. We recorded foreign exchange losses of $0.7 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $117.2 million and $131.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $628.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BTC and Bicycle TICA programs and our other pipeline programs, including for the ongoing Phase II/III Duravelo-2 registrational trial;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

Our revenue to date has been primarily generated from our research collaborations with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc., or Ionis, Genentech Inc., or Genentech, Dementia Discovery Fund, Sanofi (formerly Bioverativ Inc.), AstraZeneca AB, and Oxurion NV. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash and cash equivalents of $890.9 million as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The FDA in the United States, the European Commission based on a positive opinion from the EMA, or national competent regulatory authorities in the European Economic Area, or EEA, countries and any other comparable regulatory authorities in other jurisdictions must approve product candidates before they can be marketed, promoted or sold in those territories. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the European Commission based on a positive opinion from the EMA or any other comparable regulatory authority.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of zelenectide pevedotin, BT5528 and BT7480 are ongoing and BT1718 is being investigated in a Phase I/IIa trial conducted by Cancer Research UK, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we have aligned with the FDA on the design of a Phase II/III registrational trial for zelenectide pevedotin, called Duravelo-2, which is currently enrolling, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA or comparable foreign regulatory authorities may also require a Risk Evaluation and Mitigation Strategy, or REMS, or a comparable foreign strategy, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include, among others, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval, and prohibitions on the promotion of an approved product for uses not included in the product’s approved labeling. The FDA and other or comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Similar considerations apply outside of the United States.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability continues as a result of the Russia-Ukraine and the Hamas-Israel wars as well as the conflicts in the Middle East, including between Israel and Hezbollah. These wars could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, continued instability may adversely impact our ability to raise capital in the future on favorable terms or at all.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If any of the third parties conducting clinical trials on our behalf, including clinical investigators, do not successfully carry out their contractual duties for any reason, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including zelenectide pevedotin, BT5528, and BT1718 use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates and impair any efforts to transition to replacement manufacturers.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through October 28, 2024, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of October 28, 2024, we had 47,553,922 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on September 30, 2024, the ordinary shares outstanding prior to the re-designation would have approximately 69% of the voting power and the former non-voting ordinary shares would represent approximately 31% of the voting power.

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

In addition, our executive officers and directors and holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 37% of our voting power as of October 28, 2024. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Ordinary Shares to be Sold	Expiration Date
Nigel Crockett, Chief Business Officer	Adoption	August 23, 2024	X		239,527	August 31, 2027
Travis Thompson, Chief Accounting Officer	Adoption	August 13, 2024	X		95,054	January 8, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association, dated May 16, 2024 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 6, 2024).

10.1+

Bicycle Therapeutics plc 2024 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-281304) filed with the Securities and Exchange Commission on August 6, 2024).

10.2+

Form of Option Grant Notice and Option Agreement for the Bicycle Therapeutics plc 2024 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-281304) filed with the Securities and Exchange Commission on August 6, 2024).

10.3+

Form of RSU Grant Notice and RSU Agreement for the Bicycle Therapeutics plc 2024 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-281304) filed with the Securities and Exchange Commission on August 6, 2024).

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

BICYCLE THERAPEUTICS PLC

Date: October 31, 2024	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)