Form 10-K
period 2024-12-31
BICYCLE THERAPEUTICS PLC
filed 2025-02-25
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $758,541,179.

As of February 20, 2025, the registrant had 47,710,256 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2025 Annual General Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into

Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our pipeline programs for our Bicycle® Toxin Conjugate, or BTC® molecules, Bicycle Radionuclide Conjugates, or BRC® molecules, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;

i

●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of adverse global economic conditions, including those arising from public health crises, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Our product candidates, zelenectide pevedotin, formerly BT8009, and BT5528, are each a Bicycle Toxin Conjugate, or a BTC® molecule. These Bicycle molecules are chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing company-sponsored Phase II/III registrational trial called Duravelo-2, and enrollment in both of these trials are ongoing. We are also evaluating BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial, for which enrollment is ongoing. Our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or a Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes next-generation BTC molecules and Bicycle Radionuclide Conjugates, or BRC® molecules. In August 2024, we focused our research and development pipeline on clinical programs and research areas that we believe have the highest potential to maximize value creation and we consolidated all discovery research activities to our headquarters in Cambridge, U.K. Moving forward, we will prioritize the clinical development of BTC molecules in multiple tumor types; focus near-term research efforts on advancing our BRC pipeline and the discovery of next-generation BTC molecules; and, except for BT7480, explore innovative ways to continue development of our immuno-oncology portfolio, including Bicycle TICA molecules, through collaboration.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

The following table summarizes key information about our oncology programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycle molecules. From our founding through December 31, 2024, we have generated substantial intellectual property, including 10 patent families directed to novel scaffolds, linkers and payloads, 10 patent families directed to our platform technology, 48 patent families directed to bicyclic peptides and related conjugates, and 21 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2024, our trademark portfolio consisted of 106 trademark registrations across six territories (the United Kingdom, European Union, United States, Japan, Hong Kong and Australia) as well as a number of pending applications for new trademarks. The work we have conducted in developing Bicycle molecules and our proprietary screening platform have created substantial know-how that we believe provides us with a competitive advantage.

Our management team includes veteran executives in drug development from leading pharmaceutical companies including AstraZeneca, Bristol-Myers Squibb, GlaxoSmithKline and Pfizer. Our board of directors, scientific advisory board and clinical advisory board include industry experts with extensive experience in drug development.

Our Strategy

Our mission is to become a leading pharmaceutical company by pioneering Bicycle molecules as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

●	Progress our most advanced internal candidates, zelenectide pevedotin, BT5528, and BT7480 through clinical development. We are evaluating zelenectide pevedotin, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial called Duravelo-2. In 2025, we plan to initiate additional Phase I/II clinical trials to assess zelenectide pevedotin in patients with NECTIN4 gene-amplified breast cancer, lung cancer and multiple other cancers.

We are also evaluating BT5528, another BTC molecule targeting EphA2, in a company-sponsored Phase I/II clinical trial and BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. We intend to advance development of these candidates across oncology indications based on target expression and initial clinical activity.
●	Advance our discovery programs into clinical development. We intend to continue our ongoing discovery activities to screen and select candidates for oncology indications. For example, we are developing BRC molecules targeting both MT1-MMP and EphA2 in collaboration with the German Cancer Research Center, or DKFZ. We intend to advance our BRC molecule pipeline and progress our strategy for leadership in next-generation radiopharmaceuticals. We are also developing next generation BTC molecules.
●	Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline. Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycle molecules to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify our current pipeline of BTC, BRC and Bicycle TICA molecules, and we intend to use it to develop a broader pipeline of diverse product candidates.
●	Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology. We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.
●	Maximize the commercial potential of our product candidates, if approved, by either establishing our own sales and marketing infrastructure or doing so through collaborations with others. Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

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

Our Programs

The following table summarizes key information about our programs.

Program	Interest	Stage	Status
Internal programs
Zelenectide pevedotin (Nectin-4)	● High Nectin-4 expressing tumors (oncology)	● Phase I/II/III	● Ongoing company-sponsored Phase I/II and Phase II/III clinical trials
BT5528 (EphA2)	● High EphA2 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
BT7480 (Nectin-4/CD137)	● Immuno-oncology	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trial
MT1-MMP	● Radiopharmaceutical	● Preclinical	● IND-enabling activities ongoing and collaborating with our academic partner DKFZ
EphA2	● Radiopharmaceutical	● Preclinical	● Collaborating with our academic partner DKFZ
Partnered programs
Undisclosed	● Immuno-oncology	● Preclinical	● Collaborating with Genentech
Novel CNS targets	● CNS	● Preclinical	● Collaborating with Ionis
Novel neuromuscular targets	● Neuromuscular	● Preclinical	● Collaborating with Ionis
Undisclosed	● Radiopharmaceutical	● Preclinical	● Collaborating with Novartis
Undisclosed	● Radiopharmaceutical	● Preclinical	● Collaborating with Bayer

Our Internal Programs

We believe Bicycle molecules are an ideal vehicle to deliver small molecule payloads to tumors, each as potent cytotoxins in the case of BTC molecules, chelated radiopharmaceutical payloads and imaging agents in the case of BRC molecules, as well as small molecule agonists of the immune system in the case of our Bicycle TICA molecules. We believe that Bicycle conjugates can offer improved performance as compared to antibody-mediated delivery.

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

Bicycle Toxin Conjugates®

Within our BTC programs, we are evaluating zelenectide pevedotin, a BTC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies, and an ongoing company-sponsored Phase II/III registrational trial, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. Zelenectide pevedotin has been granted Fast Track Designation, or FTD, by the FDA as a monotherapy for the treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer. The FDA has also granted FTD to zelenectide pevedotin for the treatment of adult patients with previously treated, NECTIN4 gene-amplified, advanced or metastatic triple-negative breast cancer and non-small cell lung cancer, and we plan to initiate additional Phase I/II clinical trials to assess zelenectide pevedotin in NECTIN4 gene-amplified breast cancer, lung cancer and multiple other cancers in 2025. Zelenectide has also been selected to participate in the Chemistry, Manufacturing and Controls, or CMC, Development

and Readiness Pilot Program launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

We are also evaluating BT5528, a BTC molecule that targets EphA2 and carries an MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics, and preliminary clinical activity in patients with solid tumors. BT5528 has been granted FTD for treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer.

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

Properties of Bicycle Toxin Conjugates

We believe the properties of our BTC molecules may address the challenges associated with ADCs and therefore that our approach has the potential to offer substantial benefits, including:

●	Extensive and rapid tumor penetration. Bicycle molecules have been observed in our preclinical studies to penetrate tumors more rapidly and exhibit increased penetration to poorly perfused regions of the tumor when compared to a comparator antibody. Early clinical data from an ongoing clinical trial has shown 10 times higher tumor cytotoxin levels than corresponding plasma levels based on clinical tumor biopsies taken 24 hours post-infusion.
●	Retention in tumors. In preclinical studies, following administration of a tumor antigen targeting Bicycle molecule the toxin payload was observed to be retained in the tumor for at least 120 hours after dosing. Preliminary clinical data observed to date from our ongoing clinical trials are consistent with preclinical observations of post-dose tumor retention.
●	Short systemic half-life and renal elimination. Bicycle molecules have been observed in clinical and preclinical studies to have a short systemic half-life of approximately 20 to 30 minutes. Due to their small size, Bicycle molecules are able to exit the tissue rapidly and are excreted through the kidneys rather than the liver, which we expect will support a favorable toxicity profile.
●	No requirement for internalization. Unlike ADCs, which require cellular internalization for activity, BTC molecules do not require internalization into the cell, and therefore potentially can target a wider range of tumor antigens.
●	Access to non-expressing tumor cells. The toxin in our BTC molecules is liberated in the extracellular space, enabling cell-killing adjacent cells that do not express the specific target through a toxin bystander effect. In our preclinical studies, we observed activity for BTC molecules even in tumors that were heterogeneous for target expression.
●	Larger toxin payload. Despite the small size of Bicycle molecules, they are able to carry a larger dose of toxin per unit mass than a comparator ADC. Therefore, we believe that Bicycle molecules can deliver a higher concentration of the linked toxin to increase the probability of tumor killing.

●	Manufacturing. The fully synthetic process by which Bicycle molecules are manufactured facilitates ease and consistency of manufacturing and improved formulation compared to ADCs.

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

Zelenectide Pevedotin

Zelenectide pevedotin is a BTC molecule designed to target Nectin-4, a well-validated tumor antigen. The molecule is composed of our Nectin-4 targeting Bicycle molecule, a val-cit cleavable linker, and a cytotoxin MMAE payload.

Schematic of Zelenectide Pevedotin

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

Clinical Development

We are advancing zelenectide pevedotin in both an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies, and an ongoing company-sponsored Phase II/III registrational trial, called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. Zelenectide pevedotin has been granted FTD by the FDA as a monotherapy for the treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer and has also been selected to participate in the Chemistry, Manufacturing and Controls, or CMC, Development and Readiness Pilot Program launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

In September 2024, we announced updated Phase I/II clinical results for zelenectide pevedotin used as a monotherapy in metastatic urothelial cancer at the European Society for Medical Oncology, or ESMO, Congress 2024. In the ongoing Phase I/II clinical trial evaluating 5 mg/m2 weekly of zelenectide pevedotin monotherapy in 45 metastatic urothelial cancer patients who had not previously been treated with enfortumab vedotin, updated results showed an overall response rate, or ORR, of 45% in 38 efficacy-evaluable patients, including one confirmed complete response and 16 partial responses with 13 confirmed. Stable disease was maintained in nine patients, and 12 patients experienced progressive disease. In addition, updated results showed a median duration of response of 11.1 months among the 14 patients with confirmed responses. Zelenectide pevedotin continued to show an emerging differentiated safety profile, particularly around adverse events of interest such as peripheral neuropathy, skin reactions and eye disorders. Notably, there were no treatment-related adverse events of peripheral neuropathy, skin reactions or eye disorders at or above Grade 3, and patients with pre-existing peripheral neuropathy were unlikely to develop worsening peripheral neuropathy during treatment with zelenectide pevedotin. In addition, low rates of treatment-related peripheral neuropathy, or TRPN, were observed following monotherapy treatment with zelenectide pevedotin. In 149 patients treated with zelenectide pevedotin, results showed TRPN in 28% of patients, nearly all of which were low grade. One Grade 3 event of neuralgia was reported in a patient treated with zelenectide pevedotin following prior therapy with enfortumab vedotin. Among zelenectide pevedotin patients with peripheral neuropathy at baseline, 80% did not develop TRPN during treatment. TRPN had completely resolved in 14% of zelenectide pevedotin patients and 26% had some resolution or improvement at the time of reporting, though post-treatment follow-up was limited. The median time to resolution or improvement of TRPN was 2.2 weeks for zelenectide pevedotin.

In January 2025, we also announced updated topline results from the ongoing Phase I trial evaluating 5 mg/m2 weekly of zelenectide pevedotin plus 200 mg of pembrolizumab once every three weeks. In 22 previously untreated cisplatin-ineligible patients with metastatic urothelial cancer, results showed an ORR of 65% among all 20 efficacy-evaluable patients, and an ORR of 50% among patients with confirmed responses. Of the three unconfirmed responses, one patient remained on treatment. A median duration of response is not yet mature, with 12 patients still on treatment. The safety and tolerability profile continues to be broadly consistent with other Phase I zelenectide pevedotin monotherapy and combination cohorts. Adverse events of interest such as peripheral neuropathy, skin reactions and eye disorders were primarily low grade. All cases of Grade 3 treatment-related adverse events of interest were reversible, and there were no Grade 4 or Grade 5 treatment-related adverse events of interest.

Our ongoing Phase II/III registrational trial, Duravelo-2, is evaluating zelenectide pevedotin plus pembrolizumab versus chemotherapy in patients with previously untreated metastatic urothelial cancer, or Cohort 1, as well as zelenectide pevedotin monotherapy and in combination with pembrolizumab in patients with previously treated metastatic urothelial cancer, or Cohort 2. In each cohort, two doses of zelenectide pevedotin, 5 mg/m2 weekly and 6 mg/m2 two weeks on, one week off, are initially being assessed before an optimized dosage is selected.

In addition to the above, in December 2024, we announced data showing the enhanced anti-tumor activity of zelenectide pevedotin monotherapy in breast cancer patients with NECTIN4 gene amplification at the 2024 San Antonio Breast Cancer Symposium, or SABCS, and shared topline monotherapy data for zelenectide pevedotin in non-small cell lung cancer patients with NECTIN4 gene amplification.

Gene amplification is a common mechanism by which cancer cells gain function. We have identified that the NECTIN4 gene sits on a commonly amplified chromosomal site in cancer, creating more copies of the gene and often translating to more protein expression. As zelenectide pevedotin binds to Nectin-4, it was hypothesized that NECTIN4 gene amplification may predict response and could serve as a biomarker for therapy stratification. We conducted a post-hoc analysis of 38 heavily pretreated breast cancer patients enrolled in the Phase I/II clinical trial for zelenectide pevedotin, of which 32 were confirmed to have triple-negative breast cancer. The majority were treated with zelenectide pevedotin 5 mg/m2 weekly.

Of the 38 breast cancer patients enrolled, 35 patients were efficacy-evaluable. Additionally, 23 breast cancer patient samples were available for NECTIN4 testing, of which eight demonstrated NECTIN4 gene amplification or harbored NECTIN4 polysomy. Results showed an ORR of 62.5% among eight breast cancer patients with NECTIN4 gene amplification or polysomy, with five partial responses, compared to an ORR of 14.3% among all efficacy-evaluable patients. Of the five partial responses, four were confirmed and one was unconfirmed. All responses were seen in patients with NECTIN4 gene amplification and/or polysomy. Of the 32 triple-negative breast cancer patients enrolled, 30 patients were efficacy evaluable. Additionally, 19 triple-negative breast cancer patient samples were available for NECTIN4 testing, of which seven demonstrated NECTIN4 gene amplification or harbored NECTIN4 polysomy. Results showed an ORR of 57.1% among triple-negative breast cancer patients with NECTIN4 gene amplification or polysomy, with four partial responses, compared to an ORR of 13.3% among all efficacy-evaluable triple-negative breast cancer patients. Of the four partial responses, three were confirmed and one was unconfirmed. All responses were seen in patients with NECTIN4 gene amplification and/or polysomy. All three patients with NECTIN4 gene amplification who responded to zelenectide pevedotin had prior treatment with sacituzumab govitecan.

In this study of heavily pretreated breast cancer patients, zelenectide pevedotin was generally well tolerated, and its safety and tolerability profile was consistent with data from other Phase I/II clinical trial cohorts. Low rates of treatment-related adverse events at or above Grade 3 and treatment-related serious adverse events at or above Grade 3 occurred. The most common treatment-related adverse events were fever, nausea and diarrhea. Treatment-related adverse events of interest, including peripheral neuropathy and skin reactions, were low grade.

We also conducted a post-hoc analysis of 40 pretreated patients with non-small cell lung cancer enrolled in the Phase I/II clinical trial for zelenectide pevedotin. The majority of patients received zelenectide pevedotin 5 mg/m2 weekly. Of the 40 patients enrolled, 34 patients were efficacy-evaluable. Additionally, 19 patient samples were available for NECTIN4 testing, of which six demonstrated NECTIN4 gene amplification. Five out of six patients with NECTIN4 gene amplification were efficacy evaluable. Results showed an ORR of 40% among patients with NECTIN4 gene amplification, with two partial responses, compared to 8.8% among all efficacy-evaluable patients, with three partial responses. Of the three partial responses, two were confirmed and one was unconfirmed. Two out of three responses were seen in patients with NECTIN4 gene amplification. The safety and tolerability profile of zelenectide pevedotin was broadly consistent with data from other Phase I/II clinical trial monotherapy cohorts.

Based on the data from these studies, we plan to advance development of zelenectide pevedotin in broader indications outside of metastatic urothelial cancer utilizing a NECTIN4 gene amplification strategy to target patients who have the potential for significantly deeper responses. In January 2025, we announced that the FDA granted FTD to zelenectide pevedotin for the treatment of adult patients with previously treated, NECTIN4 gene-amplified, advanced or metastatic triple-negative breast cancer and non-small cell lung cancer. Over the course of 2025, we plan to initiate several additional Phase I/II clinical trials to assess zelenectide pevedotin in NECTIN4 gene-amplified breast cancer, lung cancer and multiple other cancers.

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

Clinical Development

We are currently evaluating BT5528 in a company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced solid tumors associated with EphA2 expression. BT5528 has been granted FTD for treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer. In September 2024, we announced updated Phase I/II clinical results for BT5528 in advanced solid tumors, including metastatic urothelial cancer and ovarian cancer, at the ESMO Congress 2024, as described below.

Updated results from the ongoing Phase I/II clinical trial evaluating 6.5 mg/m2 every two weeks and 5 mg/m2 weekly of BT5528 monotherapy in patients with advanced solid tumors showed an ORR of 12% among 113 efficacy-evaluable patients with advanced solid tumors. Of these, the highest anti-tumor activity was in metastatic urothelial cancer, with a 34% ORR in all efficacy-evaluable patients enrolled in the dose escalation and expansion cohorts. Among patients receiving 6.5 mg/m2 every two weeks, a 31% ORR was observed in the dose escalation and expansion cohort and a 45% ORR was observed in the expansion cohort only. A lower, but acceptable ORR of 27% was observed in patients receiving 5 mg/m2 weekly. There were no objective responses observed in patients with ovarian cancer who received 5 mg/m2 weekly. However, five patients maintained stable disease at the time of data cut off. In addition, the updated results suggested a correlation between EphA2 expression and response. Among 14 patients with metastatic urothelial cancer who had available immunohistochemistry and response data, a 43% ORR was observed in EphA2-positive patients compared to a 20% ORR in EphA2-negative patients.

BT5528 showed an emerging differentiated safety profile, with none of the hemorrhage events or hematological toxicities that have been associated with other EphA2-targeting drug conjugates. Low rates of TRPN were observed following monotherapy treatment with BT228. In 74 patients treated with BT5528 at 6.5 mg/m2 every two weeks, results showed TRPN in 19% of patients, nearly all of which were low grade, with no events at or above Grade 3. TRPN had completely resolved in 21% of BT5528 patients and 21% had some resolution or improvement at the time of reporting, though post-treatment follow-up was limited. The median time to resolution or improvement of TRPN was 1.7 weeks for BT5528.

We have begun assessing BT5528 at 6.5 mg/m2 every two weeks in combination with nivolumab and are further evaluating BT5528 in certain other tumor indications. Results from the combination cohort are expected in 2025.

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

Clinical Development

We are evaluating BT7480 in a company-sponsored Phase I/II clinical trial. In September 2024, we announced updated Phase I/II clinical trial results for BT7480 in advanced solid tumors at the ESMO Congress 2024, as described below.

Initial data from the dose escalation portion of the Phase I/II clinical trial evaluating BT7480 in patients with advanced solid tumors showed an emerging differentiated safety and tolerability profile among 39 patients assigned to receive one of 10 different doses of BT7480, ranging from 0.002-3.5 mg/kg weekly, with a low number of severe adverse events. Low rates of adverse events at or above Grade 3 were observed, with 8% of patients experiencing treatment-related adverse events at or above Grade 3 and 5% of patients experiencing treatment-related severe adverse events at or above Grade 3. No such events were observed among those patients receiving the highest dose of 3.5 mg/kg. The best overall response observed was stable disease in 13 patients, five of whom had non-small cell lung cancer. Stable disease was prolonged in three patients, two with non-small cell lung cancer and one with anal cancer. In addition, there were two unconfirmed partial responses, both in patients with cervical cancer. Preliminary biomarker analyses that support BT7480 dual targeting of CD137 and Nectin-4 as demonstrated by enhanced immune cell activation, aligned with the proposed mechanism of action of BT7480.

We are evaluating BT7480 in an ongoing company sponsored Phase I/II clinical trial as a monotherapy and in combination with nivolumab. Results from the combination cohort are expected in 2025.

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

Schematic of Proposed Bicycle Radionuclide Conjugates

Bicycle molecules have ideal properties for radioisotope delivery due to their low molecular weight, high selectivity and high affinity for their intended target and rapid systemic clearance. Our strategy for radiopharmaceuticals involves (i) partnering with industry and academic leaders in the radiopharmaceutical field to build our understanding and deepen our knowledge base, (ii) pursuing novel targets with first-in-class potential by using early human imaging agents to direct indication selection for theranostics and build programs in a data-driven manner and (iii) studying our BRC molecules with a range of isotopes to select that which best aligns with target biology and indication. We plan to partner with various isotope suppliers and have signed a letter of intent with leading isotope technology company Eckert & Ziegler to put in place an agreement to supply a range of radioisotopes and develop and manufacture BRC molecules.

We are developing a pipeline of novel binders with optimized properties for radioisotope delivery. In October 2024, first human imaging data for a BRC molecule targeting MT1-MMP was presented by the German Cancer Consortium, or DKTK, at the European Association for Nuclear Medicine, or EANM, 2024 Congress. During an oral presentation, DKTK focused on a case study in a 65-year old male diagnosed with advanced pulmonary adenocarcinoma, the most common type of non-small cell lung cancer, in the lung and lymph nodes confirmed by endobronchial ultrasound biopsy. The patient received fluorine-18-labelled FDG-PET/CT imaging, and two weeks later received MT1-MMP PET/CT imaging up to one hour post injection of the gallium-68-labelled BRC tracer.

Both scans revealed multiple lymph node metastases and bone metastases in the sternum. MT1-MMP imaging demonstrated tracer uptake in the primary tumor in the lung and lymph node and bone metastases, consistent with FDG imaging. Additionally, the MT1-MMP BRC tracer showed renal excretion, with all other organs showing only negligible tracer uptake. Clear imaging contrast was also observed at early time points.

In addition, at the EANM 2024 Congress, we presented preclinical data demonstrating the suitability of Bicycle molecules to deliver indium to tumors in vivo due to their favorable properties, including specific tumor uptake, rapid tumor penetration and rapid renal elimination. Imaging showed how the biodistribution profile of BRC molecules can be optimized to maintain high tumor uptake and retention while significantly reducing kidney uptake and retention. Altogether, we believe the data presented at EANM validates the potential of MT1-MMP as a novel target in the treatment of cancer, demonstrate the translatability of BRC preclinical data and highlight the potential of Bicycle molecules for targeted radionuclide therapy. We have selected tumor antigen EphA2 as our second BRC molecule target. We plan to generate additional human imaging data for BRC molecules targeting MT1-MMP and EphA2 in 2025, which we expect to further inform our drug discovery efforts, and we are targeting our first radiotherapeutic program to begin clinical trials in 2026.

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

Ionis

On July 9, 2021, we and Ionis entered into a collaboration and license agreement, or the Ionis Collaboration Agreement. Pursuant to the Ionis Collaboration Agreement, we granted to Ionis a worldwide exclusive license under our relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor), or TfR1 Bicycle molecules, intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, we have the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan which was completed as of December 31, 2024, and thereafter Ionis is responsible for all future research, development, manufacture and commercialization activities. We performed research and discovery activities including a baseline level of effort for a period of three years. We have retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

We also granted Genentech a non-exclusive research license under our intellectual property solely to enable Genentech to perform any activities under the agreement. After we perform the initial discovery and optimization activities in accordance with an agreed research plan and achieve specified criteria, Genentech will have the option to have us perform initial pre-clinical development and optimization activities for each Genentech Collaboration Program, or the LSR Go Option. Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech will have the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program for each of the initial two Genentech Collaboration Programs and each of the two Expansion Option Genentech Collaboration Programs, or the Dev Go Option. Genentech terminated the collaboration activities for one of the initial Genentech Collaboration Programs in June 2023. In January 2024, the joint research committee reached a decision to discontinue research activities associated with the first Expansion Option program and in January 2025, Genentech terminated the collaboration activities for the second Expansion Option program. The remaining Genentech Collaboration Program remains ongoing.

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

Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Company-Owned Intellectual Property

As of December 31, 2024, our patent portfolio included 10 patent families directed to novel scaffolds, linkers and payloads, 10 patent families directed to our platform technology, 48 patent families directed to bicyclic peptides and related conjugates, and 21 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications.

We own at least 11 patent families relating to our product candidate zelenectide pevedotin, including patent families directed to its composition of matter, methods of use for treating cancer, synthetic routes to zelenectide pevedotin and methods of identifying patients suitable to receive zelenectide pevedotin. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2039 and 2044, not including any patent term extensions and/or patent term adjustments.

We own at least eight patent families relating to our product candidate BT5528, including patent families directed to its composition of matter, methods of use for treating cancer and methods of identifying patients suitable to receive BT5528. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2038 and 2044, not including any patent term extensions and/or patent term adjustments.

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

In total, as of December 31, 2024, we owned about 481 patents in the United States and in foreign jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore. In addition, as of December 31, 2024, we had about 529 patent applications pending in the United States and in foreign jurisdictions, such as Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore and Taiwan, as well as pending international applications under the Patent Cooperation Treaty, or PCT. These patents, as well as any patents that may be issued from these patent applications, are generally expected to have terms that will expire at various dates between February 2029 and December 2044, not including any patent term extensions and/or patent term adjustments.

In total, as of December 31, 2024, we owned 106 trademark registrations across six territories (United Kingdom, European Union, United States, Japan, Hong Kong and Australia), as well as a number of pending applications for new trademarks.

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

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of multinational companies as well as biotechnology companies are developing programs for the targets that we are exploring for our BTC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Corbus Pharmaceutical Holdings, Inc., Innate Pharma SA and Mabwell Therapeutics, Inc. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments as well as radiopharmaceutical therapies. In addition, we are aware that technologies for drug discovery, including peptide-based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

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

We operate an outsourced model for the manufacture of our product candidates, and contract with multiple good manufacturing practice, or GMP, licensed pharmaceutical contract development and manufacturing organizations, both for the synthesis of each drug substance component, and the formulation and packaging of finished drug product candidates. We selected these organizations based on their experience, capability, capacity and regulatory status. Projects are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process. We do not own or operate GMP manufacturing facilities, nor do we currently plan to build our own GMP manufacturing capabilities for production of clinical or commercial supply.

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

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within 10 months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. All ongoing trials are now subject to the provisions of the CTR.

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

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

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

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of 10 years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Our results of operations could be adversely affected by the Affordable Care Act, the Inflation Reduction Act of 2022, or IRA, and by other healthcare legislative reforms that may be enacted or adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of certain healthcare providers, healthcare clearinghouses and health plans, known as covered entities, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity or another business associate, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For further information concerning the data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and third parties’ with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.”

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The ACA, which was signed into law in 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been judicial, executive branch and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, President Biden signed the IRA into law which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how any additional healthcare reform measures of the new Trump administration or future legal challenges will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

In addition, the IRA will, among other things, (i) allow HHS to negotiate the price of certain drugs and biologics covered that have been on the market for at least seven years under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively starting in 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to 15 additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

In addition, in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products, or ATMPs, it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. Pricing and reimbursement decisions, based on these assessments, remain the responsibility of individual Member States.

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

Brexit and the Regulatory Framework in the United Kingdom

As a result of the United Kingdom’s, or U.K., withdrawal from the EU on January 31, 2020 (commonly referred to as Brexit), the Medicines and Healthcare products Regulatory Agency, or MHRA, is now the U.K.’s standalone regulator for medicinal products and medical devices. The U.K. is no longer subject to EU regulations (Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products).

The U.K. regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into U.K. national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the U.K. legislation for clinical trials. The U.K. government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation, and such changes were laid before Parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the U.K. regulations into closer alignment with the EU CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the U.K. are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the U.K. As a result, since this date, companies established in the U.K. cannot use the EU centralized procedure. In order to obtain an MA to commercialize products in the U.K., an applicant must be established in the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the U.K. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into U.K. marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. On January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated in Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. Pursuant to the Windsor Framework holders of Great Britain marketing authorizations converted into U.K. marketing authorizations on January 1, 2025 unless the entities holding such marketing authorizations also held a Northern Ireland marketing authorization that they failed to cancel before December 31, 2024. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a U.K.-wide licensing process for medicines.

There is no pre-marketing authorization orphan designation for medicinal products in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the U.K., rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the U.K.

Employees and Human Capital

As of December 31, 2024, we had 305 full-time or part-time employees, including 113 with M.D. or Ph.D. degrees. Of these employees, 235 employees are engaged in research and development activities and 70 employees are engaged in general and administrative activities. Our employees are primarily based at the locations of our office and laboratory facilities: 188 are located in the United Kingdom and 117 are located in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, developing, retaining, incentivizing and integrating our existing and additional employees to support the continued growth of our company and progress the development of our product candidates. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Toxin Conjugate, or BTC®, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular development strategy, product candidate or indication and fail to capitalize on strategies, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $169.0 million, $180.7 million and $112.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $680.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our revenue to date has been primarily generated from our research collaborations with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc., or Ionis, and Genentech Inc., or Genentech. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash and cash equivalents of $879.5 million as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Within our BTC programs, we are evaluating zelenectide pevedotin, formerly BT8009, a BTC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with Nectin-4 expressing advanced malignancies and an ongoing Phase II/III registrational trial called Duravelo-2, and BT5528, a BTC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies associated with EphA2 expression. We are also evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BTC molecules or Bicycle TICA molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BTC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BTC molecules, Bicycle TICA molecules, and our other product candidates, including our BRC molecules, will depend on, among other things, our ability to:

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

In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive continued to apply on a transitional basis until January 31, 2025, by which date, all ongoing trials under the Clinical Trials Directive became subject to the provisions of the CTR and all new trials since January 31, 2023 have been subject to the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

The U.K.’s regulatory framework in relation to clinical trials is derived from existing legislation of the EU (as implemented into the law of the U.K., through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the U.K.’s legislation for clinical trials. The U.K.’s government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These changes were laid before parliament on December 12, 2024 and if adopted will bring the U.K. into closer alignment with the EU.

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our product candidates. The FDA, EMA or the European Commission or any other comparable regulatory authority may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

In addition, clinical testing of zelenectide pevedotin, BT5528, and BT7480 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of zelenectide pevedotin, BT5528 and BT7480 are ongoing, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we aligned with the FDA on the design of a Phase II/III registrational trial for zelenectide pevedotin, called Duravelo-2, which is currently enrolling, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Three of our product candidates are currently undergoing safety testing in the form of Phase I/II or Phase II/III clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that zelenectide pevedotin, BT5528, BT7480, or any other of our product candidates are safe in humans.

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

We may expend our limited resources to pursue a particular development strategy, product candidate or indication and fail to capitalize on strategies, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

In August 2024, we focused our research and development pipeline on clinical programs and research areas that we believe have the highest potential to maximize value creation and we consolidated all discovery research activities to our headquarters in Cambridge, U.K. Moving forward, we will prioritize the clinical development of BTC molecules in multiple tumor types and focus our near-term research efforts on advancing our BRC pipeline and the discovery of next-generation BTC molecules. Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our recent resource allocation decisions, and those we may make in the future, may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

The withdrawal of the U.K. from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

Following Brexit, the U.K. and the EU signed a EU-U.K. Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021, and entered into force on May 1, 2021. The TCA primarily focuses on ensuring free trade between the EU and the U.K. in relation to goods, including medicinal products. Among the changes that have occurred are that the U.K. is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow certain limited EU regulatory rules, including in relation to medical devices, but not in relation to medicinal products. As part of the TCA, the EU and the U.K. recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use.

On February 27, 2023, the U.K. government and the European Commission reached a political agreement on the so-called “Windsor Framework.” The Windsor Framework is intended to revise the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023, and the arrangements under the Windsor Framework relating to medicinal products took effect on January 1, 2025. As it relates to marketing authorizations, the U.K. has a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland continued, until January 1, 2025, to be covered by the marketing authorizations granted by the European Commission but the Windsor Framework provides that the MHRA is the sole regulatory body responsible for granting marketing authorizations for Northern Ireland as of January 1, 2025.

A significant proportion of the regulatory framework in the U.K. applicable to medicinal products is currently derived from EU Directives and Regulations. The potential for U.K. legislation to diverge from EU legislation following Brexit could materially impact the regulatory regime with respect to the development, manufacture, import, approval, and commercialization of our product candidates in the U.K. or the EU. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

All of these changes could increase our costs and otherwise adversely affect our business. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of zelenectide pevedotin, BT5528, BT7480, and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as biotechnology companies are developing programs for the targets that we are exploring for our BTC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Corbus Pharmaceutical Holdings, Inc., Innate Pharma SA and Mabwell Therapeutics, Inc. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union. These countries have broad discretion in setting prices and we cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be lawfully marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we, or any collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

Moreover, efforts by governments and payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate reimbursement for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Our results of operations could be adversely affected by the Patent Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, the Inflation Reduction Act of 2022, or the IRA, and by other healthcare legislative reforms that may be enacted or adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and applies as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the level of the European Union for joint clinical assessments in these areas. The Regulation permits Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the U.K. has left the EU, Regulation No 2021/2282 on HTA does not apply in the U.K. However, the U.K. Medicines and Healthcare products Regulation Agency, or MHRA is working with U.K. HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various U.S. federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

●	the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

●	the U.S. federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to U.S. state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For further information concerning the data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenues or profits, and other adverse business consequences.”

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, imprisonment, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the ACA, which was signed into law in 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for the health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of ACA. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket costs and creating a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the new Trump administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. The IRA, among other things, (i) allows HHS to negotiate the price of certain high-expenditure drugs and biologics that have been on the market for at least seven years and covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to 15 additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (and third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent applicable, the exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, referred to collectively as CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA allows for fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data maintained by covered entities about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, and these developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties with whom we work.

Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or U.K. GDPR, impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Our employees and personnel may use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal data in generative artificial intelligence technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative artificial intelligence. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative artificial intelligence, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the U.K., have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the U.K. International Data Transfer Agreement and the U.K. Transfer Addendum, the EU-U.S. Data Privacy Framework and the U.K.’s Extension to that Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the relevant Framework and/or Extension), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are also bound by other contractual and industry obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, whitepapers, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflicting among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, misleading or misrepresentative of our actual practices, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy or security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are subject to laws that regulate certain transactions and access to technology. In the United States, these laws include section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export of our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

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

As a company with operations in the U.K., our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;
●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including, without limitation, restrictive regulations such as the EU GDPR and U.K. GDPR governing the use, processing, and cross-border transfer of personal data;

●	changes in non-U.S. regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment, including the implications of Brexit and the recent presidential election in the United States;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

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

Cyber-attacks, failures in or interruptions of, or other compromise to our information technology systems, or those of third parties with whom we work, or our data could result in adverse consequences that materially affect our business, including without limitation, regulatory investigations or actions, litigation, fines and penalties, information theft, data corruption, harm to our reputation and brand, significant disruption of our business operations, and other adverse consequences.

In the ordinary course of business, we and the third parties with whom we work and may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability conduct our research and development programs and our clinical trials. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of sensitive data (including data related to clinical trials), loss of income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have established physical, electronic and organizational security measures designed to safeguard and secure our systems against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products or services. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Additionally, our sensitive information, including personal data, could be leaked, disclosed or revealed as a result of, or in connection with, our employees’, personnel’s, or vendors’ use of generative artificial intelligence technologies.

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

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although we are based in the U.K., we source research and development, manufacturing, consulting and other services from the United States, European Union and Asia that are billed in U.S. dollars. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Global economic events have and may continue to significantly impact local economies and the foreign exchange markets, which may increase the risks associated with sales denominated in foreign currencies.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including zelenectide pevedotin and BT5528 use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates and impair any efforts to transition to replacement manufacturers.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared invalid, generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive objections. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable Intellectual Property Offices in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have been and may in the future be filed against our trademarks, and our trademarks may not survive such proceedings. For example, our U.K. trademark application for “TICA” was successfully opposed in the U.K., Japan and the EU for the majority of goods and services for which we originally applied, and we have abandoned our trademark application for “TICA” in the United States as a result. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through February 20, 2025, the trading price of our ADSs has ranged from $6.24 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of February 20, 2025, we had 47,710,256 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on December 31, 2024, the ordinary shares outstanding prior to the re-designation would have approximately 69% of the voting power and the former non-voting ordinary shares would represent approximately 31% of the voting power.

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

Our existing shareholders may consult with our management and have various impacts on our business affairs.

Based on information available to us, the Baker Entities beneficially own approximately 22.9% of our ordinary shares. While our shareholder base and relative holdings may change over time, the Baker Entities hold the largest ownership position in our outstanding ordinary shares and non-voting ordinary shares. In addition, Felix J. Baker, a member of our board of directors, is a managing member of Baker Bros. Advisors (GP) LLC, which is the sole general partner of Baker Bros. Advisors LP. The interests of the Baker Entities and its affiliates may not always coincide with the interests of other shareholders, and any influence exerted over our business and affairs by these entities may not coincide with the wishes of other shareholders.

In addition, our executive officers and directors and holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 59% of our voting power as of February 20, 2025. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were a PFIC in the 2024 taxable year. In addition, no assurances can be provided that we will not be a PFIC for any future taxable year or that we have not been a PFIC in any prior taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure. In the event we are a PFIC, we intend to provide the information necessary for U.S. holders to make a qualified electing fund, or QEF, election.

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

control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting, as well as the sanction of the U.K. court; and

●	under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law.

General Risks

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Our management is required to assess the effectiveness of our controls over financial reporting annually. Pursuant to Section 404, we are also required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C.     CYBERSECURITY.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, computer hardware and software, and our critical data, which includes proprietary, confidential and sensitive data, including, without limitation, personal data (such as health-related data), intellectual property and trade secrets, referred to collectively as Information Assets. Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor titled: Cyber-attacks, failures in or interruptions of, or other compromise of our information technology systems, or those of third parties with whom we work, or our data could result in adverse consequences that materially affect our business, including without limitation, regulatory investigations or actions, litigation, fines and penalties, information theft, data corruption, harm to our reputation and brand, significant disruption of our business operations and other adverse consequences.

Governance

Our cybersecurity risk management strategy relies on input from management, including our Vice President, Head of Computational & Structural Science, who reports directly to our Chief Technology Officer, and has over 10 years of experience in developing and implementing cybersecurity strategies for companies in the biopharmaceutical industry, as well as our Chief Financial Officer and Chief Legal Officer and General Counsel. We have also formed an Information Risk Assessment Committee, or IRAC, consisting of senior members of the finance, legal, operations and information technology functions, to oversee the management of information security as a whole, including integrating cybersecurity considerations into the company’s overall risk management strategy, and for communicating key priorities to employees. The IRAC meets on a regular basis, generally quarterly, to discuss cybersecurity risk and to review our cybersecurity program.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our incident response team, which includes, but is not limited to, our Vice President, Head of Computational & Structural Science, Chief Legal Officer and General Counsel and Chief Financial Officer. In addition, our incident response processes include reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

Management, including the IRAC, is also responsible for approving budgets, helping prepare for cybersecurity incidents, responding to cybersecurity incidents, approving cybersecurity policies and procedures, reviewing audit reports, and reporting to the board of directors.

Our board of directors oversees our risk management strategy with respect to cybersecurity threats. The board, through its Audit Committee, holds regular meetings, at least quarterly, to discuss issues including our cybersecurity threats. The meetings involve presentations and reports from our management, including our Vice President, Head of Computational & Structural Science, concerning our significant cybersecurity threats and risks and the processes we have implemented to address them.

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

Holders of Ordinary Shares

As of February 20, 2025, there were approximately 45 holders of record of our ordinary shares, three holders of record of our non-voting ordinary shares, and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Registered Securities

Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The performance graph shown below compares the annual change in cumulative total shareholder return on our ADSs with the Nasdaq Composite Index and the Nasdaq Biotechnology Index from December 31, 2019, through the year ended December 31, 2024. The graph assumes an investment of $100 on December 31, 2019 in our ADSs, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes reinvestment of dividends, if any. All index values are weighted by the capitalization of the companies included in the index. The comparisons shown in the graph below are based upon historical data. The share price performance included in this graph is not necessarily indicative of future share price performance. The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or the SEC, on February 20, 2024.

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

Our product candidates zelenectide pevedotin, formerly BT8009, and BT5528, are each a Bicycle Toxin Conjugate, or BTC® molecule. These Bicycle molecules are chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BTC molecule targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing Phase II/III registrational trial called Duravelo-2, and enrollment in both of these trials are ongoing. We are also evaluating BT5528, a BTC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial, for which enrollment is ongoing. Additionally, our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes next-generation BTC molecules and Bicycle Radionuclide Conjugates, or BRC® molecules.

Zelenectide pevedotin has been granted Fast Track Designation, or FTD, by the FDA as a monotherapy for the treatment of adult patients with previously treated locally advanced or metastatic urothelial cancer as well as for the treatment of adult patients with previously treated, NECTIN4 gene-amplified, advanced or metastatic triple-negative breast cancer and non-small cell lung cancer. BT5528 has been granted FTD for the treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer. Zelenectide pevedotin has also been selected to participate in the Chemistry, Manufacturing and Controls, or CMC, Development and Readiness Pilot Program launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates including zelenectide pevedotin, BT5528 and BT7480, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, American Depositary Shares, or ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and borrowings pursuant to a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through December 31, 2024, we have received gross proceeds of $1.4 billion from the sale of ordinary shares, ADSs, non-voting ordinary shares and convertible preferred shares; and $236.6 million of cash payments under our collaboration agreements, including $45.3 million from Bayer, $53.0 million from Novartis, $47.7 million from Ionis and $56.0 million from Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $169.0 million, $180.7 million and $112.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $680.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into later-stage clinical trials and continue preclinical activities and clinical trials for our pipeline programs and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of zelenectide pevedotin, BT5528 and BT7480;
●	seek to identify and develop additional product candidates, including expanding our pipeline of BRC molecules;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of December 31, 2024, we had cash and cash equivalents of $879.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

Components of Our Results of Operations

Collaboration Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with our collaboration partners, including amounts that are recognized related to upfront payments, milestone payments and option exercise payments, amounts due to us for research and development services and reimbursement of certain expenses incurred. In the future, revenue may include additional milestone payments and option exercise payments, and royalties on any net product sales under our collaborations. We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, milestone and other payments, as well as the exercise or expiration of options.

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

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid expenses and other current assets or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contract research organizations, or CROs, contractors and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expense. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, or the BT1718 Cancer Research UK Agreement, pursuant to which the Cancer Research UK Centre for Drug Development sponsored and funded a Phase I/IIa clinical trial for our previous product candidate, BT1718, in patients with advanced solid tumors. The costs incurred by Cancer Research UK were recorded as a liability in accordance with ASC 730, Research and Development as the payments were not based solely on the results of the research and development having future economic benefit. The accrual of the liability is recorded as incremental research and development expense in our consolidated statements of operations and comprehensive loss. See “Other Income (Expense)” for additional information on our accounting for the expiration and termination of the BT1718 Cancer Research UK Agreement.

U.K. research and development tax credits and government grants received are recorded as a reduction to research and development expenses. We receive reimbursements of certain research and development expenditures incurred by our U.K. subsidiaries from one of two U.K. research and development tax credit cash rebate regimes in effect for us for the year ended December 31, 2024: the Small and Medium-sized Enterprises R&D Tax Relief program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, expenses incurred under agreements with third parties that conduct research and development, preclinical activities, clinical activities and manufacturing on our behalf and certain internal overhead costs incurred as part of research projects. Under the SME Program, the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime included in Finance Act 2024, which was enacted in February 2024, increase the cash rebate that may be claimed from such date to 26.97% of qualifying expenditure, if we qualify as “R&D intensive” for an accounting period (broadly, a loss making SME whose relevant R&D expenditure represents 40% for accounting periods beginning on or after April 1, 2023, or 30% for accounting periods beginning on or after April 1, 2024, of its total expenditure for that accounting period). We qualified as an R&D intensive SME for the years ended December 31, 2024 and 2023.

Further amendments to the U.K. R&D tax credit regime included in Finance Act 2024 introduce restrictions (unless limited exceptions apply) on the tax relief that can be claimed for expenditures incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the United Kingdom or such workers are not subject to U.K. payroll taxes. These amendments take effect for accounting periods beginning on or after April 1, 2024, which may limit our ability to claim R&D tax credits for sub-contracted R&D in the future. In addition, for accounting periods beginning on or after April 1, 2024, if we do not qualify as R&D intensive for an accounting period, we will be subject to a merged scheme with a single 20% gross rate applying to all claims. If we no longer qualify for the R&D intensive reimbursement the amount of research and development tax credit may be reduced.

The U.K. research and development tax credit is fully refundable to us after surrendering tax losses and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the U.K. research and development tax credit as a reduction to research and development expenses and is not reflected as part of the income tax provision. If, in the future, any U.K. research and development tax credits generated are needed to offset a corporate income tax liability in the U.K., that portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded as a reduction to research and development expenses.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates, including zelenectide pevedotin, BT5528 and BT7480; (ii) initiate clinical trials for our other product candidates; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	identifying new product candidates to add to our development pipeline, including expanding our pipeline of BRC molecules;
●	completing research and preclinical development of our product candidates;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;

●	successful enrollment in, and the initiation and completion of clinical trials, including conducting future clinical trials of zelenectide pevedotin, BT5528 and BT7480;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, the FDA, the European Medicines Agency, or EMA, or another regulatory authority may require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or we may experience significant trial delays due to patient enrollment or other reasons in which case we would be required to expend significant additional financial resources and time on the completion of clinical development. In addition, we may obtain unexpected results from our clinical trials and we may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the current EU pharmaceutical legislation. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the European Commission proposals may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

Foreign currency transactions in currencies different from the applicable functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates in foreign currencies are recorded in general and administrative expense in the consolidated statements of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosures About Market Risks” for further discussion.

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

Gain on Extinguishment of Research and Development Funding Liability

Gain on extinguishment of research and development funding liability is related to the gain recognized from the extinguishment of the research and development funding liability previously recognized under the BT1718 Cancer Research UK Agreement. In December 2024, we entered into an Expiry and Revenue Sharing Agreement, or the BT1718 Expiration Agreement, with CRTL and Cancer Research UK pursuant to which, among other things, the BT1718 Cancer Research UK Agreement expired and all rights and obligations (other than certain surviving provisions as outlined in the agreement) under the BT1718 Cancer Research UK Agreement expired and terminated. We accounted for the BT1718 Expiration Agreement by applying the concepts of ASC 470, Debt. As all rights and obligations, including our payment obligations, under the BT1718 Cancer Research UK Agreement expire and are terminated, we concluded that the research and development funding liability recorded under the BT1718 Cancer Research UK Agreement is extinguished as we have been legally released from being the primary obligor under the BT1718 Cancer Research UK Agreement. As such, we recognized a gain on extinguishment of the research and development funding liability of $4.5 million during the year ended December 31, 2024, which is recorded within other income, net, in the consolidated statements of operations and comprehensive loss.

(Benefit From) Provision For Income Taxes

We are subject to corporate taxation in the United States and the United Kingdom. We have generated losses since inception and have therefore not paid U.K. corporation tax. The (benefit from) provision for income taxes included in the consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements.

After consideration of our history of cumulative net losses in the U.K., we have concluded that it is more likely than not that we will not realize the benefits of our U.K. deferred tax assets and accordingly we have provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. We intend to continue to maintain a full valuation allowance on our U.K. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to the benefit from income taxes for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Collaboration revenue	$35,275	$26,976	$14,463
Operating expenses:
Research and development	172,966	156,496	81,609
General and administrative	72,181	60,426	49,507
Total operating expenses	245,147	216,922	131,116
Loss from operations	(209,872)	(189,946)	(116,653)
Other income (expense):
Interest and other income	34,284	14,002	5,756
Interest expense	(1,730)	(3,263)	(3,344)
Loss on extinguishment of debt	(954)	—	—
Gain on extinguishment of research and development funding liability	4,476	—	—
Total other income, net	36,076	10,739	2,412
Net loss before income tax provision	(173,796)	(179,207)	(114,241)
(Benefit from) provision for income taxes	(4,765)	1,457	(1,524)
Net loss	$(169,031)	$(180,664)	$(112,717)

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$35,275	26,976	$8,299
Operating expenses:
Research and development	172,966	156,496	16,470
General and administrative	72,181	60,426	11,755
Total operating expenses	245,147	216,922	28,225
Loss from operations	(209,872)	(189,946)	(19,926)
Other income (expense):
Interest and other income	34,284	14,002	20,282
Interest expense	(1,730)	(3,263)	1,533
Loss on extinguishment of debt	(954)	—	(954)
Gain on extinguishment of research and development funding liability	4,476	—	4,476
Total other income, net	36,076	10,739	25,337
Net loss before income tax provision	(173,796)	(179,207)	5,411
(Benefit from) provision for income taxes	(4,765)	1,457	(6,222)
Net loss	$(169,031)	(180,664)	$11,633

Collaboration Revenue

Collaboration revenue increased by $8.3 million in the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increases of $6.3 million from our collaboration with Novartis entered into in March 2023, $2.9 million from our collaboration with Genentech which was primarily due to revenue recognized upon the Genentech joint research committee’s decision to discontinue research activities for Collaboration Program #3 during the year ended December 31, 2024 and the resulting expiration of options that are material rights, and $2.2 million from our collaboration with Bayer entered into in May 2023. These increases were offset by decreases in revenue of $1.9 million from our collaboration with Ionis due to the completion of the combined licenses and research and discovery performance obligation during the year ended December 31, 2024, and $1.2 million from our collaboration with AstraZeneca due to the termination of collaboration activities related to the fourth target and recognition of remaining deferred revenue during the year ended December 31, 2023.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$82,705	$44,135	$38,570
BT5528 (EphA2)	9,119	9,195	(76)
BT1718 (MT1)	250	520	(270)
Bicycle tumor-targeted immune cell agonists	7,840	18,878	(11,038)
Discovery, platform and other expense	30,043	37,295	(7,252)
Employee and contractor related expenses	58,687	46,506	12,181
Share-based compensation	19,424	15,581	3,843
Facility expenses	8,105	8,845	(740)
Research and development incentives and government grants	(43,207)	(24,459)	(18,748)
Total research and development expenses	$172,966	$156,496	$16,470

Research and development expenses increased by $16.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increases of $38.6 million in clinical program expenses for zelenectide pevedotin primarily due to the ongoing Phase II/III Duravelo-2 registrational trial which commenced recruiting patients in the first quarter of 2024, $12.2 million in employee and contractor related expenses primarily attributable to increased headcount and $3.8 million of incremental share-based compensation expense primarily associated with equity grants issued since the prior year. These increases were offset by $18.7 million of incremental U.K. research and development tax incentives primarily associated with increased research and development spending as well as the impact of U.K. R&D tax credit reimbursement rate changes enacted in February 2024, retroactively applied to April 1, 2023, as well as decreases of $11.0 million in Bicycle TICA program development expenses due to the timing of clinical program activities, $7.3 million in discovery, platform and other expenses primarily due to the reprioritization of our pipeline in August 2024, and $0.7 million in facility expenses.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs incurred to support that program to date. Through December 31, 2024, we have incurred approximately $156.6 million, $48.7 million, and $15.7 million of direct external expenses for the development of zelenectide pevedotin, BT5528, and BT1718, respectively, since their candidate nominations, and an aggregate of $49.3 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Personnel-related costs	$23,500	$18,985	$4,515
Professional and consulting fees	20,258	14,814	5,444
Other general and administration costs	9,047	9,137	(90)
Share-based compensation	18,657	16,896	1,761
Effect of foreign exchange rates	719	594	125
Total general and administrative expenses	$72,181	$60,426	$11,755

General and administrative expenses increased by $11.8 million in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase of $5.4 million in professional and consulting fees primarily associated with increased legal and consulting fees to support our growth, an increase of $4.5 million increase in personnel-related costs primarily associated with increased headcount, as well as incremental share-based compensation of $1.8 million primarily associated with equity grants issued since the prior year.

Other Income, net

Other income, net increased by $25.3 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily due to an increase in interest and other income of $20.3 million related to higher interest rates as well as higher average interest-bearing cash and cash equivalents balances period over period, a gain on extinguishment of the research and development funding liability of $4.5 million as a result of the termination of our arrangement with Cancer Research UK for BT1718 in the fourth quarter of 2024, and a decrease in interest expense of $1.5 million due to the repayment and voluntary termination of the Loan Agreement in July 2024. These increases were offset by the loss on extinguishment of debt of $1.0 million recognized in the third quarter of 2024.

(Benefit From) Provision For Income Taxes

The benefit from income taxes of $4.8 million for the year ended December 31, 2024, is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including income tax benefits of approximately $3.5 million recognized during the third quarter of 2024 related to the completion of a U.S. research and development tax credit study. The provision for income taxes of $1.5 million for the year ended December 31, 2023 is primarily associated with a change in estimate that certain research and development expenses incurred by our U.S. subsidiary pursuant to an intercompany service arrangement are not required to be capitalized under IRC Section 174 because our U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research activities, which resulted in an impact to the income tax provision of $2.4 million during the year ended December 31, 2023, offset by the impact of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by the intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception in 2009 through December 31, 2024, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ADSs, ordinary shares, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, payments for research and development services and development milestone payments pursuant to our collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash used in operating activities	$(164,724)	$(60,628)	$(86,111)
Net cash used in investing activities	(1,235)	(2,929)	(18,987)
Net cash provided by financing activities	519,750	250,027	6,692
Effect of exchange rate changes on cash	(694)	1,346	(1,120)
Net increase (decrease) in cash, cash equivalents and restricted cash	$353,097	$187,816	$(99,526)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $164.7 million as compared to $60.6 million for the year ended December 31, 2023. The increase in cash used in operations of $104.1 million is primarily due to the timing of cash receipts in the prior year, including $95.0 million in upfront payments received pursuant to our collaboration agreements with Novartis and Bayer. In addition, during the year ended December 31, 2024, we have incurred higher cash payments associated with ongoing development activities to advance our pipeline, including the initiation of our Phase II/III Duravelo-2 registrational trial for zelenectide pevedotin.

Investing Activities

During the years ended December 31, 2024 and 2023, we used $1.2 million and $2.9 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $519.8 million, primarily consisting of net proceeds of $544.1 million from the private placement completed in May 2024 and $7.5 million from the exercise of share options, offset by payments on debt of $31.9 million associated with the repayment and voluntary termination of the Loan Agreement.

During the year ended December 31, 2023, net cash provided by financing activities was $250.0 million, primarily consisting of net proceeds of $215.1 million from the underwritten public offering in July 2023, $34.2 million from our ATM program and $0.7 million from the exercise of share options.

At-the-Market Program

On June 5, 2020, we entered into a Sales Agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., collectively, the Sales Agents, with respect to an at-the-market, or ATM, program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs. No ADSs were issued or sold pursuant to the Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, we may offer and sell ADSs, representing the same number of our ordinary shares, having an aggregate offering price of up to $117.5 million under the Sales Agreement.

Loan Agreement

On July 9, 2024, we repaid all amounts outstanding, including $30.0 million in outstanding borrowings, $0.1 million in accrued and unpaid interest, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. Upon the termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released. For additional information on the Loan Agreement, see Note 6. “Debt” of our consolidated financial statements included elsewhere in this Annual Report.

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of zelenectide pevedotin, BT5528 and BT7480;
●	seek to identify and develop additional product candidates, including expanding our pipeline of BRC molecules;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

In addition, the following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. “Commitments and contingencies” of our consolidated financial statements.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$9,964	$5,818	$4,146	$—
Finance lease commitments	1,216	256	512	448
Total	$11,180	$6,074	$4,658	$448
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S. under operating leases that expire in March 2026 and December 2027.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $166.2 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of December 31, 2024. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones.

As of December 31, 2024, we had cash and cash equivalents of $879.5 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report.

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

There have been significant disruptions to global financial markets that have contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, worsening global macroeconomic conditions, and employee availability and wage increases, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Collaboration Revenue

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

The terms of these arrangements typically include payment to us of one or more of the following: non-refundable upfront license fees; payments for research and development services and reimbursement of certain expenses incurred; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales-based milestone payments; and royalties on net sales of future products.

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

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligations. We only apply the five-step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each performance obligation based on estimated relative standalone selling prices, and measuring progress towards the satisfaction of each performance obligation.

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

We then recognize as revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of an arrangement.

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

Research and Development Services: The promises under our collaboration agreements may include research and development services to be performed by us on behalf of the customer. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts.

Customer Options: A customer’s right to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If we are not presently obligated to provide, and do not have a right to consideration for delivering additional goods or services, the item is considered an option. We evaluate customer options to obtain additional items (i.e., additional license rights) for material rights, or options to acquire additional goods or services for free or at a discount. Optional future goods and services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future goods and services reflect a significant or incremental discount, they are material rights, and are accounted for as performance obligations. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. As of December 31, 2024, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2024, we had cash and cash equivalents of $879.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in U.S. Treasury obligations and fully collateralized repurchase obligations and that maintain a constant net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange losses of $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For financial reporting purposes, our consolidated financial statements have been translated into U.S. dollars. We translate the assets and liabilities of BicycleTx Limited and BicycleRD Limited into USD at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign currency translation adjustment included in the consolidated statements of shareholders’ equity and as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

Insider Trading Policy

We adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our ordinary shares by directors, officers, employees and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. It is our policy to comply with all applicable laws and regulations relating to insider trading in connection with the repurchase of our securities. A copy of our Amended and Restated Insider Trading Policy, as amended, is filed as Exhibit 19.1 to this report.

ITEM 11.     EXECUTIVE COMPENSATION.

Information regarding our executive compensation required by this item will be contained in our Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay Versus Performance” and “Director Remuneration,” and is hereby incorporated by reference.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accounting fees and services required by this item will be contained in our Proxy Statement in the Proposal titled “Ratification of the Appointment of PricewaterhouseCoopers LLP as our U.S. Independent Registered Public Accounting Firm for the Year Ending December 31, 2025” under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

10.6+

Amended and Restated Bicycle Therapeutics plc 2020 Equity Incentive Plan, or the 2020 Plan and forms of awards thereunder (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 28, 2023).

10.7+	Form of Option Grant Notice and Agreement (for employees) for the 2020 Plan.

10.8+	Form of Option Grant Notice and Agreement (for non-employees) for the 2020 Plan.

10.9+	Form of Restricted Share Unit Grant Notice and Agreement (for employees) for the 2020 Plan.

10.10+	Form of Amended and Restated Restricted Share Unit Grant Notice and Agreement (for employees) for the 2020 Plan.

10.11+	Form of Restricted Share Unit Grant Notice and Agreement (regular settlement for directors) for the 2020 Plan.

10.12+	Form of Amended and Restated Restricted Share Unit Grant Notice and Agreement (regular settlement for directors) for the 2020 Plan.

10.13+	Form of Restricted Share Unit Grant Notice and Agreement (deferred settlement for directors) for the 2020 Plan.

10.14+	Form of Amended and Restated Restricted Share Unit Grant Notice and Agreement (deferred settlement for directors) for the 2020 Plan.

10.15+

Bicycle Therapeutics plc 2024 Inducement Plan, or the 2024 Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-281304), filed with the Securities and Exchange Commission on August 6, 2024).

Number	Description

10.16+

Form of Option Grant Notice and Option Agreement for the 2024 Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-281304), filed with the Securities and Exchange Commission on August 6, 2024).

10.17+

Form of RSU Grant Notice and RSU Agreement for the 2024 Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-281304), filed with the Securities and Exchange Commission on August 6, 2024).

10.18+

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.19+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Kevin Lee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on September 30, 2019).

10.20+

Amendment No. 1 to Service Agreement, dated July 24, 2023, by and between BicycleTx Limited and Kevin Lee (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on November 2, 2023).

10.21+

Employment Agreement, dated June 22, 2023, by and between Bicycle Therapeutics Inc. and Alethia Young (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 3, 2023).

10.22+

Amended and Restated Employment Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Michael Skynner, Ph.D. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.23+

Amended and Restated Employment Agreement, dated January 6, 2022, by and between BicycleTx Ltd. And Michael Skynner, Ph.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

10.24+

Amendment No. 2 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Michael Skynner (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.25+

Service Agreement, dated March 18, 2024, by and between BicycleTx Ltd. and Michael Charles Ferguson Hannay (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 6, 2024).

10.26+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd and Nigel Crockett, Ph.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.27+

Amendment No. 1 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Nigel Crockett (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.28+

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2020 (incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 7, 2020).

Number	Description

10.29+

Employment Agreement, dated March 31, 2023, by and between Bicycle Therapeutics Inc. and Santiago Arroyo (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.30+

Form of letter agreement to amend Service Agreement by and between the BicycleTx Ltd. and its executive officers in the United Kingdom, effective January 1, 2021 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 11, 2021).

10.31+

Service Agreement, dated January 5, 2022, by and between BicycleTx Ltd. and Alistair Milnes (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

10.32+

Amendment No. 1 to Service Agreement, dated February 20, 2023, by and between BicycleTx Limited and Alistair Milnes (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.33+

Consulting Agreement, dated as of April 17, 2024, by and between Bicycle Therapeutics plc and Veronica Jordan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on April 18, 2024).

10.34+

Form of Deed of Indemnity between the Company and each of its directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.35+

Form of Deed of Indemnity between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.36+	Non-Employee Director Compensation Policy, as amended as of December 12, 2024.

10.37††

Discovery Collaboration and License Agreement between BicycleTx Limited and Genentech, Inc., dated February 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 10, 2020).

10.38††

First Amendment to the Discovery Collaboration and License Agreement, dated November 5, 2021, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 4, 2022).

10.39††

Second Amendment to the Discovery Collaboration and License Agreement, dated June 27, 2022, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 4, 2022).

10.40††

Third Amendment to the Discovery Collaboration and License Agreement, dated October 26, 2022, by and between Genentech, Inc. and BicycleTx Limited (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 28, 2023).

10.41††

Collaboration and License Agreement, dated as of July 9, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

Number	Description

10.42††

Amendment No. 1 to Collaboration and License Agreement, dated December 17, 2021, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

10.43††

Amendment No. 2 to Collaboration and License Agreement, dated August 1, 2022, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 3, 2022).

10.44††

Amendment No. 3 to Collaboration and License Agreement, dated April 27, 2023, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 4, 2023).

10.45††

Amendment No. 4 to Collaboration and License Agreement, dated January 17, 2024, between BicycleTx Limited and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on May 2, 2024).

10.46

Share Purchase Agreement, dated as of July 9, 2021, between Bicycle Therapeutics plc and Ionis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on November 4, 2021).

10.47††

Collaboration and Licence Agreement, dated March 27, 2023, by and between BicycleTx Limited and Novartis Pharma AG (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on May 4, 2023).

10.48††

Collaboration and Licence Agreement, dated May 4, 2023, by and between BicycleTx Limited and Bayer Consumer Care AG (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 3, 2023).

10.49

Registration Rights Agreement, dated as of April 18, 2024, by and among Bicycle Therapeutics plc and 667 L.P. and Baker Brothers Life Sciences L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on April 18, 2024).

10.50

Securities Purchase Agreement, dated as of May 23, 2024, by and among Bicycle Therapeutics plc and purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on May 23, 2024).

19.1	Amended and Restated Insider Trading Policy, as amended (adopted September 26, 2019 and amended September 27, 2023).

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

97.1

Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 20, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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
Bicycle Therapeutics plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue recognition - Estimating costs to complete the performance obligations in collaboration and license agreements

As described in Note 9 to the consolidated financial statements, the Company recorded $35.3 million of revenue for the year ended December 31, 2024, in connection with collaboration and license agreements. As disclosed by management, the Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the use of an input method. Management evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of an arrangement. Management recognizes revenue related to amounts allocated to the performance obligations in the collaboration and license agreements as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of full-time equivalent efforts and external costs incurred to date as a percentage of total expected full-time equivalent efforts and external costs, which best reflects the progress towards satisfaction of the performance obligations.

The principal considerations for our determination that performing procedures relating to estimating costs to complete the performance obligations in collaboration and license agreements is a critical audit matter are (i) the significant judgment exercised by management in determining the total costs to complete the performance obligations under such collaboration and license agreements, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected full-time equivalent efforts and external costs to complete the performance obligations under such collaboration and license agreements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to estimating costs to complete the performance obligations in collaboration and license agreements. These procedures also included, among others, (i) testing management’s process for determining estimated costs to complete the performance obligations under the respective collaboration and license agreements, (ii) evaluating the appropriateness of the input method used by management for the recognition of revenue, (iii) testing the completeness, accuracy, and relevance of the data used by management in determining the estimated costs, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the expected full-time equivalent efforts and external costs to complete the performance obligations. Evaluating the reasonableness of significant judgments and assumptions related to the expected full-time equivalent efforts and external costs involved (i) evaluating the identification of circumstances that may warrant a change to estimated costs to complete, (ii) testing the actual costs incurred, and (iii) performing retrospective reviews of costs incurred to evaluate management’s ability to estimate future costs to complete performance obligations.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

February 25, 2025

We have served as the Company’s auditor since 2010.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$879,520	$526,423
Prepaid expenses and other current assets	13,432	11,406
Research and development incentives receivable	35,653	24,039
Total current assets	928,605	561,868
Property and equipment, net	9,516	14,515
Operating lease right-of-use assets	7,673	13,169
Other assets	11,074	5,792
Total assets	$956,868	$595,344
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,793	$13,050
Accrued expenses and other current liabilities	41,246	31,509
Deferred revenue, current portion	10,191	24,978
Total current liabilities	67,230	69,537
Long-term debt, net of discount	—	30,698
Operating lease liabilities, net of current portion	3,990	9,382
Deferred revenue, net of current portion	91,467	110,216
Other long‑term liabilities	1,121	4,579
Total liabilities	163,808	224,412
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 155,876,645 and 59,612,613 shares authorized at December 31, 2024 and December 31, 2023, respectively; 69,061,418 and 42,431,766 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	890	550
Additional paid-in capital	1,472,842	883,446
Accumulated other comprehensive income (loss)	119	(1,304)
Accumulated deficit	(680,791)	(511,760)
Total shareholders’ equity	793,060	370,932
Total liabilities and shareholders’ equity	$956,868	$595,344

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023	2022
Collaboration revenue	$35,275	$26,976	$14,463
Operating expenses:
Research and development	172,966	156,496	81,609
General and administrative	72,181	60,426	49,507
Total operating expenses	245,147	216,922	131,116
Loss from operations	(209,872)	(189,946)	(116,653)
Other income (expense):
Interest and other income	34,284	14,002	5,756
Interest expense	(1,730)	(3,263)	(3,344)
Loss on extinguishment of debt	(954)	—	—
Gain on extinguishment of research and development funding liability	4,476	—	—
Total other income, net	36,076	10,739	2,412
Net loss before income tax provision	(173,796)	(179,207)	(114,241)
(Benefit from) provision for income taxes	(4,765)	1,457	(1,524)
Net loss	$(169,031)	$(180,664)	$(112,717)
Net loss per share, basic and diluted	$(2.90)	$(5.08)	$(3.80)
Weighted average ordinary shares outstanding, basic and diluted	58,207,593	35,592,362	29,660,659

Comprehensives loss:
Net loss	$(169,031)	$(180,664)	$(112,717)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,423	(1,691)	3,775
Total comprehensive loss	$(167,608)	$(182,355)	$(108,942)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	29,579,364	$384	$567,637	$(3,388)	$(218,379)	$346,254
Issuance of ADSs upon exercise of share options	78,074	1	988	—	—	989
Issuance of ADSs, net of commissions and offering expenses of $0.2 million	181,455	2	5,701	—	—	5,703
Issuance of ADSs upon settlement of restricted share units	35,000	—	—	—	—	—
Share-based compensation expense	—	—	26,779	—	—	26,779
Foreign currency translation adjustment	—	—	—	3,775	—	3,775
Net loss	—	—	—	—	(112,717)	(112,717)
Balance at December 31, 2022	29,873,893	387	601,105	387	(331,096)	270,783
Issuance of ADSs upon exercise of share options	54,023	—	681	—	—	681
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $16.0 million	12,384,706	162	249,183	—	—	249,345
Issuance of ADSs upon settlement of restricted share units	119,144	1	—	—	—	1
Share-based compensation expense	—	—	32,477	—	—	32,477
Foreign currency translation adjustment	—	—	—	(1,691)	—	(1,691)
Net loss	—	—	—	—	(180,664)	(180,664)
Balance at December 31, 2023	42,431,766	550	883,446	(1,304)	(511,760)	370,932
Issuance of ADSs upon exercise of share options	554,596	8	7,519	—	—	7,527
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $11.4 million	25,933,706	331	543,796	—	—	544,127
Issuance of ADSs upon settlement of restricted share units	141,350	1	—	—	—	1
Share-based compensation expense	—	—	38,081	—	—	38,081
Foreign currency translation adjustment	—	—	—	1,423	—	1,423
Net loss	—	—	—	—	(169,031)	(169,031)
Balance at December 31, 2024	69,061,418	$890	$1,472,842	$119	$(680,791)	$793,060

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(169,031)	$(180,664)	$(112,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	38,081	32,477	26,779
Depreciation and amortization	7,174	6,546	3,689
Non-cash interest	211	383	442
Loss on extinguishment of debt	954	—	—
Gain on extinguishment of research and development funding liability	(4,476)	—	—
Deferred income tax (benefit) provision	(5,226)	3,306	(4,976)
Other non-cash charges	1,036	661	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,482	(1,641)
Research and development incentives receivable	(11,947)	(3,684)	(9,707)
Prepaid expenses and other assets	(2,044)	(2,072)	(2,020)
Operating lease right‑of‑use assets	4,402	4,186	2,698
Accounts payable	3,095	8,002	2,561
Accrued expenses and other current liabilities	9,698	2,398	12,362
Operating lease liabilities	(4,888)	(4,109)	(2,114)
Deferred revenue	(31,952)	68,951	(2,135)
Other long-term liabilities	189	509	668
Net cash used in operating activities	(164,724)	(60,628)	(86,111)
Cash used in investing activities:
Purchases of property and equipment	(1,235)	(2,929)	(18,987)
Net cash used in investing activities	(1,235)	(2,929)	(18,987)
Cash flows from financing activities:
Repayment of debt	(31,863)	—	—
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	544,127	249,345	5,703
Proceeds from the exercise of share options and settlement of restricted share units	7,528	682	989
Principal payments on finance lease obligations	(42)	—	—
Net cash provided by financing activities	519,750	250,027	6,692
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(694)	1,346	(1,120)
Net increase (decrease) in cash, cash equivalents and restricted cash	353,097	187,816	(99,526)
Cash, cash equivalents and restricted cash at beginning of period	526,970	339,154	438,680
Cash, cash equivalents and restricted cash at end of period	$880,067	$526,970	$339,154
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$879,520	$526,423	$339,154
Restricted cash included in other assets	547	547	—
Total cash, cash equivalents and restricted cash	$880,067	$526,970	$339,154
Supplemental disclosure of cash flow information
Cash paid for interest on debt	$1,373	$2,753	$2,793
Cash paid for interest on finance lease obligations	$23	$—	$—
Cash paid for income taxes	$792	$562	$2,228
Cash paid for amounts included in the measurement of operating lease liabilities	$5,785	$5,595	$3,154
Changes in purchases of property and equipment in accounts payable and accrued expenses	$(4)	$(1,744)	$1,564
Non-cash impact to operating lease right-of-use assets and operating lease liabilities	$—	$3,898	$3,120
Property and equipment obtained under finance leases	$1,102	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle ® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating zelenectide pevedotin, formerly BT8009, a Bicycle Toxin Conjugate (a “BTC®” molecule) targeting Nectin-4, in both an ongoing company-sponsored Phase I/II clinical trial and an ongoing company-sponsored Phase II/III registrational trial, called Duravelo-2, BT5528, a BTC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in an ongoing company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in an ongoing company-sponsored Phase I/II clinical trial. The Company’s discovery pipeline in oncology includes next-generation BTC molecules and Bicycle Radionuclide Conjugates (“BRC®” molecules). Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

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

Liquidity

As of December 31, 2024, the Company had cash and cash equivalents of $879.5 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. The Company has funded its operations with proceeds from the sale of its ordinary shares, American Depositary Shares (“ADSs”), including in its offerings pursuant to its at-the-market offering program (“ATM”), and non-voting ordinary shares, as well as proceeds received from its collaboration arrangements (Note 9) and proceeds from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $169.0 million, $180.7 million, and $112.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company had an accumulated deficit of $680.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these annual consolidated financial statements.

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

The Company is subject to risks common to companies in the biotechnology and pharmaceutical industries, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, if approved, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. Summary of significant accounting policies

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and research and development incentives receivable, share-based compensation expense, valuation of right-of-use assets and liabilities, gain on extinguishment of research and development funding liability and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Foreign currency and currency translation

The reporting currency of the Company is the U.S. Dollar (“USD”). The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling, and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc., is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded foreign exchange losses of $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. The Company diversifies its cash and cash equivalents in multiple financial institutions and in money market funds that are primarily invested in U.S. Treasury securities that are backed by the U.S. government and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships and investments in money market funds invested in U.S. Treasury securities.

As of December 31, 2024 and 2023, the Company had no accounts receivable. For the years ended December 31, 2024, 2023, and 2022, the Company’s revenue has primarily been generated from collaboration agreements with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”) and AstraZeneca AB (“AstraZeneca”) (Note 9).

The Company relies, and expects to continue to rely, on multiple vendors to manufacture clinical trial materials and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash equivalents of $664.9 million and $72.3 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s consolidated balance sheet.

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

The carrying values of cash, cash equivalents and restricted cash, research and development incentives receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. As of December 31, 2023, the carrying value of the debt approximated its fair value, which was determined using unobservable Level 3 inputs, including quoted interest rates from a lender for borrowings with similar terms.

Debt issuance costs

Debt issuance costs consist of certain third-party legal expenses and payments made to secure commitments under certain debt financing arrangements. These amounts are recorded as a reduction to the carrying value of the associated debt and are recognized as interest expense over the period of the financing arrangement.

Segment and geographic information

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company operates and manages its business as a single operating segment, which is developing a unique class of chemically synthesized medicines based on its proprietary platform.

The Company operates in two geographic regions: the United Kingdom and the United States.

For additional segment information, see Note 15, “Segments and geographic information.”

Leases

Leases are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). The Company determines if an arrangement is or contains a lease at inception. Assets and liabilities related to operating leases are included in operating lease right of use (“ROU”) assets, other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Assets and liabilities related to finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheet.

ROU assets represent the Company’s right to use and control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The ROU asset also includes lease payments made before the lease commencement date and excludes any lease incentives. The Company identifies and assesses the following significant assumptions in recognizing the ROU assets and corresponding lease liabilities:

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, periods covered by an option to extend the lease when it is reasonably certain that the Company will exercise the extension option, or cancelable option periods when it is reasonably certain that the Company would not exercise such cancelation option.
●	Incremental borrowing rate – As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimates the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third-party quotations.
●	Lease and non-lease components – The components of a lease shall be split into three categories, if applicable: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must then be allocated based on fair values to the lease components and non-lease components. The Company’s operating leases for its facilities and finance leases for property and equipment may have both lease components and non-lease components for which the Company has elected to apply the practical expedient to account for each lease component and related non-lease component as one single component. The lease component results in a ROU asset being recorded on the consolidated balance sheets.

For operating leases, lease expense for lease payments is considered operating lease cost and is recognized on a straight-line basis over the lease term. Variable payments for other operating costs, which may be billed based on both usage and as a percentage of the Company’s share of total square footage, are considered variable lease cost and are recognized in the period in which the costs are incurred. For finance leases, amortization expense related to finance lease ROU assets is recognized on a straight-line basis over the earlier of the useful life of the ROU asset or the lease term and interest expense is recognized based on the effective interest method using the Company’s incremental borrowing rate. Operating, variable and finance lease cost are recorded as a component of research and development expenses and general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; payments for research and development services and reimbursement of certain expenses incurred; fees upon the exercise of options to obtain additional services or licenses; payments based upon the achievement of defined collaboration objectives; future regulatory and sales-based milestone payments; and royalties on net sales of future products.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when it is probable that the entity will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each performance obligation based on estimated relative standalone selling prices, and measuring progress towards the satisfaction of each performance obligation.

Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations at contract inception.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, based on the use of an input method.

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

Research and development services: The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the customer. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts.

Customer options: A customer’s right to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If the Company is not presently obligated to provide, and does not have a right to consideration for delivering additional goods or services, the item is considered an option. The Company evaluates the customer options for material rights, such as the ability to acquire additional goods or services for free or at a discount. Optional future goods and services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. If optional future goods and services include a material right, they are accounted for as performance obligations. The Company determines an estimated standalone selling price of any material rights for the purpose of allocating the transaction price. The Company considers factors such as the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

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

The Company receives payments from customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional, such as when the Company has a contractual right to payment per the terms of the contract.

For additional information regarding the Company’s accounting for collaboration revenue, see Note 9, “Significant agreements.”

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

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government’s research and development tax reliefs program. Under the Small and Medium-Sized Enterprises (“SME”) R&D Tax Relief program, the Company is able to surrender trading losses that arise from qualifying research and development expenses incurred by the Company’s subsidiaries in the United Kingdom for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. Amendments to the U.K. R&D tax credit regime included in Finance Act 2024, which was enacted in February 2024, increased the cash rebate that may be claimed to 26.97% of qualifying expenditure, retroactively applied to qualifying expenditures incurred after April 1, 2023, if the Company qualifies as “R&D intensive” for an accounting period (broadly, a loss making SME whose relevant R&D expenditure represents, for accounting periods beginning on or after April 1, 2023, 40%, or, for accounting periods beginning on or after April 1, 2024, 30%, of its total expenditure for that accounting period). The Company was an R&D intensive SME for the years ended December 31, 2024 and 2023.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $43.1 million for the year ended December 31, 2024, including the impact of an increase to U.K. R&D tax credit reimbursement rates enacted with Finance Act 2024 retroactively applied to qualifying expenditures incurred after April 1, 2023. The Company recorded a reduction to research and development expense of $23.5 million and $19.3 million during the years ended December 31, 2023 and 2022, respectively.

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

Prior to 2022, due to a lack of company-specific historical volatility data, the Company’s expected volatility was calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility was calculated based on a period of time commensurate with the assumption used for the expected term. During 2022, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. The Company continues to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its share-based awards. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on ordinary shares.

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

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of ASC Topic 450, Contingencies. The Company expenses costs as incurred in relation to such loss contingencies as general and administrative expense within the consolidated statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the (benefit from) provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. The adoption of ASU 2023-07 had no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the consolidated statements of operations and comprehensive loss, including employee compensation, depreciation and amortization. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU No. 2024-03 on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statement disclosures.

3. Fair value of financial assets and liabilities

At December 31, 2024, the Company had cash equivalents of $664.9 million consisting of money market funds that are primarily invested in U.S. Treasury securities, which are considered Level 1 assets. As of December 31, 2023, the Company had cash equivalents of $72.3 million, consisting of $22.1 million of money market funds and $50.2 million in 30-day term deposits which are considered Level 1 assets. As of December 31, 2024 and 2023, there were no other assets or liabilities measured at fair value on a recurring basis.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Laboratory equipment	$14,658	$15,554
Leasehold improvements	10,903	11,000
Finance lease right-of-use assets	1,033	—
Computer equipment and software	581	532
Furniture and office equipment	1,290	822
	28,465	27,908
Less: Accumulated depreciation and amortization	(18,949)	(13,393)
	$9,516	$14,515

Depreciation and amortization expense was $7.2 million, $6.5 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 included amortization expense of $0.1 million, zero and zero, respectively, related to property and equipment obtained under finance leases.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued employee compensation and benefits	$16,272	$13,394
Accrued external research and development expenses	14,978	11,839
Accrued professional fees	4,196	1,143
Current portion of operating lease liabilities	5,328	4,876
Current portion of finance lease liabilities	175	—
Other	297	257
	$41,246	$31,509

In August 2024, the Company consolidated all discovery research activities to the Company’s headquarters in Cambridge, U.K. As a result, during the year ended December 31, 2024, the Company recognized charges of $2.0 million in severance and other one-time termination benefits which are included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss, of which $1.6 million were paid during the year ended December 31, 2024, and the remaining $0.4 million in unpaid benefits are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of December 31, 2024.

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provided for aggregate maximum borrowings of up to $75.0 million, of which the Company had drawn down an aggregate of $30.0 million in 2021 and 2020. Payments on borrowings under the Loan Agreement were interest-only until April 1, 2025 and interest was paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%, and the Loan Agreement included a 5.0% end-of-term charge payable upon maturity or repayment. The scheduled maturity date was July 1, 2025. On July 9, 2024, the Company repaid all amounts outstanding, including the outstanding borrowings of $30.0 million, accrued and unpaid interest of $0.1 million, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. The Company recognized a loss on extinguishment of debt of $1.0 million during the year ended December 31, 2024 in connection with the repayment and termination of the Loan Agreement.

Interest expense associated with the Loan Agreement for the years ended December 31, 2024, 2023 and 2022 was $1.6 million, $3.1 million and $3.2 million, respectively. Upon termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released.

Debt consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Term loan payable	$—	$30,000
End of term charge	—	946
Unamortized debt issuance costs	—	(248)
Carrying value of term loan	$—	$30,698

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

As of December 31, 2024 and 2023, the Company had not declared any dividends.

As of December 31, 2024 and 2023, the Company’s authorized capital share consisted of 155,876,645 and 59,612,613 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”), and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”), and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of December 31, 2024, there were 47,569,319 ordinary shares issued and outstanding and 21,492,099 non-voting ordinary shares issued and outstanding.

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

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an ATM program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion, American Depositary Shares (“ADSs”), each ADS representing one ordinary share. No ADSs were issued or sold pursuant to the Sales Agreement during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued and sold 1,561,176 ADSs, representing the same number of ordinary shares for gross proceeds of $35.3 million, resulting in net proceeds of $34.2 million after deducting sales commissions and offering expenses of $1.1 million. During the year ended December 31, 2022, the Company issued and sold 181,455 ADSs, representing the same number of ordinary shares for gross proceeds of $5.9 million, resulting in net proceeds of $5.7 million after deducting sales commissions and offering expenses of $0.2 million.

8. Share-based compensation

Employee incentive pool

2024 Inducement Plan

In July 2024, the Company’s board of directors approved the 2024 Inducement Plan. The 2024 Inducement Plan allows for the granting of nonqualified share options, RSUs, and other equity awards to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. Share options granted under the 2024 Inducement Plan have a 10-year contractual life and generally vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments.

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of December 31, 2024, there were 1,251,400 shares available for future issuance under the 2024 Inducement Plan.

As of December 31, 2024, there were options to purchase 248,600 shares outstanding under the 2024 Inducement Plan.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. On June 27, 2022, the Company’s shareholders approved an amendment to the 2020 Plan (the “Amendment”) which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this evergreen provision, on January 1, 2024, the number of shares reserved for issuance under the 2020 Plan was increased by 1,886,294 shares. As of December 31, 2024, there were 463,374 shares available for issuance under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan was increased by 2,378,465 shares effective January 1, 2025.

Share options granted under the 2020 Plan have a 10-year contractual life, and generally vest over either a three-year service period in three equal annual installments for new non-employee director grants, or a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants. Certain options granted to the Company’s non-employee directors vest over a one-year service period in four equal quarterly installments.

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

As of December 31, 2024, there were options to purchase 6,211,123 shares and RSUs for 716,262 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of December 31, 2024, there were 1,773,816 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. As of December 31, 2024, the total number of shares available for issuance under the ESPP was 1,577,671 shares. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2025. As of December 31, 2024, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Research and development expenses	$19,424	$15,581	$10,394
General and administrative expenses	18,657	16,896	16,385
	$38,081	$32,477	$26,779

Share options

The following table summarizes the Company’s option activity since December 31, 2023:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,469,527	$23.13	6.83	$21,920
Granted	2,438,356	19.42	—	—
Exercised	(554,596)	13.57	—	—
Forfeited	(604,561)	27.37	—	—
Outstanding as of December 31, 2024	8,748,726	$22.41	6.81	$9,559
Vested and expected to vest as of December 31, 2024	8,748,726	$22.41	6.81	$9,559
Options exercisable as of December 31, 2024	5,359,049	$21.65	5.60	$9,559

The weighted average grant-date fair value of share options granted during the years ended December 31, 2024, 2023 and 2022 was $13.52 per share, $19.36 per share and $31.45 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2024, 2023 and 2022 was $5.1 million, $0.5 million and $1.5 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded share-based compensation expense for share options granted of $30.2 million, $27.0 million and $21.9 million, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2024	2023	2022
Risk-free interest rate	4.0%	4.0%	2.2%
Expected volatility	77.0%	82.9%	82.5%
Expected dividend yield	—	—	—
Expected term (in years)	6.1	6.1	6.0

As of December 31, 2024, total unrecognized compensation expense related to the share options was $48.3 million, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2023	326,848	$37.40
Granted	617,496	18.26
Vested and settled	(141,350)	37.76
Vested and deferred(1)	(42,000)	18.07
Forfeited	(86,732)	22.15
Unvested outstanding at December 31, 2024	674,262	22.96
Vested but subject to deferred settlement at December 31, 2024(1)	42,000	18.07
Outstanding at December 31, 2024	716,262	$22.67
(1)	The Company granted certain RSUs to the Company’s non-employee directors which provided for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death or (iv) the date of a change in control event.

The fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $3.8 million, $3.0 million and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted for the years ended December 31, 2024, 2023 and 2022 was $7.9 million, $5.5 million and $4.9 million, respectively. As of December 31, 2024, the total unrecognized compensation expense related to RSUs was $11.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

9. Significant agreements

The following table summarizes the revenue recognized from the Company’s collaboration arrangements in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Collaboration revenue
Bayer	$3,393	$1,160	$—
Novartis	8,161	1,909	—
Ionis	8,881	10,734	9,347
Genentech	14,840	11,969	3,565
Dementia Discovery Fund	—	—	386
AstraZeneca	—	1,204	1,165
Total collaboration revenue	$35,275	$26,976	$14,463

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

The Bayer Collaboration Agreement will remain in force on a product-by-product and country-by-country basis, unless earlier terminated by either party, until the expiration of the obligation for Bayer to make royalty payments to the Company for such product in such country, and will terminate in its entirety on the expiration of all such royalty terms in all countries. Either party may terminate the agreement upon 90 days’ written notice for the other party’s uncured material breach (or 20 business days in the case of non-payment by Bayer), subject to extension of such cure period in certain circumstances, or upon the other party’s insolvency. In addition, the Company has the right to terminate in the case of a patent challenge by or on behalf of Bayer (or any of its affiliates or sublicensees). In addition, Bayer may terminate the Bayer Collaboration Agreement (i) in its entirety or with respect to any product, collaboration program or target for any reason upon 60 or 90 days’ written notice to the Company (depending on whether such termination is prior to or following first commercial sale of a licensed product). The closing of the Bayer Collaboration Agreement was subject to the clearance of the transaction under the U.K. National Security and Investment Act 2021, which occurred on June 22, 2023.

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

The transaction price was initially determined to be $47.5 million, consisting of the $45.0 million upfront fee and an estimated $2.5 million for the reimbursement of certain external CRO costs. The Company utilized the expected value method to determine the amount of variable consideration to be received. Additional payments to the Company upon Bayer’s exercise of options are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option. The estimated $2.5 million in variable consideration was first allocated entirely to the first and second target combined performance obligations as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligations and allocating the variable consideration entirely to those performance obligations is consistent with the allocation objective in ASC 606. The remaining transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for the first and second targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees that Bayer would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Bayer would exercise the options, inclusive of the probability of technical success. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations was as follows (in thousands):

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

During the years ended December 31, 2024 and 2023, the Company recognized revenue of $3.4 million and $1.2 million, respectively, in connection with the Bayer Collaboration Agreement. The Company did not recognize revenue in connection with the Bayer Collaboration Agreement during the year ended December 31, 2022. As of December 31, 2024 and 2023, the Company recorded deferred revenue of $40.0 million and $43.6 million, respectively, in connection with the Bayer Collaboration Agreement.

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

Novartis paid a nonrefundable upfront payment to the Company of $50.0 million in April 2023. During the research term, upon achievement of a specified discovery milestone for the first target program, Novartis will make a one-time payment to the Company in the low single digit millions. On a target-by-target basis, if Novartis elects to progress one or more candidate compounds into further development and obtain an exclusive license for commercialization, Novartis will be required to pay a candidate selection fee for the first such Licensed Compound progressed by Novartis that incorporates a radionuclide, and for the first such Licensed Compound that does not incorporate a radionuclide, in each case in the mid-teen millions. Upon declaring a candidate, Novartis will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, Novartis will be required to pay to the Company additional development and regulatory/first commercial sale milestones of up to $210.0 million for each of the first radionuclide product and non-radionuclide product directed to the applicable target upon the achievement of specified milestones, or $840.0 million in the aggregate if Novartis successfully achieves all such milestone events for both a radionuclide and a non-radionuclide product in each of the targets. In addition, the Company is eligible to receive tiered sales milestones based on the achievement of specified levels of net sales of such products totaling up to $200.0 million in the aggregate per product, or $800.0 million in the aggregate if Novartis successfully commercializes both a radionuclide and a non-radionuclide product in each of the target programs. In addition, (i) the Company is eligible to receive, on a therapeutic product-by-therapeutic product basis, tiered royalties on net sales of products by Novartis, its affiliates or sublicensees at percentages ranging from the high single digits to the very low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor, and (ii) the Company is eligible to receive low single digit royalties on net sales of diagnostic products on a diagnostic product-

by-diagnostic product basis and a low single digit percentage of sublicensing income on diagnostic products. Royalties will be payable under the Novartis Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product in a country, until the latest of (a) the expiration of the last valid claim of certain patents licensed by Company to Novartis, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for each of the targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling prices for the material rights were determined based on the fees Novartis would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Novartis would exercise the options, inclusive of the probability of technical success. Based on the relative standalone selling prices, the allocation of the transaction price to the separate performance obligations was as follows (in thousands):

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
$50,000

In November 2024, the Company achieved a specified discovery milestone for the first target program and therefore updated its estimate of the variable consideration to include an additional $3.0 million, that is no longer constrained. The arrangement consideration was increased to $53.0 million. The Company allocated the additional $3.0 million to the performance obligations based on the relative estimated standalone selling prices of each performance obligation.

The Company is recognizing revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately three years and the remaining material rights are expected to be exercised or expire within approximately six years from contract execution. During the year ended December 31, 2024, the Company recognized revenue of $2.5 million upon the expiration of Novartis’ material rights for limited substitution rights for the first and second targets. The research and discovery activities for these targets are ongoing.

During the years ended December 31, 2024 and 2023, the Company recognized revenue of $8.2 million and $1.9 million in connection with the Novartis Collaboration Agreement. The Company did not recognize revenue in connection with the Novartis Collaboration Agreement during the year ended December 31, 2022. As of December 31, 2024 and 2023, the Company recorded deferred revenue of $44.1 million and $50.0 million, respectively, in connection with the Novartis Collaboration Agreement.

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

Ionis Collaboration Agreement

Following the exercise by Ionis of the Ionis Option granted pursuant to the Evaluation and Option Agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan which was completed during the year ended December 31, 2024, and thereafter Ionis will be responsible for all future research, development, manufacture and commercialization activities. The Company performed research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. The Company has retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

In December 2021, the Company and Ionis entered into the first amendment to the Ionis Collaboration Agreement (the “First Ionis Amendment”) and Ionis paid the Company $1.6 million to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. In April 2023, the Company and Ionis entered into the third amendment to the Ionis Collaboration Agreement (the “Third Ionis Amendment”) and Ionis paid the Company $0.8 million and the Company agreed to perform additional research services to continue to evaluate and optimize the new product candidates that target the TfR1 receptor for a period of one year.

Either party may terminate the Ionis Collaboration Agreement for the uncured material breach of the other party or in the case of insolvency. Ionis may terminate the Ionis Collaboration Agreement for convenience on specified notice periods depending on the development stage of the applicable target, either in its entirety or on a target-by-target basis.

Ionis Share Purchase Agreement

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, the Company entered into the Ionis Share Purchase Agreement with Ionis, pursuant to which Ionis purchased 282,485 of the Company’s ordinary shares (the “Ionis Shares”) at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million. The Share Purchase Agreement also provided that, subject to limited exceptions, Ionis could not sell any of the Ionis Shares until July 2022.

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

Accounting Analysis

Upon execution of the Ionis Collaboration Agreement, the Company identified the following promises in the arrangement: (i) a worldwide exclusive license to research, develop, manufacture and commercialize products incorporating TfR1 Bicycle molecules intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans; (ii) research and discovery activities to customize and optimize such TfR1 Bicycle molecules; (iii) four material rights associated with options to obtain credits to be applied towards the IND acceptance fee for four collaboration targets.

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

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling price of the Ionis combined licenses and research and discovery performance obligation was based on the nature of the licenses to be delivered, as well as the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin for what would be expected to be realized under similar contracts. The estimated standalone selling price for the material rights was determined based on the estimated value of the underlying goods and services, and the probability that Ionis would exercise the option. Based on the relative standalone selling price, the initial allocation of the transaction price to the separate performance obligations was as follows (in thousands):

Allocation of
Performance Obligations	Transaction Price
Combined licenses and research and discovery performance obligation	$34,100
Four material rights associated with credits for IND Acceptance fees	3,900
$38,000

During the year ended December 31, 2024, the Company updated its estimate of variable consideration for the reimbursement of CRO costs from $0.6 million to $0.4 million, and the transaction price decreased to $37.8 million.

The Company recognized revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and CRO costs incurred to date as a percentage of total full-time equivalent effort and CRO costs expected, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. As of December 31, 2024, the combined licenses and research and discovery performance obligation was completed and all revenue allocated to the combined licenses and research and discovery performance obligation was recognized. The Company anticipates the material rights may be exercisable or may expire after approximately four to seven years from contract execution.

The Company concluded that the First Ionis Amendment was a separate contract, as the services were distinct from the Ionis Collaboration Agreement, and the price of the contract increased by an amount of consideration that reflects the Company’s standalone selling price. The Company recognized $0.8 million associated with services for an initial six-month period as revenue as the underlying services were performed. The contract included an option to perform additional research services for an additional six months that did not contain a material right and the Company accounted for Ionis’ exercise of the option in October 2022 as a separate contract. The Company recognized $0.8 million associated with the services for the additional six-month period as revenue as the underlying services were performed.

The Company concluded that the Third Ionis Amendment was a contract modification to the separate contract under the First Ionis Amendment, as the services were not distinct from the services provided under the First Ionis Amendment. The Company recognized $0.8 million associated with the services for the additional one-year period as revenue as the underlying services were performed. Revenue was recognized under the First Ionis Amendment and the Third Ionis Amendment using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $8.9 million, $10.7 million and $9.3 million in revenue, respectively, and as of December 31, 2024 and 2023, the Company recorded deferred revenue of $3.6 million and $12.5 million, respectively, in connection with the Ionis Collaboration Agreement, First and Third Ionis Amendments, and Ionis Evaluation and Option Agreement.

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
$33,000

The Company recognizes revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. In June 2023, Genentech terminated Genentech Collaboration Program #2 and revenue of $6.0 million was recognized during the year ended December 31, 2023 related to the expiration of the material right associated with the LSR Go Option for Collaboration Program #2. The Company expects the remaining Genentech Collaboration Performance Program #1 performance obligations will be satisfied over the next one to two years, and the remaining deferred revenue allocated to the LSR Go Option for Collaboration Program #1 will commence revenue recognition when the option is exercised or expires within approximately four to five years from contract execution.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add additional Genentech Collaboration Programs (Genentech Collaboration Program #3 and Genentech Collaboration Program #4) and paid to the Company an expansion fee of $10.0 million for each option. For the first Expansion Option, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for the first Expansion Option, is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. For the first Expansion Option, the additional arrangement consideration of $11.0 million received upon the option exercises and the $3.5 million originally allocated to the first Expansion Option material right is allocated to the underlying goods and services associated with the first Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm associated with the first Expansion Option achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. For the second Expansion Option, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the $3.5 million originally allocated to the second Expansion Option material right is allocated to the underlying goods and services associated with the second Expansion option on the same basis as the initial allocation of the Genentech Collaboration Agreement. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved. The Company recognized the $8.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services and is recognizing $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services are performed using a proportional performance model over the period of service of approximately two to three years for each program using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligations. The amount allocated to the material rights associated with an LSR Go Options for Genentech Collaboration Program #3 and Genentech Collaboration Program #4 of $7.4 million and $7.4 million, respectively, limited substitution material rights of $0.7 million and $0.7 million, respectively, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration Program #4 of $0.1 million were recorded as deferred revenue. In January 2024, the JRC decided to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the year ended December 31, 2024, including $7.5 million related to the expiration of remaining material rights.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $14.8 million, $12.0 million and $3.6 million, respectively, and as of December 31, 2024 and 2023, the Company recorded deferred revenue of 14.0 million and $29.1 million, respectively, in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$296	$(3,393)	$(561)	$39,960
Novartis collaboration deferred revenue	50,008	3,000	(8,161)	(774)	44,073
Ionis collaboration deferred revenue	12,464	90	(8,881)	(86)	3,587
Genentech collaboration deferred revenue	29,104	—	(14,840)	(226)	14,038
Total deferred revenue	$135,194	$3,386	$(35,275)	$(1,647)	$101,658

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2023	Additions	Deductions	Rates	2023
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$—	$45,000	$(1,160)	$(222)	$43,618
Novartis collaboration deferred revenue	—	50,000	(1,909)	1,917	50,008
Ionis collaboration deferred revenue	21,489	960	(10,734)	749	12,464
Genentech collaboration deferred revenue	39,308	—	(11,969)	1,765	29,104
AstraZeneca collaboration deferred revenue	1,076	—	(1,204)	128	—
Total deferred revenue	$61,873	$95,960	$(26,976)	$4,337	$135,194

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at December 31, 2024 or 2023.

As of December 31, 2024, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $31.9 million, $32.0 million, $3.6 million, and $13.5 million, respectively, allocated to material rights that will commence revenue recognition when the respective underlying options are exercised or when the options expires.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$24,266	$19,160	$12,358
Revenue recognized based on expiration of material rights	10,576	7,816	1,433
Revenue recognized based on changes in transaction price	433	—	672
Total	$35,275	$26,976	$14,463

Cancer Research UK

BT1718

On December 13, 2016, the Company entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited (“CRTL”), a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, and Cancer Research UK (the “BT1718 Cancer Research UK Agreement”). Pursuant to the BT1718 Cancer Research UK Agreement, as amended in March 2017 and June 2018, Cancer Research UK’s Centre for Drug Development sponsored and funded a Phase I/IIa clinical trial for BT1718, a BTC molecule, in patients with advanced solid tumors. The Company retained the right to continue the development of BT1718 during the clinical trial. Upon the completion of the Phase I/IIa clinical trial, the Company had the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares, with a combined value in the mid six-digit dollar amount. If such license was not acquired, or if it was acquired and the license was terminated and the Company decided to abandon development of all products that deliver cytotoxic payloads to the MT1 target antigen, CRTL could elect to receive an assignment and exclusive license to develop and commercialize the product on a revenue sharing basis (in which case the Company would receive tiered royalties of 70% to 90% of the net revenue depending on the stage of development when the license is granted). The BT1718 Cancer Research UK Agreement contained additional future milestone payments upon the achievement of development and regulatory milestones, payable in cash and shares, with an aggregate total value of $50.9 million, as well as royalty payments based on a single digit percentage on net sales of products developed. Cancer Research UK could terminate the arrangement for safety reasons or if it was determined that the objectives of the clinical trial will not be met and either party could terminate the arrangement upon an insolvency event, material breach of the terms of the contract, or upon a change in control (and the new controlling entity develops, sells or manufactures tobacco products or generates the majority of its profits from tobacco products or is an affiliate of such party). The Company was required to reimburse Cancer Research UK for certain costs upon specified termination events.

The Company concluded that the costs incurred by Cancer Research UK was a research and development funding liability in accordance with ASC 730, Research and Development, as certain payments were not based solely on the results of the research and development having future economic benefit.

On December 4, 2024, the Company, CRTL and Cancer Research UK entered into an Expiry and Revenue Sharing Agreement (the “BT1718 Expiration Agreement”) pursuant to which (i) the Company did not exercise its option to obtain a license to the results of the clinical trial, (ii) CRTL did not elect to receive an assignment and exclusive license to develop and commercialize the product, (iii) the BT1718 Cancer Research UK Agreement will expire on December 4, 2024, and (iv) all rights and obligations (other than certain surviving provisions as outlined in the agreement) under the BT1718 Cancer Research UK Agreement expired and terminated as of December 4, 2024. Under the terms of the BT1718 Expiration Agreement, the Company agreed to pay to CRTL an upfront payment of £50,000. The Company will also pay to CRTL specified royalty and other payments at percentages in the very low to low single digits related to specified products targeting the MT1 target antigen.

The Company accounted for the BT1718 Expiration Agreement by applying the concepts of ASC 470, Debt. As all rights and obligations, including the Company’s payment obligations, under the BT1718 Cancer Research UK Agreement expired and terminated, the Company concluded that the liability recorded under the BT1718 Cancer Research UK Agreement is extinguished as the Company has been legally released from being the primary obligor under the BT1718 Cancer Research UK Agreement. As such, the Company recognized a gain on extinguishment of the research and development funding liability of $4.5 million during the year ended December 31, 2024, which is recorded within other income, net, in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company recorded a research and development funding liability of zero and $4.3 million, respectively, related to the BT1718 Cancer Research UK Agreement, which is recorded in other long-term liabilities in the consolidated balance sheets.

10. Income taxes

The components of net loss before income tax provision are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
United Kingdom	$(179,610)	$(182,980)	$(116,275)
United States	5,814	3,773	2,034
Total	$(173,796)	$(179,207)	$(114,241)

The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Current income tax provision (benefit)
Federal	$283	$(1,180)	$2,048
State	178	(669)	1,404
Total current income tax provision (benefit)	461	(1,849)	3,452
Deferred income tax (benefit) provision
Federal	(3,772)	2,513	(4,111)
State	(1,454)	793	(865)
Total deferred income tax (benefit) provision	(5,226)	3,306	(4,976)
Total (benefit from) provision for income taxes	$(4,765)	$1,457	$(1,524)

A reconciliation of the (benefit from) provision for income taxes computed at the statutory income tax rate to the (benefit from) provision for income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31,
	2024	2023	2022
(Benefit from) provision for income taxes at statutory rate	25.0%	23.5%	19.0%
Increases (decreases) resulting from:
Tax credits	3.7%	0.6%	0.4%
Change in valuation allowance	(11.2)%	(14.8)%	(16.8)%
Net losses surrendered for research credit	(14.2)%	(11.1)%	(6.5)%
Impact of statutory rate change	—%	2.7%	11.3%
Impact of foreign exchange rates	(1.0)%	(0.1)%	(9.9)%
Other	0.4%	(1.6)%	3.8%
Effective income tax rate	2.7%	(0.8)%	1.3%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Operating loss carryforwards	$81,492	$66,555
Research credit carryforwards	3,362	—
Operating lease liability	2,641	3,680
Share-based compensation	21,035	15,577
Depreciation & amortization	1,508	—
Accrued expenses and other	1,952	2,742
Total deferred tax assets	111,990	88,554
Deferred tax liabilities:
Operating lease right-of-use asset	(2,201)	(3,389)
Total deferred tax liabilities	(2,201)	(3,389)
Valuation allowance	(99,672)	(80,274)
Net deferred tax assets	$10,117	$4,891

During the years ended December 31, 2024, 2023 and 2022, the Company recorded an income tax benefit of $4.8 million, an income tax provision of $1.5 million and an income tax benefit of $1.5 million, respectively. The Company is subject to U.K. corporate taxation. Due to the nature of its business, the Company has generated losses since inception and therefore not paid U.K. corporation tax. The (benefit from) provision for income taxes included in the consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets benefitted in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company’s income tax benefit recognized during the year ended December 31, 2024 is mainly the result of deferred tax assets in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including incremental income tax benefits of approximately $3.5 million recognized during the year ended December 31, 2024 related to the completion of a U.S. research and development tax credit study. The Company’s income tax provision recognized during the year ended December 31, 2023 is primarily related to the completion of an assessment, inclusive of an external tax analysis, during the year ended December 31, 2023, whereby the Company concluded that it is not required to capitalize certain research and development expenses incurred by its U.S. subsidiary associated with contractual research services performed on behalf of its U.K. subsidiary pursuant to an intercompany service arrangement because its U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research services. The change in estimate upon the completion of this analysis resulted in the recognition of an income tax provision of $2.4 million during the year ended December 31, 2023. The Company's income tax benefit recognized during the years ended December 31, 2022 is mainly the result of deferred tax assets benefitted in the U.S. that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company's history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered its history of cumulative net profits in the United States and estimated future taxable income and has concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased in the year ended December 31, 2024 by $19.4 million due to the corresponding increase in U.K. deferred tax assets, primarily due to operating loss carryforwards generated during the year that were not surrendered for research credit utilization. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2024 and 2023.

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

The (benefit from) provision for income taxes shown on the consolidated statements of operations differs from amounts that would result from applying the statutory tax rates to income before taxes primarily because of certain permanent expenses that were not deductible and U.K., U.S. federal and state research and development credits, as well as the application of valuation allowances against the U.K. deferred tax assets.

As of December 31, 2024, the Company had $326.0 million of U.K. operating loss carryforwards that have an indefinite life.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended December 31, 2024 and 2023. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in 11 jurisdictions for state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2023 and 2022 tax years remain open to examination by the HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since 2021 in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

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

Finance Leases

From time to time, the Company may enter into finance lease agreements for property and equipment. As of December 31, 2024, the Company recorded finance lease right-of-use assets of $1.0 million, which are included in property and equipment, net, in the consolidated balance sheets. As of December 31, 2024, the Company recorded finance lease liabilities of $1.0 million, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the consolidated balance sheets. No finance lease right-of-use assets or liabilities were recorded as of December 31, 2023.

The components of the Company’s lease expense are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Operating lease cost	$5,299	$5,408	$3,790
Variable lease cost	2,924	2,777	1,643
Finance lease cost:
Amortization of finance lease right-of-use assets	53	—	—
Interest on finance lease liabilities	23	—	—
Total finance lease cost	$76	$—	$—

The weighted average remaining operating lease term was 2.0 years and 2.9 years as of December 31, 2024 and 2023, respectively, and the weighted average operating lease discount rate was 7.8% and 7.9% as of December 31, 2024 and 2023, respectively. The weighted average remaining finance lease term was 4.7 years as of December 31, 2024, and the weighted average finance lease discount rate was 9.5% as of December 31, 2024.

The following table summarizes the maturities of the Company’s lease liabilities as of December 31, 2024 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$5,818	$256
2026	3,325	256
2027	821	256
2028	—	256
2029	—	192
Present value adjustment	(646)	(224)
Total lease liabilities	9,318	992
Less: current lease liabilities	(5,328)	(175)
Long term lease liabilities	$3,990	$817

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $166.2 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of December 31, 2024. As of December 31, 2024, the Company was unable to estimate the timing or likelihood of achieving these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2024	2023	2022
Numerator:
Net loss	$(169,031)	$(180,664)	$(112,717)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	58,207,593	35,592,362	29,660,659
Net loss per share, basic and diluted	$(2.90)	$(5.08)	$(3.80)

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

	December 31,
	2024	2023	2022
Restricted ordinary shares	716,262	326,848	187,725
Options to purchase ordinary shares	8,748,726	7,469,527	5,898,888
	9,464,988	7,796,375	6,086,613

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2024, 2023 and 2022, the Company made contributions totaling $1.1 million, $0.8 million and $0.5 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the years ended December 31, 2024, 2023 and 2022, the Company made contributions totaling $2.9 million, $2.2 million and $1.4 million, respectively, to the U.K. Plan.

14. Related party transactions

Consulting Agreement with Stone Atlanta Estates LLC

The Chairman of the Company’s board of directors is associated with Stone Atlanta Estates LLC, the successor-in-interest to Stone Sunny Isles Inc., which provided consultancy services to the Company totaling $0.3 million, $0.2 million and $0.2 million during each of the years ended December 31, 2024, 2023 and 2022, respectively.

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

15. Segments and geographic information

The Company operates and manages its business as a single operating segment, which is developing a unique class of chemically synthesized medicines based on its proprietary platform. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer (“CEO”). The CODM reviews consolidated operating results, manages the business on a consolidated basis and utilizes consolidated net loss from the consolidated statements of operations and comprehensive loss as the primary measure of segment profit or loss in making decisions surrounding allocating resources and assessing performance of the Company. The CODM is regularly provided detailed expense information, including expenses by program and expense category, and the CODM makes decisions surrounding capital and personnel allocation using this information on a consolidated basis.

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Collaboration revenue	$35,275	$26,976	$14,463
Significant segment expenses:
Research and development:
Zelenectide pevedotin (Nectin-4)	82,705	44,135	11,054
BT5528 (EphA2)	9,119	9,195	10,702
BT1718 (MT1)	250	520	692
Bicycle tumor-targeted immune cell agonists	7,840	18,878	11,268
Discovery, platform and other expense	30,043	37,295	21,811
Employee and contractor related expenses	58,687	46,506	31,346
Share-based compensation	19,424	15,581	10,394
Facility expenses	8,105	8,845	5,155
Research and development incentives and government grants	(43,207)	(24,459)	(20,813)
Total research and development	172,966	156,496	81,609
General and administrative:
Personnel-related costs	23,500	18,985	13,948
Professional and consulting fees	20,258	14,814	9,836
Other general and administrative costs	9,047	9,137	8,783
Share-based compensation	18,657	16,896	16,385
Effect of foreign exchange rates	719	594	555
Total general and administrative	72,181	60,426	49,507
Total significant segment expenses	245,147	216,922	131,116
Other segment items(1)	40,841	9,282	3,936
Segment net loss	$(169,031)	$(180,664)	$(112,717)
(1)	Other segment items include interest and other income, interest expense, loss on extinguishment of debt, gain on extinguishment of research and development funding liability and (benefit from) provision for income taxes.

The Company does not regularly provide the CODM with detailed segment asset information other than what is included in the consolidated balance sheets. Please refer to the consolidated financial statements and the accompanying notes to the consolidated financial statements for segment asset information.

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating lease ROU assets, held in different geographic regions is presented in the table below (in thousands):

	December 31,
	2024	2023
United States	$3,037	$7,486
United Kingdom	14,152	20,198
	$17,189	$27,684

The Company’s collaboration revenue is attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company expects to recognize revenue of approximately $7.4 million of deferred revenue allocated to the material right associated with the LSR Go Option for Collaboration Program #4 in the first quarter of 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: February 25, 2025	/s/ Kevin Lee
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

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	February 25, 2025
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Alethia Young	Chief Financial Officer	February 25, 2025
Alethia Young	(Principal Financial Officer)

/s/ Travis Thompson	Chief Accounting Officer	February 25, 2025
Travis Thompson	(Principal Accounting Officer)

/s/ Pierre Legault	Chairman of the Board and Director	February 25, 2025
Pierre Legault, MBA, CPA

/s/ Felix J. Baker	Director	February 25, 2025
Felix J. Baker, Ph.D

/s/ Janice Bourque	Director	February 25, 2025
Janice Bourque, MBA

/s/ Jose-Carlos Gutierrez-Ramos	Director	February 25, 2025
Jose-Carlos Gutierrez-Ramos, Ph.D

/s/ Richard Kender	Director	February 25, 2025
Richard Kender, MBA

/s/ Stephen Sands	Director	February 25, 2025
Stephen Sands, MBA

/s/ Sir Gregory Winter	Director	February 25, 2025
Sir Gregory Winter, FRS
A