Form 10-Q
period 2025-03-31
BICYCLE THERAPEUTICS PLC
filed 2025-05-01
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 47,761,845 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of product candidates in our pipeline programs for our Bicycle® Drug Conjugate, or BDCTM molecules, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;

ii

●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance, experience or achievements to differ materially from those expressed or implied by any forward-looking statement. These risks, uncertainties and other factors are described in greater detail under the caption “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report. As a result of the risks and uncertainties, the results or events indicated by the forward-looking statements may not occur. Undue reliance should not be placed on any forward-looking statement.

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$792,973	$879,520
Accounts receivable	136	—
Prepaid expenses and other current assets	16,739	13,432
Research and development incentives receivable	46,238	35,653
Total current assets	856,086	928,605
Property and equipment, net	8,736	9,516
Operating lease right-of-use assets	6,712	7,673
Other assets	12,360	11,074
Total assets	$883,894	$956,868
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,107	$15,793
Accrued expenses and other current liabilities	33,992	41,246
Deferred revenue, current portion	12,524	10,191
Total current liabilities	57,623	67,230
Operating lease liabilities, net of current portion	2,609	3,990
Deferred revenue, net of current portion	82,213	91,467
Other long‑term liabilities	1,116	1,121
Total liabilities	143,561	163,808
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 158,505,729 and 155,876,645 shares authorized on March 31, 2025 and December 31, 2024, respectively; 69,202,355 and 69,061,418 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	892	890
Additional paid-in capital	1,482,447	1,472,842
Accumulated other comprehensive (loss) income	(1,461)	119
Accumulated deficit	(741,545)	(680,791)
Total shareholders’ equity	740,333	793,060
Total liabilities and shareholders’ equity	$883,894	$956,868

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Collaboration revenue	$9,977	$19,530
Operating expenses:
Research and development	59,058	34,864
General and administrative	21,123	16,382
Total operating expenses	80,181	51,246
Loss from operations	(70,204)	(31,716)
Other income (expense):
Interest and other income	8,414	5,624
Interest expense	(51)	(821)
Total other income, net	8,363	4,803
Net loss before income tax provision	(61,841)	(26,913)
Benefit from income taxes	(1,087)	(350)
Net loss	$(60,754)	$(26,563)
Net loss per share, basic and diluted	$(0.88)	$(0.62)
Weighted average ordinary shares outstanding, basic and diluted	69,196,945	42,560,091

Comprehensive loss:
Net loss	$(60,754)	$(26,563)
Other comprehensive income:
Foreign currency translation adjustment	(1,580)	526
Total comprehensive loss	$(62,334)	$(26,037)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	69,061,418	$890	$1,472,842	$119	$(680,791)	$793,060
Issuance of ADSs upon settlement of restricted share units	140,937	2	—	—	—	2
Share-based compensation expense	—	—	9,605	—	—	9,605
Foreign currency translation adjustment	—	—	—	(1,580)	—	(1,580)
Net loss	—	—	—	—	(60,754)	(60,754)
Balance at March 31, 2025	69,202,355	$892	$1,482,447	$(1,461)	$(741,545)	$740,333

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,431,766	$550	$883,446	$(1,304)	$(511,760)	$370,932
Issuance of ADSs upon exercise of share options	133,735	2	1,868	—	—	1,870
Issuance of ADSs upon settlement of restricted share units	67,096	1	—	—	—	1
Share-based compensation expense	—	—	9,282	—	—	9,282
Foreign currency translation adjustment	—	—	—	526	—	526
Net loss	—	—	—	—	(26,563)	(26,563)
Balance at March 31, 2024	42,632,597	$553	$894,596	$(778)	$(538,323)	$356,048

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(60,754)	$(26,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,605	9,282
Depreciation and amortization	1,634	1,658
Non-cash interest	—	104
Deferred income tax benefit	(1,316)	(767)
Changes in operating assets and liabilities:
Accounts receivable	(133)	—
Research and development incentives receivable	(9,278)	(15,268)
Prepaid expenses and other assets	(2,968)	(8,390)
Operating lease right‑of‑use assets	1,089	1,085
Accounts payable	(5,019)	(5,923)
Accrued expenses and other current liabilities	(8,208)	(5,412)
Operating lease liabilities	(1,295)	(1,179)
Deferred revenue	(9,727)	(19,555)
Other long-term liabilities	—	59
Net cash used in operating activities	(86,370)	(70,869)
Cash flows from investing activities:
Purchases of property and equipment	(604)	(12)
Net cash used in investing activities	(604)	(12)
Cash flows from financing activities:
Proceeds from the exercise of share options and settlement of restricted share units	2	1,871
Payments of finance lease obligations	(43)	—
Net cash (used in) provided by financing activities	(41)	1,871
Effect of exchange rate changes on cash, cash equivalents and restricted cash	468	(416)
Net decrease in cash, cash equivalents and restricted cash	(86,547)	(69,426)
Cash, cash equivalents and restricted cash at beginning of period	880,067	526,970
Cash, cash equivalents and restricted cash at end of period	$793,520	$457,544
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$792,973	$456,997
Restricted cash included in other assets	547	547
Total cash, cash equivalents and restricted cash	$793,520	$457,544
Supplemental disclosure of cash flow information
Cash paid for interest on debt	$—	$686
Cash paid for interest on finance lease obligations	$22	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$1,454	$1,435
Changes in purchases of property and equipment in accounts payable and accrued expenses	$—	$26

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating zelenectide pevedotin, formerly BT8009, a Bicycle Drug Conjugate (a “BDCTM” molecule) targeting Nectin-4, in an ongoing company-sponsored Phase I/II clinical trial in patients with Nectin-4 expressing advanced malignancies and an ongoing company-sponsored Phase II/III registrational trial, called Duravelo-2, in patients with metastatic urothelial cancer. The Company is also evaluating zelenectide pevedotin in an ongoing company-sponsored Phase I/II clinical trial in patients with NECTIN4 amplified advanced breast cancer, which commenced recruiting patients in the first quarter of 2025. In addition, the Company is evaluating BT5528, a BDC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in a company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. The Company’s discovery pipeline in oncology includes next-generation BDC molecules and Bicycle Radioconjugates (“BRC®” molecules). Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

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

Liquidity

As of March 31, 2025, the Company had cash and cash equivalents of $793.0 million.

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

The Company has incurred recurring losses since inception, including net losses of $60.8 million and $26.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $741.5 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”), on February 25, 2025 (the “2024 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by domestic and global monetary and fiscal policy, including changes to global trade policies, geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

Unaudited interim financial information

Certain information in the footnote disclosures of these financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s 2024 Annual Report.

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of shareholders’ equity, and condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. For 2024, the Company benefitted from the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program, under which the Company was able to surrender trading losses that arose from qualifying research and development expenses incurred by the Company’s subsidiaries in the U.K. for a cash rebate of up to 26.97% of qualifying expenditure incurred as long as the Company qualified as “R&D intensive” (broadly, a loss-making SME whose relevant R&D expenditure represents, for 2024, 40% of its total expenditure for the accounting period). Such rebate percentage was increased from 18.6% of qualifying expenditure, retroactively applied to expenditures incurred after April 1, 2023, upon the enactment of Finance Act 2024 in February 2024. For accounting periods beginning after April 1, 2024, Finance Act 2024 replaced the legacy research and development expenditure credit and the SME R&D Tax Relief program with a merged research and development expenditure credit scheme (“RDEC”) and an enhanced research and development intensive support scheme (“ERIS”). Therefore, for 2025 the Company qualifies for the ERIS scheme as it remains R&D intensive (for 2025, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for the accounting period). Going forward, if the Company no longer qualifies as an R&D intensive SME during an accounting period, the Company will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $9.3 million and $15.3 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had research and development incentives receivable of $46.2 million.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. The adoption of ASU 2023-07 had no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 14.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash equivalents of $593.1 million and $664.9 million, consisting of money market funds that are primarily invested in U.S. Treasury securities, which are considered Level 1 assets. As of March 31, 2025, and December 31, 2024, there were no other assets or liabilities measured at fair value on a recurring basis.

As of March 31, 2025 and December 31, 2024, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within other assets in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$15,655	$14,658
Leasehold improvements	11,262	10,903
Finance lease right-of-use assets	1,064	1,033
Computer equipment and software	616	581
Furniture and office equipment	1,327	1,290
	29,924	28,465
Less: Accumulated depreciation and amortization	(21,188)	(18,949)
	$8,736	$9,516

Depreciation and amortization expense was $1.6 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 included amortization expense of $0.1 million and zero, respectively, related to property and equipment obtained under finance leases.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$6,234	$16,272
Accrued external research and development expenses	17,412	14,978
Accrued professional fees	4,321	4,196
Current portion of operating lease liabilities	5,532	5,328
Current portion of finance lease liabilities	184	175
Other	309	297
	$33,992	$41,246

In August 2024, the Company consolidated all discovery research activities to the Company’s headquarters in Cambridge, U.K. As a result, at December 31, 2024, the Company had a remaining liability of $0.4 million related to unpaid severance and other one-time termination benefits. During the three months ended March 31, 2025, the Company paid $0.3 million. The remaining $0.1 million in unpaid benefits are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2025.

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provided for aggregate maximum borrowings of up to $75.0 million, of which the Company drew down an aggregate of $30.0 million in 2021 and 2020. Payments on borrowings under the Loan Agreement were interest-only until April 1, 2025 and interest was paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%, and the Loan Agreement included a 5.0% end-of-term charge payable upon maturity or repayment. The scheduled maturity date was July 1, 2025. On July 9, 2024, the Company repaid all amounts outstanding, including the outstanding borrowings of $30.0 million, accrued and unpaid interest of $0.1 million, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. Upon termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released. Interest expense associated with the Loan Agreement for the three months ended March 31, 2025 and 2024 was zero and $0.8 million, respectively.

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

As of March 31, 2025, and December 31, 2024, the Company had not declared any dividends.

As of March 31, 2025, and December 31, 2024, the Company’s authorized share capital consisted of 158,505,729 and 155,876,645 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of March 31, 2025, there were 47,710,256 ordinary shares issued and outstanding and 21,492,099 non-voting ordinary shares issued and outstanding.

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

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of March 31, 2025, there were 1,012,800 shares available for future issuance under the 2024 Inducement Plan.

As of March 31, 2025, there were options to purchase 487,200 shares outstanding under the 2024 Inducement Plan.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. In June 2022, the Company’s shareholders approved the amended and restated 2020 Plan, which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. Pursuant to this “evergreen” provision, on January 1, 2025, the number of shares reserved for issuance under the 2020 Plan was increased by 2,378,465 shares. As of March 31, 2025, there were 202,018 shares available for issuance.

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

As of March 31, 2025, there were options to purchase 7,451,468 shares and RSUs for 1,974,801 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of March 31, 2025, there were 1,773,816 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2025. As of March 31, 2025, the total number of shares available for issuance under the ESPP was 2,007,671 ordinary shares. As of March 31, 2025, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development expenses	$4,352	$4,531
General and administrative expenses	5,253	4,751
	$9,605	$9,282

Share options

The following table summarizes the Company’s option activity since December 31, 2024:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,748,726	$22.41	6.81	$9,559
Granted	1,541,838	13.57	—	—
Forfeited	(62,893)	23.56	—	—
Outstanding as of March 31, 2025	10,227,671	$21.06	7.02	$3,319
Vested and expected to vest as of March 31, 2025	10,227,671	$21.06	7.02	$3,319
Options exercisable as of March 31, 2025	6,022,652	$21.73	5.66	$3,319

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2025 and 2024 was $9.31 per share and $12.93 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was zero and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, the Company recorded share-based compensation expense for share options granted of $6.9 million and $7.5 million, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.4%	4.0%
Expected volatility	74.2%	77.8%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1

As of March 31, 2025, total unrecognized compensation expense related to the unvested employee and director share options was $54.9 million, which is expected to be recognized over a weighted average period of 2.6 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2024	674,262	$22.96
Granted	1,407,427	13.99
Vested and settled	(140,937)	21.69
Vested and deferred(1)	(15,821)	16.14
Forfeited	(7,951)	14.95
Unvested outstanding at March 31, 2025	1,916,980	16.57
Vested but subject to deferred settlement at December 31, 2024(1)	42,000	18.07
Vested and deferred(1)	15,821	16.14
Vested but subject to deferred settlement at March 31, 2025(1)	57,821	17.54
Outstanding at March 31, 2025	1,974,801	$16.57
(1)	The Company has granted certain RSUs to the Company’s non-employee directors which provide for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three months ended March 31, 2025 and 2024 was $2.1 million and $1.5 million, respectively.

Total share-based compensation expense for RSUs granted was $2.7 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $28.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

9. Significant agreements

For the three months ended March 31, 2025 and 2024, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months
	Ended
	March 31,
	2025	2024
Collaboration revenues
Bayer	$848	$818
Novartis	1,405	1,247
Ionis	—	5,854
Genentech	7,724	11,611
Total collaboration revenues	$9,977	$19,530

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

On a target-by-target basis for the up to three targets, if Bayer elects to progress one or more candidate compounds into further development, Bayer will be required to pay a candidate selection fee for the first such compound progressed by Bayer directed to such target that incorporates a radionuclide, and for the first such compound directed to such target that does not incorporate a radionuclide (and for which Bayer has not paid the one-time option fee payment for non-radiopharmaceutical compounds), ranging from high single-digit millions to the mid-single-digit millions. Upon declaring a candidate, Bayer will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, if Bayer successfully conducts clinical development and achieves regulatory approval for compounds arising from the collaboration directed to such target in two indications, Bayer will be required to pay to the Company development and regulatory/first commercial sale milestones of up to £178.3 million for the first product directed to the applicable target to achieve such milestones (whether radiopharmaceutical or non-radiopharmaceutical), or £534.9 million across all three potential target programs. In addition, if Bayer successfully commercializes products arising from the collaboration, Bayer will be required to pay to the Company, on a product-by-product basis, tiered royalties on net sales of products by Bayer, its affiliates or sublicensees at percentages ranging from the mid-single digits to the very-low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor. If Bayer commercializes diagnostic products directed to a target, royalties will be payable on such diagnostic products at a specified reduced percentage of the rates for therapeutic products. Royalties will be payable under the Bayer Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product, until the latest of (a) the expiration of the last valid claim of certain patents licensed by the Company to Bayer, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country. On a target-by-target basis, Bayer will also owe the Company tiered sales milestones based on the achievement of specified levels of net sales of therapeutic products directed to such target totaling up to £194.5 million in the aggregate per target, or £583.5 million across all three potential target programs, and on diagnostic products directed to such target at a low double-digit percentage of the therapeutic product milestones.

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

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $0.8 million and $0.8 million, respectively, in connection with the Bayer Collaboration Agreement. As of March 31, 2025 and December 31, 2024, the Company recorded deferred revenue of $40.4 million and $40.0 million, respectively, in connection with the Bayer Collaboration Agreement.

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

Novartis paid a nonrefundable upfront payment to the Company of $50.0 million in April 2023. During the research term, upon achievement of a specified discovery milestone for the first target program, Novartis will make a one-time payment to the Company in the low single-digit millions. On a target-by-target basis, if Novartis elects to progress one or more candidate compounds into further development and obtain an exclusive license for commercialization, Novartis will be required to pay a candidate selection fee for the first such Licensed Compound progressed by Novartis that incorporates a radionuclide, and for the first such Licensed Compound that does not incorporate a radionuclide, in each case in the mid-teen millions. Upon declaring a candidate, Novartis will be responsible for all future development, manufacturing, and commercialization activities. On a target-by-target basis, Novartis will be required to pay to the Company additional development and regulatory/first commercial sale milestones of up to $210.0 million for each of the first radionuclide product and non-radionuclide product directed to the applicable target upon the achievement of specified milestones, or $840.0 million in the aggregate if Novartis successfully achieves all such milestone events for both a radionuclide and a non-radionuclide product in each of the targets. In addition, the Company is eligible to receive tiered sales milestones based on the achievement of specified levels of net sales of such products totaling up to $200.0 million in the aggregate per product, or $800.0 million in the aggregate if Novartis successfully commercializes both a radionuclide and a non-radionuclide product in each of the target programs. In addition, (i) the Company is eligible to receive, on a therapeutic product-by-therapeutic product basis, tiered royalties on net sales of products by Novartis, its affiliates or sublicensees at percentages ranging from the high single-digits to the very low double-digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor, and (ii) the Company is eligible to receive low single digit royalties on net sales of diagnostic products on a diagnostic product-by-diagnostic product basis and a low single-digit percentage of sublicensing income on diagnostic products. Royalties will be payable under the Novartis Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product in a country, until the latest of (a) the expiration of the last valid claim of certain patents licensed by Company to Novartis, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country.

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

The Company is recognizing revenue related to amounts allocated to the first and second target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The first and second target combined performance obligations are expected to be satisfied over a period of approximately three years and the remaining material rights are expected to be exercised or expire within approximately six years from contract execution. During the second quarter of 2024, the Company recognized revenue of $2.5 million upon the expiration of Novartis’ material rights for limited substitution rights for the first and second targets. The research and discovery activities for these targets are ongoing.

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $1.4 million and $1.2 million, respectively, in connection with the Novartis Collaboration Agreement. As of March 31, 2025 and December 31, 2024, the Company recorded deferred revenue of $44.1 million and $44.1 million, respectively, in connection with the Novartis Collaboration Agreement.

Ionis Agreements

Ionis Collaboration Agreement

Following the exercise by Ionis of an option granted pursuant to an evaluation and option agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement (the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan which was substantially completed in the second quarter of 2024, and thereafter Ionis is responsible for all future research, development, manufacture and commercialization activities. The Company performed research and discovery activities including a baseline level of effort for a period of three years for no additional consideration. The parties will negotiate a commercially reasonable rate if additional research activities are agreed to be performed. The Company has retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

Under the Ionis Collaboration Agreement, Ionis made a non-refundable upfront payment of $31.0 million in addition to $3.0 million already paid under an evaluation and option agreement, and reimbursed the Company for certain pass-through costs incurred. If Ionis is at risk of failing to achieve a specified development diligence milestone deadline, it can make up to three separate payments of a mid-single-digit million dollar amount to extend the development diligence milestone deadlines. On a collaboration target-by-collaboration target basis, Ionis will be required to make a low single-digit million dollar payment upon acceptance of an investigational new drug application (“IND”) for the first product directed to such collaboration target (provided that Ionis will have a high single-digit million dollar credit to be applied towards the IND acceptance fee for four collaboration targets, or for exclusivity payments for certain targets if specified development diligence milestones deadlines are not achieved), and Ionis will be required to make milestone payments upon the achievement of specified development and regulatory milestones of up to a low double-digit million dollar amount per collaboration target. In addition, the Company is eligible to receive up to a low double-digit million dollar amount in cumulative sales milestone payments. The Company is also entitled to receive tiered royalty payments on net sales at percentages in the low single-digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product-by-product and country-by-country basis, until the latest of the expiration of specified licensed patents covering such product in such country, ten years from first commercial sale of such product in such country, or expiration of marketing exclusivity for such product in such country.

In December 2021, the Company and Ionis entered into the first amendment to the Ionis Collaboration Agreement (the “First Ionis Amendment”) and Ionis paid the Company $1.6 million to perform additional research services utilizing its proprietary phage screening technology to identify and optimize new product candidates that target the TfR1 receptor. In April 2023, the Company and Ionis entered into the third amendment to the Ionis Collaboration Agreement (the “Third Ionis Amendment”) and Ionis paid the Company $0.8 million to perform additional research services to continue to evaluate and optimize the new product candidates that target the TfR1 receptor for a period of one year.

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

The Company’s participation in the JSC was deemed immaterial in the context of the contract. The Company concluded that the exclusive license to research, develop, manufacture and commercialize products was not distinct from the research and discovery services and it was combined with the research and discovery activities into a single performance obligation. The Company concluded that the low-single-digit million dollar payments upon acceptance of an IND (and payment to extend the exclusive license to research, develop, manufacture and commercialize a product candidate for certain specific collaboration targets if Ionis fails to achieve specified development diligence milestone deadlines) is a customer option, and that each of the options to obtain credits provided Ionis with a material right represented by a discount that Ionis otherwise would not have received without entering into the Ionis Collaboration Agreement.

The total transaction price was initially determined to be $38.0 million, consisting of the $31.0 million up front payment, the $3.0 million already paid under an evaluation and option agreement that was credited against the total upfront payment payable pursuant to the Ionis Collaboration Agreement, the $3.4 million premium paid under the Ionis Share Purchase Agreement, and an estimated $0.6 million for the reimbursement of CRO costs. Additional variable consideration including development diligence milestone deadline extension payments, development and regulatory milestone payments, sales milestone payments and royalty payments, was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

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
$38,000

During the first quarter of 2024, the Company updated its estimate of variable consideration for the reimbursement of CRO costs from $0.6 million to $0.4 million, and the transaction price decreased to $37.8 million.

The Company recognized revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and external costs incurred to date as a percentage of total full-time equivalent effort and external costs expected, which best reflects the progress towards satisfaction of the performance obligation. As of March 31, 2025, the combined licenses and research and discovery performance obligation is complete and all revenue allocated to the combined licenses and research and discovery performance obligation has been recognized. The amount allocated to the material rights is recorded as deferred revenue and the Company commences revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates that the material rights may be exercisable or may expire after approximately four to seven years from contract execution.

The Company concluded that the First Ionis Amendment was a separate contract, which was modified by the Third Ionis Amendment. Revenue was recognized under the First Ionis Amendment and the Third Ionis Amendment using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation.

For the three months ended March 31, 2025 and 2024, the Company recognized revenue of zero and $5.9 million, respectively. As of March 31, 2025, and December 31, 2024, the Company recorded deferred revenue of $3.7 million and $3.6 million, respectively, in connection with the Ionis Collaboration Agreement and Ionis Amendments.

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

On a Genentech Collaboration Program by Genentech Collaboration Program basis, if Genentech elects to obtain exclusive development and commercialization rights and pays the applicable LSR Go Option and Dev Go Option fees, Genentech will be required to make milestone payments to the Company upon the achievement of specified development, regulatory, and initial commercialization milestones for products arising from each collaboration program, totaling up to $200.0 million. Specifically, the Company is eligible for additional development milestones totaling up to $65.0 million, as well as regulatory milestones of up to $135.0 million for each collaboration program. In addition, the Company is also eligible to receive up to $200.0 million in sales milestone payments on a Genentech Collaboration Program-by-Genentech Collaboration Program basis. In addition, to the extent any of the product candidates covered by the licenses conveyed to Genentech are commercialized, the Company would be entitled to receive tiered royalty payments on net sales at percentages ranging from the mid-single to low-double digits, subject to certain standard reductions and offsets. Royalties will be payable, on a product by product and country by country basis, until the later of the expiration of specified licensed patents covering such product in such country, or ten years from first commercial sale of such product in such country.

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
$33,000

The Company recognizes revenue related to amounts allocated to the Genentech Collaboration Program #1 and #2 Performance Obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amount allocated to the material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. In June 2023, Genentech terminated Genentech Collaboration Program #2 and revenue of $6.0 million was recognized during the second quarter of 2023 related to the expiration of the material right associated with the LSR Go Option for Collaboration Program #2. The Company expects that the remaining Genentech Collaboration Performance Program #1 performance obligations will be satisfied over the next one to two years, and the remaining deferred revenue allocated to the LSR Go Option for Collaboration Program #1 will commence revenue recognition when the option is exercised or expires within approximately four to five years from contract execution.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add additional Genentech Collaboration Programs (Genentech Collaboration Program #3 and Genentech Collaboration Program #4) and paid to the Company an expansion fee of $10.0 million for each option. For the first Expansion Option, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million for additional research services. The Company concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for the first Expansion Option, is accounted for as a continuation of an existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. For the first Expansion Option, the additional arrangement consideration of $11.0 million received upon the option exercises and the $3.5 million originally allocated to the first Expansion Option material right is allocated to the underlying goods and services associated with the first Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022, the Targeting Arm associated with the first Expansion Option achieved specified criteria in accordance with the research plan under the Genentech Collaboration Agreement and therefore the Company updated its estimate of variable consideration to include an additional $2.0 million, that is no longer constrained. The Company allocated the additional $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. For the second Expansion Option, the additional arrangement consideration of $10.0 million received pursuant to the option exercise together with the $3.5 million originally allocated to the second Expansion Option material right is allocated to the underlying goods and services associated with the second Expansion option on the same basis as the initial allocation of the Genentech Collaboration Agreement. The Company recognized the $8.4 million allocated to the Genentech Collaboration Program #3 and Targeting Arm services and $5.3 million allocated to the Genentech Collaboration Program #4 services as the underlying services were performed using a proportional performance model over the period of service for each program using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and external costs expected, which best reflects the progress towards satisfaction of the performance obligations. The amount allocated to the material rights associated with an LSR Go Options for Genentech Collaboration Program #3 and Genentech Collaboration Program #4 of $7.4 million and $7.4 million, respectively, limited substitution material rights of $0.7 million and $0.7 million, respectively, and the material right associated with the option to select a Targeting Arm for Genentech Collaboration Program #4 of $0.1 million, were recorded as deferred revenue. In January 2024, the JRC reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the three months ended March 31, 2024, including $7.5 million related to the expiration of remaining material rights. In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company recognized revenue of $7.5 million related to the expiration of remaining material rights. As of March 31, 2025, Genentech Collaboration Program #1 remains ongoing.

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $7.7 million and $11.6 million, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded $6.6 million and $14.0 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	March 31,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$136	$(848)	$1,179	$40,427
Novartis collaboration deferred revenue	44,073	—	(1,405)	1,386	44,054
Ionis collaboration deferred revenue	3,587	—	—	107	3,694
Genentech collaboration deferred revenue	14,038	—	(7,724)	248	6,562
Total deferred revenue	$101,658	$136	$(9,977)	$2,920	$94,737

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$296	$(3,393)	$(561)	$39,960
Novartis collaboration deferred revenue	50,008	3,000	(8,161)	(774)	44,073
Ionis collaboration deferred revenue	12,464	90	(8,881)	(86)	3,587
Genentech collaboration deferred revenue	29,104	—	(14,840)	(226)	14,038
Total deferred revenue	$135,194	$3,386	$(35,275)	$(1,647)	$101,658

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at March 31, 2025 or December 31, 2024.

As of March 31, 2025, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $32.9 million, $32.9 million, $3.7 million, and $6.2 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three months ended March 31, 2025 and 2024, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$2,464	$11,631
Revenue recognized based on expiration of material rights	7,513	8,034
Revenue recognized based on changes in transaction price	—	(135)
Total	$9,977	$19,530

10. Income taxes

During the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $1.1 million and $0.4 million, respectively. The Company is subject to corporate taxation in the U.K. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The benefit from income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the deferred tax assets in the U.K. as of March 31, 2025 and December 31, 2024. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the deferred tax assets in the United States.

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

11. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years, which, subject to certain conditions, may be extended for an additional two years at the Company’s option. The Company concluded that the lease term is three years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will be extended. The annual rent is approximately $2.1 million in the first year of the lease and increases annually with the last year of the lease having annual rent of approximately $2.3 million. The annual rent is payable monthly in advance following a two-month rent-free period. In connection with the lease agreement, the Company has delivered to the landlord a security deposit in the form of a letter of credit of approximately $0.5 million. The Company recorded an operating lease right-of-use asset and operating lease liability of approximately $5.8 million, respectively, at the lease commencement date, based on the present value of future lease payments, discounted at 9.0%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term.

In December 2021, the Company entered into a lease of new office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years but may be cancelled by the Company on the fifth anniversary of the lease commencement date. The lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years. The annual rent is approximately $3.0 million, payable quarterly in advance beginning in June 2022, following a six-month rent-free period. There was no deposit paid in conjunction with the lease. The Company recorded an operating lease right-of-use asset of approximately $11.6 million and operating lease liability of approximately $11.1 million at the lease commencement date, based on the present value of future lease payments, discounted at 6.9%, the Company’s estimated incremental borrowing rate at the commencement of the lease, over the lease term.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In conjunction with the lease agreement, Bicycle Therapeutics Inc. paid a security deposit of $0.2 million. The deposit is recorded in other assets in the condensed consolidated balance sheets. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31,

2027 which successive period was not included in the original lease term. The Company accounted for the lease extension as a modification of the existing lease and remeasured the operating lease right-of-use asset and operating lease liability by calculating the present value of lease payments, discounted at 7.0%, the Company’s incremental borrowing rate, over the new lease term. In May 2022, the lease was extended. The payments for the extended lease are approximately $0.2 million remaining through December 31, 2022, $0.7 million in 2023, and increases annually pursuant to an escalation clause with the last year of the lease term having a per annum fixed rent obligation of $0.8 million.

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of March 31, 2025 and December 31, 2024, the Company recorded finance lease right-of-use assets of $1.0 million and $1.0 million, respectively, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company recorded finance lease liabilities of $1.0 million and $1.0 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$1,251	$1,341
Variable lease cost	798	781
Finance lease cost:
Amortization of finance lease right-of-use assets	52	—
Interest on finance lease liabilities	22	—
Total finance lease cost	$74	$—

The weighted average remaining operating lease term was 1.8 years and 2.7 years as of March 31, 2025 and 2024, respectively, and the weighted average operating lease discount rate was 7.7% and 7.9% as of March 31, 2025 and 2024, respectively. The weighted average remaining finance lease term was 4.5 years as of March 31, 2025, and the weighted average finance lease discount rate was 9.5% as of March 31, 2025.

The following table summarizes the maturities of the Company’s lease liabilities as of March 31, 2025 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	4,430	198
2026	3,384	264
2027	821	264
2028	—	264
2029	—	196
Present value adjustment	(494)	(209)
Total lease liabilities	8,141	977
Less: current lease liabilities	(5,532)	(184)
Long term lease liabilities	$2,609	$793

Other commitments

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $166.2 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of March 31, 2025. As of March 31, 2025, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(60,754)	$(26,563)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,196,945	42,560,091
Net loss per share, basic and diluted	$(0.88)	$(0.62)

The Company’s potentially dilutive securities, which are options to purchase ordinary shares and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding, which includes both ordinary shares and non-voting ordinary shares, used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
RSUs	1,974,801	856,748
Options to purchase ordinary shares	10,227,671	9,168,256
	12,202,472	10,025,004

13. Related party transactions

Amendment to Consulting Agreement with Stone Atlanta Estates LLC

Pierre Legault, the Chairman of the Company’s board of directors is associated with Stone Atlanta Estates LLC, which provided consultancy services to the Company totaling $0.1 million and $48,000 during the three months ended March 31, 2025 and 2024, respectively. In March 2025, the Company and Mr. Legault entered into an amendment to this consulting agreement, effective as of June 17, 2025, which is the effective date of Mr. Legault’s retirement as Chairman. The amendment modifies the compensation payable under the agreement and provides for expiration of the agreement no later than June 30, 2028.

14. Segments and geographic information

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Collaboration revenue	$9,977	$19,530
Significant segment expenses
Research and development:
Zelenectide pevedotin (Nectin-4)	32,347	17,743
BT5528 (EphA2)	2,518	1,770
Bicycle tumor-targeted immune cell agonists	1,127	2,585
Discovery, platform and other expense	8,648	7,882
Employee and contractor related expenses	17,586	13,780
Share-based compensation	4,352	4,531
Facility expenses	1,787	1,918
Research and development incentives and government grants	(9,307)	(15,345)
Total research and development	59,058	34,864
General and administrative:
Personnel-related costs	7,050	5,716
Professional and consulting fees	6,428	3,970
Other general and administrative costs	2,193	2,016
Share-based compensation	5,253	4,751
Effect of foreign exchange rates	199	(71)
Total general and administrative	21,123	16,382
Total significant segment expenses	80,181	51,246
Other segment items(1)	9,450	5,153
Segment net loss	$(60,754)	$(26,563)
(1)	Other segment items include interest and other income, interest expense and benefit from income taxes.

The Company does not regularly provide the CODM with detailed segment asset information other than what is included in the condensed consolidated balance sheets. Please refer to the condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements for segment asset information.

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2025	2024
United States	$2,529	$3,037
United Kingdom	12,919	14,152
	$15,448	$17,189

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and our audited financial statements and related notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on February 25, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

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

Our product candidates zelenectide pevedotin, formerly BT8009, and BT5528 are each a Bicycle Drug Conjugate, or BDCTM molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BDC molecule targeting Nectin-4, in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies and an ongoing Phase II/III registrational trial called Duravelo-2, allowing for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. We are also evaluating zelenectide pevedotin in an ongoing company-sponsored Phase I/II clinical trial to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer, which commenced recruiting patients in the first quarter of 2025. Enrollment in these trials is ongoing. In addition, we are evaluating BT5528, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial, for which enrollment is ongoing. Additionally, our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes next-generation BDC molecules and Bicycle Radioconjugates, or BRC® molecules.

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

In September 2024, we announced updated Phase I/II clinical results for zelenectide pevedotin used as a monotherapy in metastatic urothelial cancer at the European Society for Medical Oncology, or ESMO, Congress 2024, and in January 2025, we also announced updated topline results from the ongoing Phase I trial evaluating 5 mg/m2 weekly of zelenectide pevedotin plus 200 mg of pembrolizumab once every three weeks. In addition, in December 2024, we announced data showing the enhanced anti-tumor activity of zelenectide pevedotin monotherapy in breast cancer patients with NECTIN4 gene amplification at the 2024 San Antonio Breast Cancer Symposium and shared topline monotherapy data for zelenectide pevedotin in non-small cell lung cancer patients with NECTIN4 gene amplification. We plan to advance development of zelenectide pevedotin in broader indications outside of metastatic urothelial cancer utilizing a NECTIN4 gene amplification strategy to target patients who have the potential for significantly deeper responses.

In addition, at the ESMO Congress 2024, we announced updated Phase I/II clinical results for BT5528 in advanced solid tumors, including metastatic urothelial cancer and ovarian cancer, and updated Phase I/II clinical results for BT7480 in advanced solid tumors. In October 2024, first human imaging data for a BRC molecule targeting MT1-MMP was presented by the German Cancer Consortium, or DKTK, and we presented preclinical data about BRC molecules for radioisotope delivery to solid tumors at the European Association of Nuclear Medicine, or EANM, 2024 Congress.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and borrowings pursuant to a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through March 31, 2025, we have received gross proceeds of $1.4 billion from the sale of our equity securities; and $236.6 million of cash payments under our collaboration arrangements, including $45.3 million from Bayer, $53.0 million from Novartis, $47.7 million from Ionis, and $56.0 million from Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $60.8 million and $26.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $741.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of March 31, 2025, we had cash and cash equivalents of $793.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” and “—Capital Resources and Funding Requirements.”

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

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expenses. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

Through our subsidiaries in the U.K., we receive reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. For 2024, we benefitted from the Small and Medium-sized Enterprises, or SME, R&D Tax Relief program, under which we were able to surrender trading losses that arose from qualifying research and development expenses incurred by our subsidiaries in the U.K. for a cash rebate of up to 26.97% of qualifying expenditure incurred as long as we qualified as “R&D intensive” (broadly, a loss-making SME whose relevant R&D expenditure represents, for 2024, 40% of its total expenditure for the accounting period). Such rebate percentage was increased from 18.6% of qualifying expenditure, retroactively applied to expenditures incurred after April 1, 2023, upon the enactment of the Finance Act 2024 in February 2024. For accounting periods beginning on or after April 1, 2024, the Finance Act 2024 replaced the legacy research and development expenditure credit and the SME R&D Tax Relief program with a merged research and development expenditure credit scheme, or RDEC, and an enhanced research and development intensive support scheme, or ERIS. Therefore, for 2025 we qualify for the ERIS scheme as it remains R&D intensive (for 2025, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for the accounting period). Going forward, if we no longer qualify as an R&D intensive SME during an accounting period, we will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

For 2025 and beyond, the Finance Act 2024 also introduces restrictions (unless limited exceptions apply) on the tax relief that can be claimed for expenditures incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes. These restrictions may limit our ability to claim R&D tax credits for sub-contracted R&D in the future.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as a result of our expanded portfolio of product candidates and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates; (ii) initiate clinical trials for our product candidates; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

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

Foreign currency transactions in currencies different from the applicable functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange differences resulting from the settlement of such transactions and from the remeasurement at period-end exchange rates in foreign currencies are recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As such, our operating expenses may be impacted by future changes in exchange rates. See “Quantitative and Qualitative Disclosure About Market Risks” for further discussion.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$9,977	$19,530	$(9,553)
Operating expenses:
Research and development	59,058	34,864	24,194
General and administrative	21,123	16,382	4,741
Total operating expenses	80,181	51,246	28,935
Loss from operations	(70,204)	(31,716)	(38,488)
Other income (expense):
Interest and other income	8,414	5,624	2,790
Interest expense	(51)	(821)	770
Total other income, net	8,363	4,803	3,560
Net loss before income tax provision	(61,841)	(26,913)	(34,928)
Benefit from income taxes	(1,087)	(350)	(737)
Net loss	$(60,754)	$(26,563)	$(34,191)

Collaboration Revenue

Collaboration revenue decreased by $9.6 million in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to decreases of $5.9 million from our collaboration with Ionis due to the completion of the combined licenses and research and discovery performance obligation in the second quarter of 2024, as well as $3.9 million from our collaboration with Genentech which was primarily due to the timing of revenue recognized upon the Genentech joint research committee’s decision to discontinue research activities for Collaboration Program #3 in the first quarter of 2024 and the notice of termination for Genentech Collaboration Program #4 in the first quarter of 2025.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$32,347	$17,743	$14,604
BT5528 (EphA2)	2,518	1,770	748
Bicycle tumor-targeted immune cell agonists	1,127	2,585	(1,458)
Discovery, platform and other expense	8,648	7,882	766
Employee and contractor related expenses	17,586	13,780	3,806
Share-based compensation	4,352	4,531	(179)
Facility expenses	1,787	1,918	(131)
Research and development incentives and government grants	(9,307)	(15,345)	6,038
Total research and development expenses	$59,058	$34,864	$24,194

Research and development expenses increased by $24.2 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to increases of $14.6 million in clinical program expenses for zelenectide pevedotin primarily due to the ongoing Phase II/III Duravelo-2 registrational trial as well as the ongoing

Phase I/II clinical trial assessing zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer, which commenced recruiting patients in the first quarter of 2025, $6.0 million resulting from a decrease in research and development incentives due to the impact of U.K. R&D tax credit reimbursement rate changes which were enacted in the first quarter of 2024, retroactively applied to April 1, 2023, $3.8 million in employee and contractor related expenses primarily attributable to increased headcount, $0.8 million in discovery, platform and other expense and $0.7 million in BT5528 clinical program expenses. These increases were primarily offset by a decrease of $1.5 million in Bicycle TICA program development expenses due to the timing of clinical program activities.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through March 31, 2025, we have incurred approximately $189.0 million and $51.3 million of direct external expenses for the development of zelenectide pevedotin and BT5528, respectively, since their candidate nominations, and an aggregate of $50.4 million of direct external expenses for the development of two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change

	(in thousands)
Personnel-related costs	$7,050	$5,716	$1,334
Professional and consulting fees	6,428	3,970	2,458
Other general and administration costs	2,193	2,016	177
Share-based compensation	5,253	4,751	502
Effect of foreign exchange rates	199	(71)	270
Total general and administrative expenses	$21,123	$16,382	$4,741

General and administrative expenses increased by $4.7 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase is primarily due to increases of $2.5 million in professional and consulting fees primarily associated with increased legal and consulting fees to support our growth, $1.3 million in personnel-related costs as a result of increased headcount, and $0.5 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year.

Other Income, net

Other income, net increased by $3.6 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily due to an increase in interest income of $2.8 million primarily related to higher average interest-bearing cash and cash equivalents balances period over period and a decrease in interest expense of $0.8 million due to the repayment and termination of the Loan Agreement in July 2024.

Benefit from Income Taxes

The benefit from income taxes of $1.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, is mainly the result of deferred tax assets in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through March 31, 2025, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our ordinary shares, ADSs, non-voting ordinary shares and convertible preferred shares; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(86,370)	$(70,869)
Net cash used in investing activities	(604)	(12)
Net cash (used in) provided by financing activities	(41)	1,871
Effect of exchange rate changes on cash	468	(416)
Net decrease in cash, cash equivalents and restricted cash	$(86,547)	$(69,426)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $86.4 million as compared to $70.9 million for the three months ended March 31, 2024. The increase in cash used in operations of $15.5 million is primarily due to an increase in cash payments for clinical program activities, primarily related to the multiple ongoing clinical trials for zelenectide pevedotin, including for the ongoing Phase II/III registrational trial for zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and the initiation of the Phase I/II clinical trial for zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer.

Investing Activities

During the three months ended March 31, 2025 and 2024, we used $0.6 million and $12,000, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $41,000, primarily consisting of payments of finance lease obligations.

During the three months ended March 31, 2024, net cash provided by financing activities was $1.9 million, primarily consisting of net proceeds of from the exercise of share options.

At-the-Market Program

On June 5, 2020, we entered into a Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., or the Sales Agents, with respect to an ATM program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs, each ADS representing one ordinary share. No ADSs were issued or sold pursuant to the Sales Agreement during the three months ended March 31, 2025.

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

The following table summarizes our contractual obligations as of March 31, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$8,635	$5,924	$2,711	$—
Finance lease commitments	1,186	264	527	395
Total	$9,821	$6,188	$3,238	$395
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S. under operating leases with lease terms through March 2026 and December 2027.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $166.2 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of March 31, 2025. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones.

As of March 31, 2025, we had cash and cash equivalents of $793.0 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Recent global trade disruption, volatility in the capital markets and continued uncertainty may contribute to a general global economic slowdown or recession. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, worsening global macroeconomic conditions, including those resulting from changes in global trade policies, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 Annual Report, which was filed with the SEC on February 25, 2025. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, there have been no significant changes to our critical accounting estimates from those described in our 2024 Annual Report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2025, we had cash and cash equivalents of $793.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in U.S. Treasury obligations and fully collateralized repurchase obligations and that maintain a constant net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange loss of $0.2 million for the three months ended March 31, 2025 and a foreign exchange gain of $0.1 million for the three months ended March 31, 2024.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report, and our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 25, 2025, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our American Depositary Shares, or ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Drug Conjugate, or BDCTM, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.

●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular development strategy, product candidate or indication and fail to capitalize on strategies, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.

●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $60.8 million and $26.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $741.5 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BDC and Bicycle TICA programs and our other pipeline programs, including for the ongoing Phase II/III Duravelo-2 registrational trial;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

We believe that our existing cash and cash equivalents of $793.0 million as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of public health crises, geographical tensions and wars, such as the ongoing wars involving Ukraine and Israel, and worsening global macroeconomic conditions, including from recent changes to global trade policies, is difficult to assess or predict, these events have caused or may cause significant disruptions to the global financial markets and have contributed or may contribute to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. In addition, the U.S. Federal Reserve has raised, and may further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BDC and Bicycle TICA programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our internal development programs and of product candidates from our BDC and Bicycle TICA programs.

Within our BDC programs, we are evaluating zelenectide pevedotin, formerly BT8009, a BDC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 in patients with untreated and previously treated metastatic urothelial cancer, and an ongoing Phase I/II clinical trial to assess zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer. We are also evaluating BT5528, a BDC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity of the molecule in advanced solid tumors historically associated with EphA2 expression. In addition, we are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BDC molecules or Bicycle TICA molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BDC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BDC molecules, Bicycle TICA molecules, and our other product candidates will depend on, among other things, our ability to:

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

In addition, clinical testing of zelenectide pevedotin, BT5528 and BT7480 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

In August 2024, we focused our research and development pipeline on clinical programs and research areas that we believe have the highest potential to maximize value creation and we consolidated all discovery research activities to our headquarters in Cambridge, U.K. Moving forward, we will prioritize the clinical development of BDC molecules in multiple tumor types and focus our near-term research efforts on advancing our BRC pipeline and the discovery of next-generation BDC molecules. Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

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

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as biotechnology companies are developing programs for the targets that we are exploring for our BDC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Corbus Pharmaceutical Holdings, Inc., Innate Pharma SA and Mabwell Therapeutics, Inc. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of phishing attempts in the past and we expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products or services. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to the ongoing wars involving Ukraine and Israel. Supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third-party manufacturing. For example, on April 2, 2025, the United States government announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through April 28, 2025, the trading price of our ADSs has ranged from $6.10 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Similarly, the ongoing wars involving Ukraine and Israel and recent U.S. trade restrictions have created extreme volatility in the global capital markets and may have further global economic consequences, including further disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates and macroeconomic turmoil can adversely affect us by increasing our costs and the costs of our CMOs and other suppliers. These factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

The dual class structure of our shares may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

As of April 28, 2025, we had 47,761,845 ordinary shares, nominal value £0.01 per share, and 21,492,099 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on March 31, 2025, the ordinary shares outstanding prior to the re-designation would have approximately 69% of the voting power and the former non-voting ordinary shares would represent approximately 31% of the voting power.

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

Based on information available to us, the Baker Entities beneficially own approximately 22.8% of our ordinary shares. While our shareholder base and relative holdings may change over time, the Baker Entities hold the largest ownership position in our outstanding ordinary shares and non-voting ordinary shares. In addition, Felix J. Baker, a member of our board of directors, is a managing member of Baker Bros. Advisors (GP) LLC, which is the sole general partner of Baker Bros. Advisors LP. The interests of the Baker Entities and its affiliates may not always coincide with the interests of other shareholders, and any influence exerted over our business and affairs by these entities may not coincide with the wishes of other shareholders.

In addition, our executive officers and directors and holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 59% of our voting power as of April 28, 2025. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association, dated May 16, 2024 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 6, 2024).

10.1*	Consulting Agreement, dated March 24, 2025, between the Company and Santiago Arroyo.

10.2*	Separation Agreement, dated March 24, 2025, between the Company and Santiago Arroyo.

10.3*

Consulting Agreement, dated March 15, 2019, between the Company and Stone Sunny Isles Inc., as amended by the Amendment to Consulting Agreement, executed March 26, 2025 and effective as of June 17, 2025, between the Company and Stone Atlanta Estates LLC (successor-in-interest to Stone Sunny Isles Inc.).

10.4*	Consulting Agreement, executed March 26, 2025 and effective as of June 17, 2025, between the Company and Richard Kender.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

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

BICYCLE THERAPEUTICS PLC

Date: May 1, 2025	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)