Form 10-Q
period 2025-06-30
BICYCLE THERAPEUTICS PLC
filed 2025-08-08
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 49,868,567 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of product candidates in our pipeline programs for our Bicycle® Drug Conjugate, or BDC® molecules, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;

ii

●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our ability to attract and retain qualified employees and key personnel;
●	future revenue, hiring plans, expenses, capital expenditures, capital requirements and share performance;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$721,451	$879,520
Prepaid expenses and other current assets	22,058	13,432
Research and development incentives receivable	60,753	35,653
Total current assets	804,262	928,605
Property and equipment, net	8,307	9,516
Operating lease right-of-use assets	5,806	7,673
Other assets	13,809	11,074
Total assets	$832,184	$956,868
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,263	$15,793
Accrued expenses and other current liabilities	44,538	41,246
Deferred revenue, current portion	14,621	10,191
Total current liabilities	77,422	67,230
Operating lease liabilities, net of current portion	1,765	3,990
Deferred revenue, net of current portion	82,943	91,467
Other long‑term liabilities	1,139	1,121
Total liabilities	163,269	163,808
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 159,802,729 and 155,876,645 shares authorized on June 30, 2025 and December 31, 2024, respectively; 69,253,944 and 69,061,418 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	893	890
Additional paid-in capital	1,491,882	1,472,842
Accumulated other comprehensive (loss) income	(3,363)	119
Accumulated deficit	(820,497)	(680,791)
Total shareholders’ equity	668,915	793,060
Total liabilities and shareholders’ equity	$832,184	$956,868

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaboration revenue	$2,920	$9,361	$12,897	$28,891
Operating expenses:
Research and development	71,029	40,059	130,087	74,923
General and administrative	18,493	15,949	39,616	32,331
Total operating expenses	89,522	56,008	169,703	107,254
Loss from operations	(86,602)	(46,647)	(156,806)	(78,363)
Other income (expense):
Interest and other income	7,473	7,774	15,887	13,398
Interest expense	(54)	(824)	(105)	(1,645)
Total other income, net	7,419	6,950	15,782	11,753
Net loss before income tax provision	(79,183)	(39,697)	(141,024)	(66,610)
(Benefit from) provision for income taxes	(231)	115	(1,318)	(235)
Net loss	$(78,952)	$(39,812)	$(139,706)	$(66,375)
Net loss per share, basic and diluted	$(1.14)	$(0.77)	$(2.02)	$(1.40)
Weighted average ordinary shares outstanding, basic and diluted	69,252,009	51,992,034	69,224,629	47,276,062

Comprehensive loss:
Net loss	$(78,952)	$(39,812)	$(139,706)	$(66,375)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,902)	(314)	(3,482)	212
Total comprehensive loss	$(80,854)	$(40,126)	$(143,188)	$(66,163)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	69,061,418	$890	$1,472,842	$119	$(680,791)	$793,060
Issuance of ADSs upon settlement of restricted share units	140,937	2	—	—	—	2
Share-based compensation expense	—	—	9,605	—	—	9,605
Foreign currency translation adjustment	—	—	—	(1,580)	—	(1,580)
Net loss	—	—	—	—	(60,754)	(60,754)
Balance at March 31, 2025	69,202,355	892	1,482,447	(1,461)	(741,545)	740,333
Issuance of ADSs upon settlement of restricted share units	51,589	1	—	—	—	1
Share-based compensation expense	—	—	9,435	—	—	9,435
Foreign currency translation adjustment	—	—	—	(1,902)	—	(1,902)
Net loss	—	—	—	—	(78,952)	(78,952)
Balance at June 30, 2025	69,253,944	$893	$1,491,882	$(3,363)	$(820,497)	$668,915

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	42,431,766	$550	$883,446	$(1,304)	$(511,760)	$370,932
Issuance of ADSs upon exercise of share options	133,735	2	1,868	—	—	1,870
Issuance of ADSs upon settlement of restricted share units	67,096	1	—	—	—	1
Share-based compensation expense	—	—	9,282	—	—	9,282
Foreign currency translation adjustment	—	—	—	526	—	526
Net loss	—	—	—	—	(26,563)	(26,563)
Balance at March 31, 2024	42,632,597	553	894,596	(778)	(538,323)	356,048
Issuance of ADSs upon exercise of share options	351,099	5	4,495	—	—	4,500
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $11.4 million	25,933,706	331	543,796	—	—	544,127
Issuance of ADSs upon settlement of restricted share units	23,840	—	—	—	—	—
Share-based compensation expense	—	—	9,264	—	—	9,264
Foreign currency translation adjustment	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	(39,812)	(39,812)
Balance at June 30, 2024	68,941,242	$889	$1,452,151	$(1,092)	$(578,135)	$873,813

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(139,706)	$(66,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	19,040	18,546
Depreciation and amortization	3,330	3,298
Non-cash interest	—	211
Deferred income tax benefit	(1,647)	(877)
Changes in operating assets and liabilities:
Accounts receivable	—	(232)
Research and development incentives receivable	(20,781)	(22,575)
Prepaid expenses and other assets	(8,571)	(8,783)
Operating lease right‑of‑use assets	2,235	2,187
Accounts payable	1,080	(6,354)
Accrued expenses and other current liabilities	972	(3,626)
Operating lease liabilities	(2,656)	(2,382)
Deferred revenue	(12,452)	(28,671)
Other long-term liabilities	—	137
Net cash used in operating activities	(159,156)	(115,496)
Cash flows from investing activities:
Purchases of property and equipment	(1,102)	(432)
Net cash used in investing activities	(1,102)	(432)
Cash flows from financing activities:
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	—	545,106
Proceeds from the exercise of share options and settlement of restricted share units	3	6,371
Payments of finance lease obligations	(89)	—
Net cash (used in) provided by financing activities	(86)	551,477
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,275	(608)
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,069)	434,941
Cash, cash equivalents and restricted cash at beginning of period	880,067	526,970
Cash, cash equivalents and restricted cash at end of period	$721,998	$961,911
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$721,451	$961,364
Restricted cash in prepaid expenses and other current assets, and other assets, respectively	547	547
Total cash, cash equivalents and restricted cash	$721,998	$961,911
Supplemental disclosure of cash flow information
Cash paid for interest on debt	$—	$1,146
Cash paid for interest on finance lease obligations	$44	$—
Cash (received from) paid for income taxes	$(1,121)	$792
Equity issuance costs included in accounts payable and accrued expenses	$—	$979
Cash paid for amounts included in the measurement of operating lease liabilities	$2,956	$2,874
Changes in purchases of property and equipment in accounts payable and accrued expenses	$271	$26

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s initial internal programs are focused on oncology indications with high unmet medical need. The Company is evaluating zelenectide pevedotin, formerly BT8009, a Bicycle Drug Conjugate (a “BDC®” molecule) targeting Nectin-4, in an ongoing company-sponsored Phase I/II clinical trial in patients with Nectin-4 expressing advanced malignancies and an ongoing company-sponsored Phase II/III registrational trial, called Duravelo-2, in patients with metastatic urothelial cancer. The Company is also evaluating zelenectide pevedotin in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively. In addition, the Company is evaluating BT5528, a BDC molecule targeting Ephrin type-A receptor 2 (“EphA2”), in a company-sponsored Phase I/II clinical trial, and BT7480, a Bicycle Tumor-Targeted Immune Cell Agonist® (a “Bicycle TICA®” molecule) targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. The Company’s discovery pipeline in oncology includes next-generation BDC molecules and Bicycle Radioconjugates (“BRC®” molecules). Beyond the Company’s wholly owned oncology portfolio, the Company is collaborating with biopharmaceutical companies and organizations in therapeutic areas in which the Company believes its proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

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

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of $721.5 million.

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

The Company has incurred recurring losses since inception, including net losses of $79.0 million and $139.7 million for the three and six months ended June 30, 2025, respectively, and $39.8 million and $66.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $820.5 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. For 2024, the Company benefitted from the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program, under which the Company was able to surrender trading losses that arose from qualifying research and development expenses incurred by the Company’s subsidiaries in the U.K. for a cash rebate of up to 26.97% of qualifying expenditure incurred as long as the Company qualified as “R&D intensive” (broadly, a loss-making SME whose relevant R&D expenditure represents, for 2024, 40% of its total expenditure for the accounting period). Such rebate percentage was increased from 18.6% of qualifying expenditure, retroactively applied to expenditures incurred after April 1, 2023, upon the enactment of Finance Act 2024 in February 2024. For accounting periods beginning after April 1, 2024, Finance Act 2024 replaced the legacy research and development expenditure credit and the SME R&D Tax Relief program with a merged research and development expenditure credit scheme (“RDEC”) and an enhanced research and development intensive support scheme (“ERIS”). Therefore, for 2025 the Company qualifies for the ERIS scheme, and is therefore eligible for a cash rebate up to 26.97% of qualifying expenditures, as it remains R&D intensive (for 2025, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for the accounting period). Going forward, if the Company no longer qualifies as an R&D-intensive SME during an accounting period, the Company will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $11.5 million and

$20.8 million during the three and six months ended June 30, 2025, respectively, and $7.3 million and $22.6 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had research and development incentives receivable of $60.8 million.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash equivalents of $446.5 million and $664.9 million, consisting of money market funds that are primarily invested in U.S. Treasury securities, which are considered Level 1 assets. As of June 30, 2025, and December 31, 2024, there were no other assets or liabilities measured at fair value on a recurring basis.

As of June 30, 2025 and December 31, 2024, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within prepaid expenses and other current assets and within other assets, respectively, in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$17,290	$14,658
Leasehold improvements	11,925	10,903
Finance lease right-of-use assets	1,127	1,033
Computer equipment and software	643	581
Furniture and office equipment	1,469	1,290
	32,454	28,465
Less: Accumulated depreciation and amortization	(24,147)	(18,949)
	$8,307	$9,516

Depreciation and amortization expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2025, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2025 included amortization expense of $0.1 million and $0.1 million, respectively, related to property and equipment obtained under finance leases. There was no amortization expense recorded related to property and equipment obtained under finance leases for the three and six months ended June 30, 2024.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$11,319	$16,272
Accrued external research and development expenses	24,174	14,978
Accrued professional fees	3,377	4,196
Current portion of operating lease liabilities	5,233	5,328
Current portion of finance lease liabilities	199	175
Other	236	297
	$44,538	$41,246

In August 2024, the Company consolidated all discovery research activities to the Company’s headquarters in Cambridge, U.K. As a result, at December 31, 2024, the Company had a remaining liability of $0.4 million related to unpaid severance and other one-time termination benefits. During the six months ended June 30, 2025, the Company paid the remaining $0.4 million, and there are no remaining unpaid benefits outstanding as of June 30, 2025.

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provided for aggregate maximum borrowings of up to $75.0 million, of which the Company drew down an aggregate of $30.0 million in 2021 and 2020. Payments on borrowings under the Loan Agreement were interest-only until April 1, 2025 and interest was paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%, and the Loan Agreement included a 5.0% end-of-term charge payable upon maturity or repayment. The scheduled maturity date was July 1, 2025. On July 9, 2024, the Company repaid all amounts outstanding, including the outstanding borrowings of $30.0 million, accrued and unpaid interest of $0.1 million, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. Upon termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released. No interest expense associated with the Loan Agreement was recognized for either the three or six months ended June 30, 2025. Interest expense associated with the Loan Agreement was $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025, and December 31, 2024, the Company had not declared any dividends.

As of June 30, 2025, and December 31, 2024, the Company’s authorized share capital consisted of 159,802,729 and 155,876,645 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement

Plan”), the Amended and Restated Bicycle Therapeutics plc 2020 Equity Incentive Plan with Non Employee Sub Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of June 30, 2025, there were 49,816,000 ordinary shares issued and outstanding and 19,437,944 non-voting ordinary shares issued and outstanding.

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

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of June 30, 2025, there were 892,700 shares available for future issuance under the 2024 Inducement Plan.

As of June 30, 2025, there were options outstanding to purchase 607,300 shares under the 2024 Inducement Plan.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. In June 2022, the Company’s shareholders approved the amended and restated 2020 Plan, which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, prior to June 2025, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan automatically increased on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s voting ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors (the “Evergreen Increase”). Pursuant to the Evergreen Increase, on January 1, 2025, the number of shares reserved for issuance under the 2020 Plan was increased by 2,378,465 shares. In June 2025, the Company’s shareholders approved Amendment No. 1 to the 2020 Plan, which (i) amended the calculation of the Evergreen Increase to capture the Company’s total issued share capital in order to treat non-voting ordinary shares the same as voting ordinary shares and (ii) increased the number of ordinary shares reserved for future issuance by 1,300,000. As of June 30, 2025, there were 1,608,530 ordinary shares available for issuance under the 2020 Plan.

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

As of June 30, 2025, there were options outstanding to purchase 7,376,622 shares and RSUs outstanding for 1,891,546 shares under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2025, there were 1,773,816 options outstanding to purchase ordinary shares under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2025. As of June 30, 2025, the total number of shares available for issuance under the ESPP was 2,007,671 ordinary shares. As of June 30, 2025, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expenses	$4,153	$4,599	$8,505	$9,130
General and administrative expenses	5,282	4,665	10,535	9,416
	$9,435	$9,264	$19,040	$18,546

Share options

The following table summarizes the Company’s option activity since December 31, 2024:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,748,726	$22.41	6.81	$9,559
Granted	1,719,938	12.97	—	—
Forfeited	(195,739)	22.00	—	—
Outstanding as of June 30, 2025	10,272,925	$20.84	6.78	$2,656
Vested and expected to vest as of June 30, 2025	10,272,925	$20.84	6.78	$2,656
Options exercisable as of June 30, 2025	6,322,598	$21.97	5.51	$2,656

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2025 and 2024 was $8.89 per share and $13.08 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was zero for each of the three and six months ended June 30, 2025, respectively, and $3.6 million and $4.6 million for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, the Company recorded share-based compensation expense for share options granted of $6.8 million and $13.6 million, respectively, and for the three and six months ended June 30, 2024, the Company recorded share-based compensation expense for share options granted of $7.3 million and $14.8 million, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.5%	4.3%	4.0%
Expected volatility	73.9%	76.0%	74.2%	77.8%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.0	6.1	6.1

As of June 30, 2025, total unrecognized compensation expense related to the unvested employee and director share options was $47.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2024	674,262	$22.96
Granted	1,410,427	13.95
Vested and settled	(192,526)	23.40
Vested and deferred(1)	(31,646)	16.05
Forfeited	(42,617)	15.32
Unvested outstanding at June 30, 2025	1,817,900	16.22
Vested but subject to deferred settlement at December 31, 2024(1)	42,000	18.07
Vested and deferred(1)	31,646	16.05
Vested but subject to deferred settlement at June 30, 2025(1)	73,646	17.20
Outstanding at June 30, 2025	1,891,546	$16.24
(1)	The Company has granted certain RSUs to the Company’s non-employee directors which provide for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three and six months ended June 30, 2025 was $0.5 million and $2.7 million, respectively, and during the three and six months ended June 30, 2024 was $0.8 million and $2.3 million, respectively.

Total share-based compensation expense for RSUs granted was $2.7 million and $5.4 million for the three and six months ended June 30, 2025, respectively, and was $1.9 million and $3.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $25.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

9. Significant agreements

For the three and six months ended June 30, 2025 and 2024, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaboration revenues
Bayer	$1,009	$844	$1,857	$1,662
Novartis	1,491	3,778	2,896	5,025
Ionis	—	3,027	—	8,881
Genentech	420	1,712	8,144	13,323
Total collaboration revenues	$2,920	$9,361	$12,897	$28,891

Except as otherwise disclosed below, there have been no material changes to the contractual terms, or the associated accounting treatments for recognizing revenue, of the Company’s significant agreements during the three and six months ended June 30, 2025 and 2024. Please read Note 9. “Significant agreements” to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s 2024 Annual Report for further details on the Company’s significant agreements.

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

During the three and six months ended June 30, 2025, the Company recognized revenue of $1.0 million and $1.9 million, respectively, and during the three and six months ended June 30, 2024, the Company recognized revenue of $0.8 million and $1.7 million, respectively, in connection with the Bayer Collaboration Agreement. As of June 30, 2025 and December 31, 2024, the Company recorded deferred revenue of $42.0 million and $40.0 million, respectively, in connection with the Bayer Collaboration Agreement. Revenue allocated to the identified performance obligations that are recognized over time is expected to be satisfied over a period of approximately four years from contract inception, and the remaining revenue allocated to material rights is expected to be recognized upon exercise or expiration of the associated options within approximately seven years from contract inception.

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

During the three and six months ended June 30, 2025, the Company recognized revenue of $1.5 million and $2.9 million, respectively, in connection with the Novartis Collaboration Agreement, and during the three and six months ended June 30, 2024, the Company recognized revenue of $3.8 million and $5.0 million, respectively, in connection with the Novartis Collaboration Agreement, including $2.5 million recognized during the second quarter of 2024 upon the expiration of Novartis’ material rights for limited substitution rights for the first and second targets. As of June 30, 2025 and December 31, 2024, the Company recorded deferred revenue of $45.1 million and $44.1 million, respectively, in connection with the Novartis Collaboration Agreement. Revenue allocated to the identified performance obligations that are recognized over time is expected to be satisfied over a period of approximately three years from contract inception and the remaining revenue allocated to material rights is expected to be recognized upon exercise or expiration of the respective options within approximately six years from contract inception.

Ionis Agreements

Following the exercise by Ionis of an option granted pursuant to an evaluation and option agreement, on July 9, 2021, the Company and Ionis entered into a collaboration and license agreement, which was subsequently amended in 2021, 2022, 2023 and 2024 (collectively the agreement and all amendments, the “Ionis Agreements”). Pursuant to the Ionis Agreements, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan which was substantially completed in the second quarter of 2024, and thereafter Ionis is responsible for all future research, development, manufacture and commercialization activities.

During the first quarter of 2024, the Company updated its estimate of variable consideration for the reimbursement of contract research organization (“CRO”) costs under the arrangement from $0.6 million to $0.4 million, and the transaction price decreased to from $38.0 million to $37.8 million.

As of June 30, 2025, the combined licenses and research and discovery performance obligation is complete, and all revenue allocated to the combined licenses and research and discovery performance obligation has been recognized. No revenue was recognized during either the three or six months ended June 30, 2025 in connection with the Ionis Agreements. For the three and six months ended June 30, 2024, the Company recognized revenue of $3.0 million and $8.9 million, respectively, in connection with the Ionis Agreements. As of June 30, 2025, and December 31, 2024, the Company recorded deferred revenue of $3.9 million and $3.6 million, respectively, in connection with the Ionis Agreements. The remaining revenue allocated to material rights is recorded as deferred revenue and the Company expects to recognize revenue upon exercise of or upon expiry of the respective option after approximately four to seven years from contract execution.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement, as amended from time to time (as amended, the “Genentech Collaboration Agreement”), with Genentech. The collaboration focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets (Genentech Collaboration Program #1 through #4) suitable for Genentech to advance into further development and commercialization, governed by a joint research committee. Under the Genentech Collaboration Agreement, Genentech also had the option to have the Company perform initial pre-clinical development and optimization activities in exchange for an additional specified milestone payment in the mid single-digit millions for each Genentech Collaboration Program (the “LSR Go Option”).

In January 2024, the joint research committee reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the three months ended March 31, 2024, including $7.5 million related to the expiration of remaining material rights. In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company recognized revenue of $7.5 million related to the expiration of remaining material rights.

During the three and six months ended June 30, 2025, the Company recognized revenue of $0.4 million and $8.1 million, respectively, and during the three and six months ended June 30, 2024, the Company recognized revenue of $1.7 million and $13.3 million, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded $6.5 million and $14.0 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement. In July 2025, Genentech provided the Company with a notice of termination of the Genentech Collaboration Agreement, effective in August 2025. As a result, in the third quarter of 2025, the Company expects to recognize the remaining deferred revenue of approximately $6.5 million, which was allocated to the material right associated with the LSR Go Option for Collaboration Program #1.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	June 30,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$315	$(1,857)	$3,567	$41,985
Novartis collaboration deferred revenue	44,073	—	(2,896)	3,962	45,139
Ionis collaboration deferred revenue	3,587	—	—	327	3,914
Genentech collaboration deferred revenue	14,038	—	(8,144)	632	6,526
Total deferred revenue	$101,658	$315	$(12,897)	$8,488	$97,564

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$296	$(3,393)	$(561)	$39,960
Novartis collaboration deferred revenue	50,008	3,000	(8,161)	(774)	44,073
Ionis collaboration deferred revenue	12,464	90	(8,881)	(86)	3,587
Genentech collaboration deferred revenue	29,104	—	(14,840)	(226)	14,038
Total deferred revenue	$135,194	$3,386	$(35,275)	$(1,647)	$101,658

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at June 30, 2025 or December 31, 2024.

As of June 30, 2025, the Bayer, Novartis, Ionis, and Genentech deferred revenue balances include $34.8 million, $34.9 million, $3.9 million, and $6.5 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and six months ended June 30, 2025 and 2024, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$2,920	$6,819	$5,384	$18,450
Revenue recognized based on expiration of material rights	—	2,542	7,513	10,576
Revenue recognized based on changes in transaction price	—	—	—	(135)
Total	$2,920	$9,361	$12,897	$28,891

10. Income taxes

During the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $0.2 million and $1.3 million, respectively. During the three months ended June 30, 2024, the Company recorded an income tax provision of $0.1 million, and during the six months ended June 30, 2024, the Company recorded an income tax benefit of $0.2 million. The Company is subject to corporate taxation in the U.K. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The benefit from income taxes recognized during the three and six months ended June 30, 2025 and the six months ended June 30, 2024 represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. The income tax provision recognized during the three months ended June 30, 2024 is due to timing differences associated with discrete items related to share option exercises. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the deferred tax assets in the U.K. as of June 30, 2025 and December 31, 2024. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the deferred tax assets in the United States.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements.

11. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years, which, subject to certain conditions, may have been extended for an additional two years at the Company’s option and the Company concluded that the lease term is three years, representing the non-cancelable lease period, as it was not reasonably certain that the lease would be extended.

In December 2021, the Company entered into a lease of office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years but may be cancelled by the Company on the fifth anniversary of the lease commencement date and the Company concluded that the lease term is five years, representing the non-cancelable lease period, as it is not reasonably certain that the lease will not be cancelled.

In September 2017, Bicycle Therapeutics Inc. entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In March 2022, Bicycle Therapeutics Inc. notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027 which successive period was not included in the original lease term. The Company accounted for the lease extension as a modification of the existing lease and remeasured the operating lease right-of-use asset and operating lease liability by calculating the present value of lease payments, discounted at the

Company’s incremental borrowing rate on the modification date, over the new lease term. In May 2022, the lease was extended.

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of June 30, 2025 and December 31, 2024, the Company recorded finance lease right-of-use assets of $1.0 million and $1.0 million, respectively, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company recorded finance lease liabilities of $1.0 million and $1.0 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$1,286	$1,338	$2,537	$2,679
Variable lease cost	776	563	1,574	1,344
Finance lease cost:
Amortization of finance lease right-of-use assets	55	—	107	—
Interest on finance lease liabilities	22	—	44	—
Total finance lease cost	$77	$—	$151	$—

The weighted average remaining operating lease term was 1.6 years and 2.4 years as of June 30, 2025 and 2024, respectively, and the weighted average operating lease discount rate was 7.7% and 7.9% as of June 30, 2025 and 2024, respectively. The weighted average remaining finance lease term was 4.2 years as of June 30, 2025, and the weighted average finance lease discount rate was 9.5% as of June 30, 2025.

The following table summarizes the maturities of the Company’s lease liabilities as of June 30, 2025 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$3,039	$140
2026	3,503	279
2027	820	279
2028	—	279
2029	—	210
Present value adjustment	(364)	(199)
Total lease liabilities	6,998	988
Less: current lease liabilities	(5,233)	(199)
Long term lease liabilities	$1,765	$789

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.9 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of June 30, 2025. As of June 30, 2025, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(78,952)	$(39,812)	$(139,706)	$(66,375)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,252,009	51,992,034	69,224,629	47,276,062
Net loss per share, basic and diluted	$(1.14)	$(0.77)	$(2.02)	$(1.40)

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

	June 30,
	2025	2024
RSUs	1,891,546	840,204
Options to purchase ordinary shares	10,272,925	8,824,305
	12,164,471	9,664,509

13. Related party transactions

Amendment to Consulting Agreement with Stone Atlanta Estates LLC

Pierre Legault, the former Chairman of the Company’s board of directors is associated with Stone Atlanta Estates LLC, which provided consultancy services to the Company totaling $0.1 million and $0.1 million during the three and six months ended June 30, 2025, respectively, and $47,000 and $0.1 million during the three and six months ended June 30, 2024, respectively. In March 2025, the Company and Mr. Legault entered into an amendment to the consulting agreement, effective as of June 17, 2025, the date of Mr. Legault’s retirement as Chairman. The amendment modifies the compensation payable under the agreement and provides for expiration of the agreement no later than June 30, 2028.

Related Party Participation in Private Placement

The Investors in the Private Placement included certain entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”), an entity which may be deemed a beneficial owner of greater than 10% of the Company’s voting securities. Felix J. Baker, the Chairman of the Company’s board of directors, is a managing member of Baker Bros. Advisors (GP) LLC, the sole general partner of Baker Bros. Advisors LP. In the Private Placement, the Baker Entities purchased an aggregate of 17,114,846 non-voting ordinary shares, nominal value £0.01 per share, for an aggregate purchase price of $366.6 million. The Private Placement was approved in accordance with the Company’s related person transaction policy by the Company’s Related Parties Committee. See Note 11. “Commitments and contingencies” for additional information on indemnities provided to certain investors.

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaboration revenue	$2,920	$9,361	$12,897	$28,891
Significant segment expenses
Research and development:
Zelenectide pevedotin (Nectin-4)	44,396	15,577	76,743	33,320
BT5528 (EphA2)	1,828	2,447	4,346	4,217
Bicycle tumor-targeted immune cell agonists	(15)	2,089	1,112	4,674
Discovery, platform and other expense	12,496	7,079	21,144	14,961
Employee and contractor related expenses	17,958	13,818	35,544	27,598
Share-based compensation	4,153	4,599	8,505	9,130
Facility expenses	1,744	1,759	3,531	3,677
Research and development incentives and government grants	(11,531)	(7,309)	(20,838)	(22,654)
Total research and development	71,029	40,059	130,087	74,923
General and administrative:
Personnel-related costs	7,056	5,525	14,106	11,241
Professional and consulting fees	4,573	3,944	11,001	7,914
Other general and administrative costs	2,327	1,916	4,520	3,932
Share-based compensation	5,282	4,665	10,535	9,416
Effect of foreign exchange rates	(745)	(101)	(546)	(172)
Total general and administrative	18,493	15,949	39,616	32,331
Total significant segment expenses	89,522	56,008	169,703	107,254
Other segment items(1)	7,650	6,835	17,100	11,988
Segment net loss	$(78,952)	$(39,812)	$(139,706)	$(66,375)
(1)	Other segment items include interest and other income, interest expense and (benefit from) provision for income taxes.

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

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2025	2024
United States	$1,985	$3,037
United Kingdom	12,128	14,152
	$14,113	$17,189

The Company’s collaboration revenues are attributed to the operations of the Company in the United Kingdom.

15. Subsequent events

Genentech Notice of Termination

In July 2025, Genentech provided the Company with a notice of termination of the Genentech Collaboration Agreement, effective in August 2025. As a result, in the third quarter of 2025, the Company expects to recognize the remaining deferred revenue of approximately $6.5 million, which was allocated to the material right associated with the LSR Go Option for Collaboration Program #1.

Workforce Reduction

In August 2025, the Company announced cost reduction initiatives that are expected to reduce planned operating costs by approximately 30% over the course of the Company’s expected financial runway period, primarily through a workforce reduction that is expected to result in a reduction of approximately 25% of the Company’s current and planned workforce. The Company estimates that it will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million, the majority of which is expected to be recognized in the third quarter of 2025.

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

Overview

We are a clinical-stage pharmaceutical company developing a novel class of medicines, which we refer to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are fully synthetic short peptides constrained to form two loops which stabilize their structural geometry. This constraint facilitates target binding with high affinity and selectivity, making Bicycle molecules attractive candidates for drug development. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic, or PK, properties of a small molecule. The relatively large surface area presented by Bicycle molecules allows targets to be drugged that have historically been intractable to non-biological approaches. Bicycle molecules are excreted by the kidney rather than the liver and have shown no significant signs of immunogenicity to date, qualities which we believe explain the molecules’ favorable toxicological profile.

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

Our product candidates zelenectide pevedotin, formerly BT8009, and BT5528 are each a Bicycle Drug Conjugate, or BDC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BDC molecule targeting Nectin-4, in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies and an ongoing Phase II/III registrational trial called Duravelo-2, designed to allow for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. We are also evaluating zelenectide pevedotin in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively. Enrollment in these trials is ongoing. In addition, we are evaluating BT5528, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, in a company-sponsored Phase I/II clinical trial, for which enrollment is ongoing. Additionally, our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes next-generation BDC molecules and Bicycle Radioconjugates, or BRC® molecules.

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

In addition, at the ESMO Congress 2024, we announced updated Phase I/II clinical results for BT5528 in advanced solid tumors, including metastatic urothelial cancer and ovarian cancer, and updated Phase I/II clinical results for BT7480 in advanced solid tumors. In October 2024, first human imaging data for a BRC molecule targeting MT1-MMP was presented by the German Cancer Consortium, or DKTK, and we presented preclinical data about BRC molecules for radioisotope delivery to solid tumors at the European Association of Nuclear Medicine, or EANM, 2024 Congress. In April 2025, DKTK presented additional human imaging data for a BRC molecule targeting MT1-MMP at the American Association for Cancer Research, or AACR, Annual Meeting 2025.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

In August 2025, we announced cost reduction initiatives that are expected to reduce planned operating costs by approximately 30% over the course of our expected financial runway period, primarily through a workforce reduction that is expected to result in a reduction of approximately 25% of our current and planned workforce. We estimate that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million, the majority of which is expected to be recognized in the third quarter of 2025.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and borrowings pursuant to a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through June 30, 2025, we have received gross proceeds of $1.4 billion from the sale of our equity securities; and $236.9 million of cash payments under our collaboration arrangements, including $45.6 million from Bayer, $53.0 million from Novartis, $47.7 million from Ionis, and $56.0 million from Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $79.0 million and $139.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $820.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of June 30, 2025, we had cash and cash equivalents of $721.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” and “—Capital Resources and Funding Requirements.”

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

Through our subsidiaries in the U.K., we receive reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. For 2024, we benefitted from the Small and Medium-sized Enterprises, or SME, R&D Tax Relief program, under which we were able to surrender trading losses that arose from qualifying research and development expenses incurred by our subsidiaries in the U.K. for a cash rebate of up to 26.97% of qualifying expenditure incurred as long as we qualified as “R&D intensive” (broadly, a loss-making SME whose relevant R&D expenditure represents, for 2024, 40% of its total expenditure for the accounting period). Such rebate percentage was increased from 18.6% of qualifying expenditure, retroactively applied to expenditures incurred after April 1, 2023, upon the enactment of the Finance Act 2024 in February 2024. For accounting periods beginning on or after April 1, 2024, the Finance Act 2024 replaced the legacy research and development expenditure credit and the SME R&D Tax Relief program with a merged research and development expenditure credit scheme, or RDEC, and an enhanced research and development intensive support scheme, or ERIS. Therefore, for 2025 we qualify for the ERIS scheme, and are therefore eligible for a cash rebate up to 26.97% of qualifying expenditures, as we remain R&D intensive (for 2025, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for the accounting period). Going forward, if we no longer qualify as an R&D intensive SME during an accounting period, we will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

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

(Benefit from) Provision for Income Taxes

We are subject to corporate taxation in the United States and the U.K. We have generated losses since inception and have therefore not paid U.K. corporation tax. The (benefit from) provision for income taxes included in the condensed consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$2,920	$9,361	$(6,441)
Operating expenses:
Research and development	71,029	40,059	30,970
General and administrative	18,493	15,949	2,544
Total operating expenses	89,522	56,008	33,514
Loss from operations	(86,602)	(46,647)	(39,955)
Other income (expense):
Interest and other income	7,473	7,774	(301)
Interest expense	(54)	(824)	770
Total other income, net	7,419	6,950	469
Net loss before income tax provision	(79,183)	(39,697)	(39,486)
(Benefit from) provision for income taxes	(231)	115	(346)
Net loss	$(78,952)	$(39,812)	$(39,140)

Collaboration Revenue

Collaboration revenue decreased by $6.4 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to decreases of $3.0 million from our collaboration with Ionis due to the completion of the combined licenses and research and discovery performance obligation in the second quarter of 2024, $2.3 million from our collaboration with Novartis due to the recognition of revenue related to the expiration of Novartis’ material rights for limited substitution rights for the first and second targets in the second quarter of 2024, and $1.3 million from our collaboration with Genentech.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$44,396	$15,577	$28,819
BT5528 (EphA2)	1,828	2,447	(619)
Bicycle tumor-targeted immune cell agonists	(15)	2,089	(2,104)
Discovery, platform and other expense	12,496	7,079	5,417
Employee and contractor related expenses	17,958	13,818	4,140
Share-based compensation	4,153	4,599	(446)
Facility expenses	1,744	1,759	(15)
Research and development incentives and government grants	(11,531)	(7,309)	(4,222)
Total research and development expenses	$71,029	$40,059	$30,970

Research and development expenses increased by $31.0 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to increases of $28.8 million in clinical program expenses for zelenectide pevedotin primarily due to the ongoing Phase II/III Duravelo-2 registrational trial as well as the ongoing Phase I/II clinical trial assessing zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer, which commenced recruiting patients in the first quarter of 2025; $5.4 million in discovery, platform and other expense due to continued development of our pipeline programs, including advancing our BRC molecule pipeline; and $4.1 million in employee and contractor related expenses primarily attributable to increased headcount. These increases were primarily offset by $4.2 million of incremental research and development incentives due to the corresponding increase in qualifying research and development spending and decreases of $2.1 million in Bicycle TICA program development expenses due to the timing of clinical program activities, including the reimbursement of $0.9 million of certain program-related costs, and $0.6 million in BT5528 clinical program expenses.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through June 30, 2025, we have incurred approximately $233.4 million and $53.1 million of direct external expenses for the development of zelenectide pevedotin and BT5528, respectively, since their candidate nominations, and an aggregate of $50.4 million of direct external expenses for the development of two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change

	(in thousands)
Personnel-related costs	$7,056	$5,525	$1,531
Professional and consulting fees	4,573	3,944	629
Other general and administration costs	2,327	1,916	411
Share-based compensation	5,282	4,665	617
Effect of foreign exchange rates	(745)	(101)	(644)
Total general and administrative expenses	$18,493	$15,949	$2,544

General and administrative expenses increased by $2.5 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is primarily due to increases of $1.5 million in personnel-related costs as a result of increased headcount and $0.6 million in professional and consulting fees primarily associated with increased legal and consulting fees to support our growth.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$12,897	$28,891	$(15,994)
Operating expenses:
Research and development	130,087	74,923	55,164
General and administrative	39,616	32,331	7,285
Total operating expenses	169,703	107,254	62,449
Loss from operations	(156,806)	(78,363)	(78,443)
Other income (expense):
Interest and other income	15,887	13,398	2,489
Interest expense	(105)	(1,645)	1,540
Total other income, net	15,782	11,753	4,029
Net loss before income tax provision	(141,024)	(66,610)	(74,414)
Benefit from income taxes	(1,318)	(235)	(1,083)
Net loss	$(139,706)	$(66,375)	$(73,331)

Collaboration Revenue

Collaboration revenue decreased by $16.0 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to decreases of $8.9 million from our collaboration with Ionis because of the completion of the combined licenses and research and discovery performance obligation in the second quarter of 2024; $5.2 million from our collaboration with Genentech which was primarily due to the timing of revenue recognized upon the Genentech joint research committee’s decision to discontinue research activities for Collaboration Program #3 in the first quarter of 2024 and the notice of termination for Genentech Collaboration Program #4 in the first quarter of 2025; and $2.1 million from our collaboration with Novartis due to the recognition of revenue related to the expiration of Novartis’ material rights for limited substitution rights for the first and second targets in the second quarter of 2024.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$76,743	$33,320	$43,423
BT5528 (EphA2)	4,346	4,217	129
Bicycle tumor-targeted immune cell agonists	1,112	4,674	(3,562)
Discovery, platform and other expense	21,144	14,961	6,183
Employee and contractor related expenses	35,544	27,598	7,946
Share-based compensation	8,505	9,130	(625)
Facility expenses	3,531	3,677	(146)
Research and development incentives and government grants	(20,838)	(22,654)	1,816
Total research and development expenses	$130,087	$74,923	$55,164

Research and development expenses increased by $55.2 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to increases of $43.4 million in clinical program expenses for zelenectide pevedotin primarily related to the ongoing Phase II/III Duravelo-2 registrational trial as well as the ongoing Phase I/II clinical trial assessing zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer, which commenced recruiting patients in the first quarter of 2025; $7.9 million in employee and contractor related expenses primarily attributable to increased headcount; $6.2 million in discovery, platform and other expense due to continued development of our pipeline programs, including advancing our BRC molecule pipeline; and $1.8 million resulting from a decrease in research and development incentives due to the retroactive impact of U.K. R&D tax credit reimbursement rate changes that were enacted and effective in the first quarter of 2024, retroactively applied to April 1, 2023. These increases were primarily offset by a decrease of $3.6 million in Bicycle TICA program development expenses due to the timing of clinical program activities, including the reimbursement of $0.9 million of certain program-related costs.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change

	(in thousands)
Personnel-related costs	$14,106	$11,241	$2,865
Professional and consulting fees	11,001	7,914	3,087
Other general and administration costs	4,520	3,932	588
Share-based compensation	10,535	9,416	1,119
Effect of foreign exchange rates	(546)	(172)	(374)
Total general and administrative expenses	$39,616	$32,331	$7,285

General and administrative expenses increased by $7.3 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is primarily due to increases of $3.1 million in professional and consulting fees primarily associated with increased legal and consulting fees to support our growth, $2.9 million in personnel-related costs as a result of increased headcount, and $1.1 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year.

Other Income, net

Other income, net increased by $4.0 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily due to an increase in interest income of $2.5 million primarily related to higher average interest-bearing cash and cash equivalents balances period over period, as well as a decrease in interest expense of $1.5 million due to the repayment and termination of the Loan Agreement in July 2024.

Benefit from Income Taxes

The benefit from income taxes of $1.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, is mainly the result of deferred tax assets in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through June 30, 2025, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our equity securities; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and borrowings pursuant to our Loan Agreement with Hercules.

On May 23, 2024, we entered into a securities purchase agreement, or the Purchase Agreement, with purchasers named therein. Pursuant to the Purchase Agreement, we sold 6,764,705 ADSs, representing the same number of ordinary shares, nominal value £0.01 per share, and 19,169,001 non-voting ordinary shares, nominal value £0.01, each at a purchase price equal to $21.42 per share, or the Private Placement. We completed the Private Placement on May 28, 2024. The transaction resulted in gross proceeds to us of $555.5 million, and after deducting commissions and offering expenses of $11.4 million, net proceeds to us of $544.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(159,156)	$(115,496)
Net cash used in investing activities	(1,102)	(432)
Net cash (used in) provided by financing activities	(86)	551,477
Effect of exchange rate changes on cash	2,275	(608)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(158,069)	$434,941

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $159.2 million as compared to $115.5 million for the six months ended June 30, 2024. The increase in cash used in operations of $43.7 million is primarily due to an increase in cash payments for clinical program activities, primarily related to the multiple ongoing clinical trials for zelenectide pevedotin, including for the ongoing Phase II/III registrational trial for zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and the initiation of the Phase I/II clinical trial for zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer.

Investing Activities

During the six months ended June 30, 2025 and 2024, we used $1.1 million and $0.4 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million, primarily consisting of payments of finance lease obligations.

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

The following table summarizes our contractual obligations as of June 30, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$7,362	$5,533	$1,829	$—
Finance lease commitments	1,187	279	559	349
Total	$8,549	$5,812	$2,388	$349
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S. under operating leases with lease terms through March 2026 and December 2027.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.9 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of June 30, 2025. As of June 30, 2025, we were unable to estimate the timing or likelihood of achieving these milestones.

As of June 30, 2025, we had cash and cash equivalents of $721.5 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2025, we had cash and cash equivalents of $721.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in U.S. Treasury obligations and fully collateralized repurchase obligations and that maintain a constant net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $0.7 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and foreign exchange gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Drug Conjugate, or BDC®, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular development strategy, product candidate or indication and fail to capitalize on strategies, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and clinical research organizations, or CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $139.7 million and $66.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $820.5 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $721.5 million as of June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Within our BDC programs, we are evaluating zelenectide pevedotin, formerly BT8009, a BDC molecule that targets Nectin-4 and carries a monomethyl auristatin E, or MMAE, cytotoxin payload, in an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 in patients with untreated and previously treated metastatic urothelial cancer, and ongoing Phase I/II clinical trials to assess zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. We are also evaluating BT5528, a BDC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity of the molecule in advanced solid tumors historically associated with EphA2 expression. In addition, we are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose. There can be no assurance our BDC molecules or Bicycle TICA molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the European Medicines Agency, or EMA, in Europe or similar regulatory authorities will approve our BDC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

In connection with clinical trials of our product candidates, we face a number of risks, including risks that:

●	a product candidate is ineffective, inferior or a rigorous comparison cannot be made to existing approved products for the same indications;

●	a product candidate causes or is associated with unacceptable toxicity or has unacceptable side effects;

●	patients may die or suffer adverse effects for reasons that may or may not be related to the product candidate being tested;

●	the results may not confirm the positive results of earlier trials;

●	uncertainties related to the FDA’s view around product approval and regulatory pathway;

●	the results may not meet the level of statistical significance required by the FDA, the EMA or the European Commission or other relevant regulatory authorities to establish the safety and efficacy of our product candidates for continued trial or strategy for marketing approval; and

●	our collaborators may be unable or unwilling to perform under their contracts.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of zelenectide pevedotin, BT5528 and BT7480 are ongoing, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we aligned with the FDA on the design of a Phase II/III registrational trial for zelenectide pevedotin, which is currently enrolling, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

We may employ companion diagnostics to help us more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval or certification prior to commercialization. In the EEA (and Northern Ireland), in order to place an in vitro diagnostic medical device on the market, the device must be designed, developed, manufactured and marketed in compliance with the Regulation on In-Vitro Diagnostic Devices (Regulation (EU) 2017/746).

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

In August 2024, we focused our research and development pipeline on clinical programs and research areas that we believe have the highest potential to maximize value creation and we consolidated all discovery research activities to our headquarters in Cambridge, U.K. Moving forward, we are prioritizing the clinical development of BDC molecules in multiple tumor types and focusing our near-term research efforts on advancing our BRC pipeline and the discovery of next-generation BDC molecules. Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our past resource allocation decisions, and those we may make in the future, may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

Changes in the regulatory landscape, policies, or processes, as well as disruptions at the FDA and other government agencies caused by layoffs, changes in personnel, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is increased uncertainty as to how the FDA and other regulatory agencies will regulate our products.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as biotechnology companies are developing programs for the targets that we are exploring for our BDC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Corbus Pharmaceutical Holdings, Inc., Innate Pharma SA, Mabwell Therapeutics, Inc., Adcentryx Therapeutics Inc., Akeso, Inc., Bio-Thera Solutions Ltd. and Tianjin Conjustar Biologics Co., Ltd. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including the One Big Beautiful Bill Act, or OBBBA, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additional changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

Further, the current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce, and program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and to develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

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

As a company with operations in the U.K., our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;
●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including, without limitation, restrictive regulations such as the EU GDPR and U.K. GDPR governing the use, processing, and cross-border transfer of personal data;

●	changes in global regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment, including the longer-term implications of Brexit;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability continues as a result of the ongoing wars involving Ukraine and Israel. These wars could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, continued instability may adversely impact our ability to raise capital in the future on favorable terms or at all.

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

We may expend significant resources or modify certain of our business activities (which could include our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry standard or reasonable security measures to protect our information technology systems and sensitive information.

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

Under our collaborations with Ionis, Novartis, and Bayer, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to the ongoing wars involving Ukraine and Israel. Supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third-party manufacturing. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

The patent positions of companies in development and commercialization of biologics and pharmaceuticals are uncertain. Changes in either the patent laws or the interpretation of the patent laws in the United States or other jurisdictions could further increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, recent rulings from the U.S. Court of Appeals for the Federal

Circuit and the U.S. Supreme Court have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Risks Related to Employee Matters and Managing Growth

Our recently announced workforce reduction was undertaken to significantly reduce our ongoing operating expenses, but it may not result in our intended outcomes and may yield unintended consequences and additional costs.

In August 2025, we announced cost reduction initiatives that are expected to reduce planned operating costs by approximately 30% over the course of our expected financial runway period, primarily through a workforce reduction that is expected to result in a reduction of approximately 25% of our current and planned workforce. We estimate that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million, the majority of which is expected to be recognized in the third quarter of 2025.

This workforce reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the workforce reduction. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to contractors or other partners. The workforce reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Further, inflationary pressure may increase our costs, including employee compensation costs, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. If we are unable to realize the anticipated benefits from the workforce reduction, if we experience significant adverse consequences from the workforce reduction, or if we are otherwise unable to retain our employees, our business, financial condition, and results of operations may be materially adversely affected.

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

Particularly in light of our recently announced workforce reduction, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract and retain competent personnel. If we are not able to continue to retain, on acceptable terms, the qualified personnel necessary for the continued operation of our business, we may not be able to sustain our operations. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

In recent years, we have experienced significant fluctuations in the number of our employees and growth in the scope of our operations and over the long term we expect to expand, particularly in the areas of drug manufacturing, supply chain, clinical development, sales, marketing, as well as to support our public company operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its time and attention to managing both rightsizing and growth activities.

Our expected growth may also require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Massachusetts, U.S. Due to our limited resources, we may not be able to effectively manage the expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to effectively manage changes in the size of our workforce and other operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through August 5, 2025, the trading price of our ADSs has ranged from $6.10 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of August 5, 2025, we had 49,868,567 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 19.9% of any class of our securities registered under the Exchange Act. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on June 30, 2025, the ordinary shares outstanding prior to the re-designation would have approximately 72% of the voting power and the former non-voting ordinary shares would represent approximately 28% of the voting power.

Substantial future sales or issuances of shares of our ordinary shares or ADSs or other equity-related securities could adversely affect the price of our ADSs and dilute shareholders.

Sales of a substantial number of ordinary shares or ADSs, and sales by our management, our directors, their affiliates, or significant shareholders, could occur at any time. Based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, beneficially own approximately 21.8% of our ordinary shares. If these shares are sold in the market in transactions that occur at about the same time, such transactions could depress the market of our ADSs and could also affect our ability to raise equity capital through the sale of additional equity or equity-related securities, including non-voting ordinary shares, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. Our registration obligations pursuant to the Registration Rights Agreement with the Baker Entities also cover all shares thereafter acquired by the Baker Entities, for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our ordinary shares or ADSs by the Baker Entities in the future. In addition, ordinary shares subject to outstanding options under our equity incentive plans and the ordinary shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations, which will dilute current holders.

Our existing shareholders may consult with our management and have various impacts on our business affairs.

While our shareholder base and relative holdings may change over time, the Baker Entities hold the largest ownership position in our outstanding ordinary shares and non-voting ordinary shares. In addition, Felix J. Baker, Chairman of our board of directors, is a managing member of Baker Bros. Advisors (GP) LLC, which is the sole general partner of Baker Bros. Advisors LP. The interests of the Baker Entities and its affiliates may not always coincide with the interests of other shareholders, and any influence exerted over our business and affairs by these entities may not coincide with the wishes of other shareholders.

In addition, the Baker Entities together with our executive officers and directors and other holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 58% of our voting power as of August 5, 2025. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

The United States and the U.K. do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the U.K. In addition, uncertainty exists as to whether U.K. courts would entertain original actions brought in the U.K. against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of the U.K. as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If an English court gives judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the English court discretion to prescribe the manner of enforcement.

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

The IRA includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations, as well as a 1% excise tax on share buybacks. In addition, on July 4, 2025, President Trump signed into law the OBBBA, which introduced significant changes to the U.S. federal income tax code. The OBBBA includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense and research and development costs, and the taxation of foreign income. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under prior legislation to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act 2006, or the Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. The principal differences include the following:

●	under English law and our articles of association, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;

●	under English law, the number of shares determines the number of votes a holder may cast only on a poll. However, the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank;

●	under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;

●	under English law and our articles of association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the articles of association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;

●	in the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, if we were to be subject to the Takeover Code, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting, as well as the sanction of the U.K. court; and

●	under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the three months ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Ordinary Shares to be Sold	Expiration Date
Alethia Young, Chief Financial Officer	Adoption	April 3, 2025	X		118,625	July 15, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association, dated May 16, 2024 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 6, 2024).

10.1*	Amended and Restated Employment Agreement, dated March 25, 2025, by and between Eric Westin and Bicycle Therapeutics Inc.

10.2*	Non-Employee Director Compensation Policy, as amended as of June 18, 2025.

10.3*	Amendment No. 1 to the Amended and Restated 2020 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

BICYCLE THERAPEUTICS PLC

Date: August 8, 2025	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)