Form 10-Q
period 2025-09-30
BICYCLE THERAPEUTICS PLC
filed 2025-10-30
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, the registrant had 49,929,952 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of product candidates in our pipeline programs for our Bicycle® Drug Conjugate, or BDC® molecules, Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory development in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements, share performance and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our anticipated growth;
●	our hiring plans and our ability to attract and retain qualified employees and key personnel;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$648,325	$879,520
Prepaid expenses and other current assets	23,231	13,432
Research and development incentives receivable	67,263	35,653
Total current assets	738,819	928,605
Property and equipment, net	6,861	9,516
Operating lease right-of-use assets	4,562	7,673
Other assets	13,712	11,074
Total assets	$763,954	$956,868
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,653	$15,793
Accrued expenses and other current liabilities	44,368	41,246
Deferred revenue, current portion	12,261	10,191
Total current liabilities	69,282	67,230
Operating lease liabilities, net of current portion	981	3,990
Deferred revenue, net of current portion	74,119	91,467
Other long‑term liabilities	1,093	1,121
Total liabilities	145,475	163,808
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 159,690,229 and 155,876,645 shares authorized on September 30, 2025 and December 31, 2024, respectively; 69,306,511 and 69,061,418 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	894	890
Additional paid-in capital	1,500,653	1,472,842
Accumulated other comprehensive (loss) income	(3,471)	119
Accumulated deficit	(879,597)	(680,791)
Total shareholders’ equity	618,479	793,060
Total liabilities and shareholders’ equity	$763,954	$956,868

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration revenue	$11,734	$2,676	$24,631	$31,567
Operating expenses:
Research and development	58,426	48,265	188,513	123,188
General and administrative	18,859	18,257	58,475	50,588
Total operating expenses	77,285	66,522	246,988	173,776
Loss from operations	(65,551)	(63,846)	(222,357)	(142,209)
Other income (expense):
Interest and other income	6,700	10,583	22,587	23,981
Interest expense	(44)	(33)	(149)	(1,678)
Loss on extinguishment of debt	—	(954)	—	(954)
Total other income, net	6,656	9,596	22,438	21,349
Net loss before income tax provision	(58,895)	(54,250)	(199,919)	(120,860)
Provision for (benefit from) income taxes	205	(3,448)	(1,113)	(3,683)
Net loss	$(59,100)	$(50,802)	$(198,806)	$(117,177)
Net loss per share, basic and diluted	$(0.85)	$(0.74)	$(2.87)	$(2.15)
Weighted average ordinary shares outstanding, basic and diluted	69,303,746	68,988,858	69,251,291	54,566,490

Comprehensive loss:
Net loss	$(59,100)	$(50,802)	$(198,806)	$(117,177)
Other comprehensive income (loss):
Foreign currency translation adjustment	(108)	(2,093)	(3,590)	(1,881)
Total comprehensive loss	$(59,208)	$(52,895)	$(202,396)	$(119,058)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	69,061,418	$890	$1,472,842	$119	$(680,791)	$793,060
Issuance of ADSs upon settlement of restricted share units	140,937	2	—	—	—	2
Share-based compensation expense	—	—	9,605	—	—	9,605
Foreign currency translation adjustment	—	—	—	(1,580)	—	(1,580)
Net loss	—	—	—	—	(60,754)	(60,754)
Balance at March 31, 2025	69,202,355	892	1,482,447	(1,461)	(741,545)	740,333
Issuance of ADSs upon settlement of restricted share units	51,589	1	—	—	—	1
Share-based compensation expense	—	—	9,435	—	—	9,435
Foreign currency translation adjustment	—	—	—	(1,902)	—	(1,902)
Net loss	—	—	—	—	(78,952)	(78,952)
Balance at June 30, 2025	69,253,944	893	1,491,882	(3,363)	(820,497)	668,915
Issuance of ADSs upon settlement of restricted share units	52,567	1	—	—	—	1
Share-based compensation expense	—	—	8,771	—	—	8,771
Foreign currency translation adjustment	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(59,100)	(59,100)
Balance at September 30, 2025	69,306,511	$894	$1,500,653	$(3,471)	$(879,597)	$618,479

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

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(198,806)	$(117,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	27,811	27,748
Depreciation and amortization	5,086	5,470
Non-cash interest	—	211
Loss on extinguishment of debt	—	954
Deferred income tax benefit	(1,693)	(4,192)
Other non-cash charges	—	1,036
Changes in operating assets and liabilities:
Research and development incentives receivable	(28,395)	(31,107)
Prepaid expenses and other assets	(9,946)	(5,244)
Operating lease right‑of‑use assets	3,407	3,326
Accounts payable	(3,990)	(7,593)
Accrued expenses and other current liabilities	2,093	5,952
Operating lease liabilities	(4,046)	(3,626)
Deferred revenue	(21,850)	(31,275)
Other long-term liabilities	—	189
Net cash used in operating activities	(230,329)	(155,328)
Cash flows from investing activities:
Purchases of property and equipment	(1,776)	(867)
Net cash used in investing activities	(1,776)	(867)
Cash flows from financing activities:
Payments on debt	—	(31,863)
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	—	544,127
Proceeds from the exercise of share options and settlement of restricted share units	4	7,283
Payments of finance lease obligations	(120)	—
Net cash (used in) provided by financing activities	(116)	519,547
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,026	1,087
Net (decrease) increase in cash, cash equivalents and restricted cash	(231,195)	364,439
Cash, cash equivalents and restricted cash at beginning of period	880,067	526,970
Cash, cash equivalents and restricted cash at end of period	$648,872	$891,409
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$648,325	$890,862
Restricted cash in prepaid expenses and other current assets, and other assets, respectively	547	547
Total cash, cash equivalents and restricted cash	$648,872	$891,409
Supplemental disclosure of cash flow information
Cash paid for interest on debt	$—	$1,373
Cash paid for interest on finance lease obligations	$58	$—
Cash (received from) paid for income taxes	$(888)	$792
Cash paid for amounts included in the measurement of operating lease liabilities	$4,461	$4,333
Changes in purchases of property and equipment in accounts payable and accrued expenses	$63	$9
Property and equipment obtained under finance leases	$—	$1,102

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

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $648.3 million.

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

The Company has incurred recurring losses since inception, including net losses of $59.1 million and $198.8 million for the three and nine months ended September 30, 2025, respectively, and $50.8 million and $117.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $879.6 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by domestic and global monetary and fiscal policy, including changes to global trade policies, geopolitical conflicts such as the wars involving Ukraine and Israel, inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

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

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on us generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $7.6 million and $28.5 million during the three and nine months ended September 30, 2025, respectively, and $8.5 million and $31.1 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had research and development incentives receivable of $67.3 million. In October 2025, the Company received $38.2 million of research and development incentives related to relevant expenditures incurred in the year ended December 31, 2024.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. ASU No. 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, and requires retrospective adoption to all prior periods presented in the consolidated financial statements. The adoption of ASU No. 2023-07 had no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 14.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash equivalents of $396.5 million and $664.9 million, respectively, consisting of money market funds that are primarily invested in U.S. Treasury securities, which are considered Level 1 assets. As of each of September 30, 2025, and December 31, 2024, there were no other assets or liabilities measured at fair value on a recurring basis.

As of each of September 30, 2025 and December 31, 2024, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within prepaid expenses and other current assets and within other assets, respectively, in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$17,420	$14,658
Leasehold improvements	11,708	10,903
Finance lease right-of-use assets	1,106	1,033
Computer equipment and software	635	581
Furniture and office equipment	864	1,290
	31,733	28,465
Less: Accumulated depreciation and amortization	(24,872)	(18,949)
	$6,861	$9,516

Depreciation and amortization expense was $1.8 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, and $2.2 million and $5.5 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2025 included amortization expense of $0.1 million and $0.2 million, respectively, related to property and equipment obtained under finance leases. There was no amortization expense recorded related to property and equipment obtained under finance leases for the three and nine months ended September 30, 2024.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$14,881	$16,272
Accrued external research and development expenses	21,493	14,978
Accrued professional fees	3,028	4,196
Current portion of operating lease liabilities	4,563	5,328
Current portion of finance lease liabilities	199	175
Other	204	297
	$44,368	$41,246

In August 2025, the Company announced cost reduction initiatives that the Company anticipates will reduce planned operating costs by approximately 30% over the course of the Company’s expected financial runway period, primarily through a workforce reduction that is expected to result in a reduction of approximately 25% of the Company’s current and planned workforce. The Company expects the workforce reduction to be substantially completed by the fourth quarter of 2025, and that it will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million. During the three months ended September 30, 2025, the Company recognized charges of $4.1 million of which $3.3 million were included in research and development expenses and $0.8 million were included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Of the charges recognized during the three months ended September 30, 2025, $2.0 million represented cash expenditure for severance and other employee termination benefits paid during the period, and the remaining $2.1 million in unpaid benefits are included in accrued employee compensation and benefits within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2025.

In August 2024, the Company consolidated all discovery research activities to the Company’s headquarters in Cambridge, U.K. As a result, at December 31, 2024, the Company had a remaining liability of $0.4 million related to unpaid severance and other one-time termination benefits. During the nine months ended September 30, 2025, the Company paid the remaining $0.4 million, and there are no remaining unpaid benefits outstanding as of September 30, 2025.

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provided for aggregate maximum borrowings of up to $75.0 million, of which the Company drew down an aggregate of $30.0 million in 2021 and 2020. Payments on borrowings under the Loan Agreement were interest-only until April 1, 2025 and interest was paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%, and the Loan Agreement included a 5.0% end-of-term charge payable upon maturity or repayment. The scheduled maturity date was July 1, 2025. On July 9, 2024, the Company repaid all amounts outstanding, including the outstanding borrowings of $30.0 million, accrued and unpaid interest of $0.1 million, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. The Company recognized a loss on extinguishment of debt of $1.0 million during the three and nine months ended September 30, 2024 in connection with the repayment and termination of the Loan Agreement. Upon termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released.

Interest expense associated with the Loan Agreement was zero and $1.6 million for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025, and December 31, 2024, the Company had not declared any dividends.

As of September 30, 2025, and December 31, 2024, the Company’s authorized share capital consisted of 159,690,229 and 155,876,645 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Amended and Restated Bicycle Therapeutics plc 2020 Equity Incentive Plan with Non Employee Sub Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of September 30, 2025, there were 49,868,567 ordinary shares issued and outstanding and 19,437,944 non-voting ordinary shares issued and outstanding.

8. Share-based compensation

Employee incentive pool

2024 Inducement Plan

In July 2024, the Company’s board of directors approved the 2024 Inducement Plan. The 2024 Inducement Plan allows for the granting of nonqualified share options, RSUs, and other equity awards under the plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. Share options granted under the 2024 Inducement Plan have a 10-year contractual life and generally vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments. In the event of a change of control of the Company, as defined in the 2024 Inducement Plan, any outstanding awards under the 2024 Inducement Plan will vest in full immediately prior to such change of control.

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of September 30, 2025, there were 879,725 shares available for future issuance under the 2024 Inducement Plan.

As of September 30, 2025, there were options outstanding to purchase 620,275 shares under the 2024 Inducement Plan.

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

The Company initially reserved up to 4,773,557 ordinary shares for future issuance under the 2020 Plan, including shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s initial public offering (“IPO”), in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. In June 2022, the Company’s shareholders approved the amended and restated 2020 Plan, which increased the number of ordinary shares reserved for future issuance by 750,000 shares. Additionally, prior to June 2025, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan automatically increased on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s voting ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors (the “Evergreen Increase”). Pursuant to the Evergreen Increase, on January 1, 2025, the number of shares reserved for issuance under the 2020 Plan was increased by 2,378,465 shares. In June 2025, the Company’s shareholders approved Amendment No. 1 to the 2020 Plan, which (i) amended the calculation of the Evergreen Increase to capture the Company’s total issued share capital in order to treat non-voting ordinary shares the same as voting ordinary shares and (ii) increased the number of ordinary shares reserved for future issuance by 1,300,000. As of September 30, 2025, there were 1,753,403 ordinary shares available for issuance under the 2020 Plan.

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

As of September 30, 2025, there were options outstanding to purchase 7,280,518 shares and RSUs outstanding for 1,790,210 shares under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2025, there were 1,773,816 options outstanding to purchase ordinary shares under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2025. As of September 30, 2025, the total number of shares available for issuance under the ESPP was 2,007,671 ordinary shares. As of September 30, 2025, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expenses	$3,645	$4,444	$12,150	$13,574
General and administrative expenses	5,126	4,758	15,661	14,174
	$8,771	$9,202	$27,811	$27,748

Share options

The following table summarizes the Company’s option activity since December 31, 2024:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,748,726	$22.41	6.81	$9,559
Granted	1,896,338	12.51	—	—
Forfeited	(455,268)	22.77	—	—
Outstanding as of September 30, 2025	10,189,796	$20.57	6.44	$3,078
Vested and expected to vest as of September 30, 2025	10,189,796	$20.57	6.44	$3,078
Options exercisable as of September 30, 2025	6,615,205	$22.13	5.22	$2,975

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2025 and 2024 was $8.56 per share and $13.40 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was zero for each of the three and nine months ended September 30, 2025, respectively, and $0.3 million and $4.9 million for the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, the Company recorded share-based compensation expense for share options granted of $6.3 million and $19.9 million, respectively, and for the three and nine months ended September 30, 2024, the Company recorded share-based compensation expense for share options granted of $7.4 million and $22.2 million, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	3.9%	4.3%	4.0%
Expected volatility	73.5%	74.1%	74.1%	77.3%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.0	6.1	6.1	6.1

As of September 30, 2025, total unrecognized compensation expense related to the unvested employee and director share options was $39.1 million, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2024	674,262	$22.96
Granted	1,447,927	13.82
Vested and settled	(245,093)	24.38
Vested and deferred(1)	(43,467)	15.49
Forfeited	(128,886)	14.63
Unvested outstanding at September 30, 2025	1,704,743	15.83
Vested but subject to deferred settlement at December 31, 2024(1)	42,000	18.07
Vested and deferred(1)	43,467	15.49
Vested but subject to deferred settlement at September 30, 2025(1)	85,467	16.76
Outstanding at September 30, 2025	1,790,210	$15.81
(1)	The Company has granted certain RSUs to the Company’s non-employee directors which provide for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three and nine months ended September 30, 2025 was $0.5 million and $3.1 million, respectively, and during the three and nine months ended September 30, 2024 was $0.8 million and $3.0 million, respectively.

Total share-based compensation expense for RSUs granted was $2.5 million and $7.9 million for the three and nine months ended September 30, 2025, respectively, and was $1.8 million and $5.5 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $21.6 million, which is expected to be recognized over a weighted-average period of 2.8 years.

9. Significant agreements

For the three and nine months ended September 30, 2025 and 2024, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration revenue
Bayer	$1,016	$834	$2,873	$2,496
Novartis	2,181	1,276	5,077	6,301
Ionis	2,000	—	2,000	8,881
Genentech	6,537	566	14,681	13,889
Total collaboration revenue	$11,734	$2,676	$24,631	$31,567

Except as otherwise disclosed below, there have been no material changes to the contractual terms, or the associated accounting treatments for recognizing revenue, of the Company’s significant agreements during the three and nine months ended September 30, 2025 and 2024. Please read Note 9. “Significant agreements” to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s 2024 Annual Report for further details on the Company’s significant agreements.

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

During the three and nine months ended September 30, 2025, the Company recognized revenue of $1.0 million and $2.9 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized revenue of $0.8 million and $2.5 million, respectively, in connection with the Bayer Collaboration Agreement. As of September 30, 2025 and December 31, 2024, the Company recorded deferred revenue of $40.4 million and $40.0 million, respectively, in connection with the Bayer Collaboration Agreement. Revenue allocated to the identified performance obligations that are recognized over time is expected to be satisfied over a period of approximately four years from contract inception, and the remaining revenue allocated to material rights is expected to be recognized upon exercise or expiration of the associated options within approximately seven years from contract inception.

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

During the three and nine months ended September 30, 2025, the Company recognized revenue of $2.2 million and $5.1 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized revenue of $1.3 million and $6.3 million, respectively, in connection with the Novartis Collaboration Agreement, including $2.5 million recognized during the second quarter of 2024 upon the expiration of Novartis’ material rights for limited substitution rights for the first and second targets. As of September 30, 2025 and December 31, 2024, the Company recorded deferred revenue of $42.1 million and $44.1 million, respectively, in connection with the Novartis Collaboration Agreement. Revenue allocated to the identified performance obligations that are recognized over time is expected to be satisfied over a period of approximately three years from contract inception and the remaining revenue allocated to material rights is expected to be recognized upon exercise or expiration of the respective options within approximately six years from contract inception.

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

During the first quarter of 2024, the Company updated its estimate of variable consideration for the reimbursement of contract research organization (“CRO”) costs under the arrangement from $0.6 million to $0.4 million, and the transaction price decreased to from $38.0 million to $37.8 million. In July 2025, a product incorporating TfR1 Bicycle molecules under the Ionis Agreements achieved acceptance of an investigational new drug application (“IND”) upon which Ionis paid the Company $2.0 million. As a result, the transaction price increased from $37.8 million to $39.8 million, and the Company recognized revenue of $2.0 million during the third quarter of 2025.

As of September 30, 2025, the combined licenses and research and discovery performance obligation is complete, and all revenue allocated to the combined licenses and research and discovery performance obligation has been recognized. For each of the three and nine months ended September 30, 2025, the Company recognized revenue of $2.0 million in connection with the Ionis Agreements. For the three and nine months ended September 30, 2024, the Company recognized revenue of zero and $8.9 million, respectively, in connection with the Ionis Agreements. As of September 30, 2025, and December 31, 2024, the Company recorded deferred revenue of $3.8 million and $3.6 million, respectively, in connection with the Ionis Agreements. The remaining revenue allocated to material rights is recorded as deferred revenue and the Company expects to recognize revenue upon exercise of or upon expiry of the respective option after approximately four to seven years from contract execution.

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

In January 2024, the joint research committee reached a decision to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the three months ended March 31, 2024, including $7.5 million related to the expiration of remaining material rights. In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company recognized revenue of $7.5 million related to the expiration of remaining material rights. In July 2025, Genentech provided the Company with a notice of termination of the Genentech Collaboration Agreement, effective in August 2025. As a result, the Company recognized the remaining deferred revenue under the arrangement of $6.5 million, which was allocated to the material right associated with the LSR Go Option for Collaboration Program #1, during the three months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company recognized revenue of $6.5 million and $14.7 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized revenue of $0.6 million and $13.9 million, respectively, in connection with the Genentech Collaboration Agreement. As of September 30, 2025 and December 31, 2024, the Company recorded zero and $14.0 million, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$619	$(2,873)	$2,699	$40,405
Novartis collaboration deferred revenue	44,073	—	(5,077)	3,137	42,133
Ionis collaboration deferred revenue	3,587	—	—	255	3,842
Genentech collaboration deferred revenue	14,038	—	(14,681)	643	—
Total deferred revenue	$101,658	$619	$(22,631)	$6,734	$86,380

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$296	$(3,393)	$(561)	$39,960
Novartis collaboration deferred revenue	50,008	3,000	(8,161)	(774)	44,073
Ionis collaboration deferred revenue	12,464	90	(8,881)	(86)	3,587
Genentech collaboration deferred revenue	29,104	—	(14,840)	(226)	14,038
Total deferred revenue	$135,194	$3,386	$(35,275)	$(1,647)	$101,658

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at September 30, 2025 or December 31, 2024.

As of September 30, 2025, the Bayer, Novartis and Ionis deferred revenue balances include $34.2 million, $34.2 million and $3.8 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$3,197	$2,676	$8,581	$21,126
Revenue recognized based on expiration of material rights	6,537	—	14,050	10,576
Revenue recognized based on changes in transaction price	2,000	—	2,000	(135)
Total	$11,734	$2,676	$24,631	$31,567

10. Income taxes

During the three months ended September 30, 2025, the Company recorded an income tax provision of $0.2 million and during the nine months ended September 30, 2025, the Company recorded an income tax benefit of $1.1 million. During the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $3.4 million and $3.7 million, respectively. The Company is subject to corporate taxation in the U.K. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes recognized during the three and nine months ended September 30, 2025 and 2024, represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the deferred tax assets in the U.K. as of September 30, 2025 and December 31, 2024. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the deferred tax assets in the United States.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of the OBBBA did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, and the Company does not expect the future provisions of the OBBBA to have a material impact on its consolidated financial statements.

11. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The Company concluded that the lease term is three years, representing the non-cancelable lease period.

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

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of September 30, 2025 and December 31, 2024, the Company recorded finance lease right-of-use assets of $0.9 million and $1.0 million, respectively, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company recorded finance lease liabilities of $0.9 million and $1.0 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$1,287	$1,355	$3,824	$4,034
Variable lease cost	921	760	2,495	2,104
Finance lease cost:
Amortization of finance lease right-of-use assets	55	—	162	—
Interest on finance lease liabilities	21	—	65	—
Total finance lease cost	$76	$—	$227	$—

The weighted average remaining operating lease term was 1.4 years and 2.2 years as of September 30, 2025 and 2024, respectively, and the weighted average operating lease discount rate was 7.5% and 7.8% as of September 30, 2025 and 2024, respectively. The weighted average remaining finance lease term was 4.0 years as of September 30, 2025, and the weighted average finance lease discount rate was 9.5% as of September 30, 2025.

The following table summarizes the maturities of the Company’s lease liabilities as of September 30, 2025 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$1,505	$91
2026	3,464	274
2027	821	274
2028	—	274
2029	—	206
Present value adjustment	(246)	(180)
Total lease liabilities	5,544	939
Less: current lease liabilities	(4,563)	(199)
Long term lease liabilities	$981	$740

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of September 30, 2025. As of September 30, 2025, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

Legal proceedings

From time to time, the Company or its subsidiaries may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company is currently not subject to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount, or a potential range of loss, is probable and reasonably estimable under the provisions of ASC 450, Contingencies.

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(59,100)	$(50,802)	$(198,806)	$(117,177)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,303,746	68,988,858	69,251,291	54,566,490
Net loss per share, basic and diluted	$(0.85)	$(0.74)	$(2.87)	$(2.15)

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

	September 30,
	2025	2024
RSUs	1,790,210	812,426
Options to purchase ordinary shares	10,189,796	8,856,901
	11,980,006	9,669,327

13. Related party transactions

Amendment to Consulting Agreement with Stone Atlanta Estates LLC

Pierre Legault, the former Chairman of the Company’s board of directors is associated with Stone Atlanta Estates LLC, which provided consultancy services to the Company totaling zero and $0.1 million during the three and nine months ended September 30, 2025, respectively, prior to Mr. Legault’s retirement as Chairman of the Company’s board of directors. Stone Atlanta Estates LLC provided consultancy services to the Company totaling $48,000 and $0.1 million during the three and nine months ended September 30, 2024, respectively. In March 2025, the Company and Mr. Legault entered into an amendment to the consulting agreement, effective as of June 17, 2025, the date of Mr. Legault’s retirement as Chairman. The amendment modifies the compensation payable under the agreement and provides for expiration of the agreement no later than June 30, 2028.

Related Party Participation in Private Placement

The Investors in the Private Placement included certain entities affiliated with Baker Bros. Advisors LP (the “Baker Entities”), an entity which may be deemed a beneficial owner of greater than 10% of the Company’s voting securities. Felix J. Baker, the current Chairman of the Company’s board of directors, is a managing member of Baker Bros. Advisors (GP) LLC, the sole general partner of Baker Bros. Advisors LP. In the Private Placement, the Baker Entities purchased an aggregate of 17,114,846 non-voting ordinary shares, nominal value £0.01 per share, for an aggregate purchase price of $366.6 million. The Private Placement was approved in accordance with the Company’s related person transaction policy by the Company’s Related Parties Committee. See Note 11. “Commitments and contingencies” for additional information on indemnities provided to certain investors.

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration revenue	$11,734	$2,676	$24,631	$31,567
Significant segment expenses
Research and development:
Zelenectide pevedotin (Nectin-4)	27,461	22,006	104,204	55,326
BT5528 (EphA2)	2,295	2,794	6,641	7,011
Bicycle tumor-targeted immune cell agonists	484	1,510	1,596	6,184
Discovery, platform and other expense	11,969	8,033	33,113	22,994
Employee and contractor related expenses	18,375	15,403	53,919	43,001
Share-based compensation	3,645	4,444	12,150	13,574
Facility expenses	1,814	2,617	5,345	6,294
Research and development incentives and government grants	(7,617)	(8,542)	(28,455)	(31,196)
Total research and development	58,426	48,265	188,513	123,188
General and administrative:
Personnel-related costs	7,305	5,837	21,411	17,078
Professional and consulting fees	4,113	4,812	15,114	12,726
Other general and administrative costs	2,473	2,531	6,993	6,463
Share-based compensation	5,126	4,758	15,661	14,174
Effect of foreign exchange rates	(158)	319	(704)	147
Total general and administrative	18,859	18,257	58,475	50,588
Total significant segment expenses	77,285	66,522	246,988	173,776
Other segment items(1)	6,451	13,044	23,551	25,032
Segment net loss	$(59,100)	$(50,802)	$(198,806)	$(117,177)
(1)	Other segment items include interest and other income, interest expense, loss on extinguishment of debt and provision for (benefit from) income taxes.

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

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2025	2024
United States	$1,430	$3,037
United Kingdom	9,993	14,152
	$11,423	$17,189

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

Our product candidates zelenectide pevedotin, formerly BT8009, and BT5528 are each a Bicycle Drug Conjugate, or BDC® molecule. These Bicycle molecules are chemically attached to a toxin that when administered is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating zelenectide pevedotin, a BDC molecule targeting Nectin-4, in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies and an ongoing Phase II/III registrational trial called Duravelo-2, designed to allow for potential accelerated approval in untreated and previously treated metastatic urothelial cancer. We are also evaluating zelenectide pevedotin in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively. Enrollment in these trials is ongoing. In addition, we are evaluating BT5528, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, in an ongoing company-sponsored Phase I/II clinical trial. Additionally, our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. We are evaluating BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, in a company-sponsored Phase I/II clinical trial. Our discovery pipeline in oncology includes next-generation BDC molecules and Bicycle Radioconjugates, or BRC® molecules.

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

In addition, at the ESMO Congress 2024, we announced updated Phase I/II clinical results for BT5528 in advanced solid tumors, including metastatic urothelial cancer and ovarian cancer, and updated Phase I/II clinical results for BT7480 in advanced solid tumors. In October 2024, first human imaging data for a BRC molecule targeting MT1-MMP was presented by the German Cancer Consortium, or DKTK, and we presented preclinical data about BRC molecules for radioisotope delivery to solid tumors at the European Association of Nuclear Medicine, or EANM, 2024 Congress. In April 2025, DKTK presented additional human imaging data for a BRC molecule targeting MT1-MMP at the American Association for Cancer Research, or AACR, Annual Meeting 2025. In October 2025, at the EANM 2025 Congress, we presented data outlining the first clinical experience with an early BRC molecule targeting MT1-MMP and DKTK presented preclinical data about BRC molecules demonstrating high specificity and tunability supporting their potential for radiotheranostic use.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

In August 2025, we announced cost reduction initiatives that are expected to reduce planned operating costs by approximately 30% over the course of our expected financial runway period, primarily through a workforce reduction that is expected to result in a reduction of approximately 25% of our current and planned workforce. We expect the workforce reduction to be substantially completed by the fourth quarter of 2025. As a result, we anticipate that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million, $4.1 million of which was recognized during the three months ended September 30, 2025.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and borrowings pursuant to a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through September 30, 2025, we have received gross proceeds of $1.4 billion from the sale of our equity securities; and $239.3 million of cash payments under our collaboration arrangements, including $45.9 million from Bayer, $53.0 million from Novartis, $49.7 million from Ionis, and $56.0 million from Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $59.1 million and $198.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $879.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We anticipate that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we advance our product candidates into later-stage clinical trials and continue preclinical activities and clinical trials for our pipeline programs and, if any product candidates are approved, pursue the commercialization of such product candidates by building internal sales and marketing capabilities. We expect that our expenses and capital requirements will increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of zelenectide pevedotin and BT5528;
●	seek to identify and develop additional product candidates, including expanding our pipeline of BRC and next-generation BDC molecules;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of September 30, 2025, we had cash and cash equivalents of $648.3 million. In October 2025, we received $38.2 million of research and development incentives related to relevant expenditures incurred in the year ended December 31, 2024. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” and “—Capital Resources and Funding Requirements.”

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

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, CROs and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expenses. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	identifying new product candidates to add to our development pipeline, including expanding our pipeline of BRC and next-generation BDC molecules;
●	completing research and preclinical development of our product candidates;

●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	successful enrollment in, and the initiation and completion of clinical trials, including conducting future clinical trials of zelenectide pevedotin and BT5528;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$11,734	$2,676	$9,058
Operating expenses:
Research and development	58,426	48,265	10,161
General and administrative	18,859	18,257	602
Total operating expenses	77,285	66,522	10,763
Loss from operations	(65,551)	(63,846)	(1,705)
Other income (expense):
Interest and other income	6,700	10,583	(3,883)
Interest expense	(44)	(33)	(11)
Loss on extinguishment of debt	—	(954)	954
Total other income, net	6,656	9,596	(2,940)
Net loss before income tax provision	(58,895)	(54,250)	(4,645)
Provision for (benefit from) income taxes	205	(3,448)	3,653
Net loss	$(59,100)	$(50,802)	$(8,298)

Collaboration Revenue

Collaboration revenue increased by $9.1 million in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to increases of $6.0 million from our collaboration with Genentech primarily due to the recognition of remaining deferred revenue under the arrangement of $6.5 million upon the termination of our Discovery Collaboration and License Agreement with Genentech during the third quarter of 2025, $2.0 million for a milestone achieved from our collaboration with Ionis, and $0.9 million from our collaboration with Novartis.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$27,461	$22,006	$5,455
BT5528 (EphA2)	2,295	2,794	(499)
Bicycle tumor-targeted immune cell agonists	484	1,510	(1,026)
Discovery, platform and other expense	11,969	8,033	3,936
Employee and contractor related expenses	18,375	15,403	2,972
Share-based compensation	3,645	4,444	(799)
Facility expenses	1,814	2,617	(803)
Research and development incentives and government grants	(7,617)	(8,542)	925
Total research and development expenses	$58,426	$48,265	$10,161

Research and development expenses increased by $10.2 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to increases of $5.5 million in clinical program expenses for zelenectide pevedotin primarily due to the ongoing Phase II/III Duravelo-2 registrational trial as well as the ongoing

Phase I/II clinical trials assessing zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively; $3.9 million in discovery, platform and other expense due to continued development of our pipeline programs, including advancing our BRC molecule pipeline; $3.0 million in employee and contractor related expenses primarily attributable to increased headcount as well as incremental severance-related costs of $1.4 million period over period; and $0.9 million resulting from lower research and development incentives primarily due to restrictions, effective in 2025, on the tax relief that can be claimed on expenditures for certain activities that are not carried out in the U.K. These increases were primarily offset by decreases of $1.0 million in Bicycle TICA program development expenses due to the timing of clinical program activities and $0.8 million in share-based compensation expense due to the Company’s workforce reduction in August 2025.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through September 30, 2025, we have incurred approximately $260.8 million and $55.4 million of direct external expenses for the development of zelenectide pevedotin and BT5528, respectively, since their candidate nominations, and an aggregate of $50.9 million of direct external expenses for the development of two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change

	(in thousands)
Personnel-related costs	$7,305	$5,837	$1,468
Professional and consulting fees	4,113	4,812	(699)
Other general and administration costs	2,473	2,531	(58)
Share-based compensation	5,126	4,758	368
Effect of foreign exchange rates	(158)	319	(477)
Total general and administrative expenses	$18,859	$18,257	$602

General and administrative expenses increased by $0.6 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is primarily due to an increase of $1.5 million in personnel-related costs as a result of increased headcount as well as incremental severance-related costs of $0.8 million period over period, offset by a decrease of $0.7 million in professional and consulting fees due to ongoing cost reduction initiatives.

Other Income, net

Other income, net decreased by $2.9 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily due to a decrease in interest income of $3.9 million related to lower interest rates as well as lower average interest-bearing cash and cash equivalents balances period over period offset by the loss on extinguishment of debt of $1.0 million recognized in the third quarter of 2024.

Provision For (Benefit From) Income Taxes

The provision for income taxes of $0.2 million for the three months ended September 30, 2025 was primarily due to the impact of the August 2025 workforce reduction on our estimated effective tax rate. The benefit of income taxes of $3.4 million for the three months ended September 30, 2024 was mainly the result of incremental income tax benefits of approximately $3.5 million recognized during the third quarter of 2024 related to the completion of a U.S. research and development tax credit study.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$24,631	$31,567	$(6,936)
Operating expenses:
Research and development	188,513	123,188	65,325
General and administrative	58,475	50,588	7,887
Total operating expenses	246,988	173,776	73,212
Loss from operations	(222,357)	(142,209)	(80,148)
Other income (expense):
Interest and other income	22,587	23,981	(1,394)
Interest expense	(149)	(1,678)	1,529
Loss on extinguishment of debt	—	(954)	954
Total other income, net	22,438	21,349	1,089
Net loss before income tax provision	(199,919)	(120,860)	(79,059)
Benefit from income taxes	(1,113)	(3,683)	2,570
Net loss	$(198,806)	$(117,177)	$(81,629)

Collaboration Revenue

Collaboration revenue decreased by $6.9 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to decreases of $6.9 million from our collaboration with Ionis primarily due to the completion of the combined licenses and research and discovery performance obligation in the second quarter of 2024, and $1.2 million from our collaboration with Novartis due to the recognition of revenue related to the expiration of Novartis’ material rights for limited substitution rights for the first and second targets in the second quarter of 2024. These decreases were offset by an increase of $0.8 million from our collaboration with Genentech.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$104,204	$55,326	$48,878
BT5528 (EphA2)	6,641	7,011	(370)
Bicycle tumor-targeted immune cell agonists	1,596	6,184	(4,588)
Discovery, platform and other expense	33,113	22,994	10,119
Employee and contractor related expenses	53,919	43,001	10,918
Share-based compensation	12,150	13,574	(1,424)
Facility expenses	5,345	6,294	(949)
Research and development incentives and government grants	(28,455)	(31,196)	2,741
Total research and development expenses	$188,513	$123,188	$65,325

Research and development expenses increased by $65.3 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to increases of $48.9 million in clinical program expenses for zelenectide pevedotin primarily related to the ongoing Phase II/III Duravelo-2 registrational trial as well as the ongoing Phase I/II clinical trials assessing zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025; $10.9 million in employee and contractor related expenses primarily attributable to increased headcount; $10.1 million in discovery, platform and other expense due to continued development of our pipeline programs, including advancing our BRC molecule pipeline; and $2.7 million resulting from a decrease in research and development incentives due to the retroactive impact of U.K. R&D tax credit reimbursement rate changes that were enacted and effective in the first quarter of 2024, retroactively applied to April 1, 2023. These increases were primarily offset by decreases of $4.6 million in Bicycle TICA program development expenses due to the timing of clinical program activities, and $1.4 million in share-based compensation expense due to our workforce reduction in August 2025.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change

	(in thousands)
Personnel-related costs	$21,411	$17,078	$4,333
Professional and consulting fees	15,114	12,726	2,388
Other general and administration costs	6,993	6,463	530
Share-based compensation	15,661	14,174	1,487
Effect of foreign exchange rates	(704)	147	(851)
Total general and administrative expenses	$58,475	$50,588	$7,887

General and administrative expenses increased by $7.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is primarily due to increases of $4.3 million in personnel-related costs as a result of increased headcount, $2.4 million in professional and consulting fees primarily associated with increased legal and consulting fees to support our growth, and $1.5 million of incremental share-based compensation expense primarily associated with equity grants issued since the same period in the prior year.

Other Income, net

Other income, net increased by $1.1 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily due to a decrease in interest expense of $1.5 million due to the repayment and termination of the Loan Agreement in July 2024 as well as the loss on extinguishment of debt of $1.0 million recognized in the third quarter of 2024, offset by a decrease in interest income of $1.4 million primarily related to lower average interest rates period over period as well as higher cash and cash equivalents balances during the second half of 2024.

Benefit from Income Taxes

The benefit from income taxes of $1.1 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively, is mainly the result of deferred tax assets in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement. The benefit from income taxes for the nine months ended September 30, 2024 includes incremental income tax benefits of approximately $3.5 million recognized during the third quarter of 2024 related to the completion of a U.S. research and development tax credit study.

Liquidity and Capital Resources

Liquidity

From our inception through September 30, 2025, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(230,329)	$(155,328)
Net cash used in investing activities	(1,776)	(867)
Net cash (used in) provided by financing activities	(116)	519,547
Effect of exchange rate changes on cash	1,026	1,087
Net (decrease) increase in cash, cash equivalents and restricted cash	$(231,195)	$364,439

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $230.3 million as compared to $155.3 million for the nine months ended September 30, 2024. The increase in cash used in operations of $75.0 million is primarily due to an increase in cash payments for clinical program activities, primarily related to the multiple ongoing clinical trials for zelenectide pevedotin, including for the ongoing Phase II/III registrational trial for zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and the initiation of the Phase I/II clinical trials for zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer.

Investing Activities

During the nine months ended September 30, 2025 and 2024, we used $1.8 million and $0.9 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $0.1 million, primarily consisting of payments of finance lease obligations.

During the nine months ended September 30, 2024, net cash provided by financing activities was $519.5 million, primarily consisting of net proceeds of $544.1 million from the Private Placement and $7.3 million from the exercise of share options, offset by payments on debt of $31.9 million associated with the repayment and voluntary termination of the Loan Agreement.

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

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of zelenectide pevedotin, and BT5528;
●	seek to identify and develop additional product candidates, including expanding our pipeline of BRC and next-generation BDC molecules;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

The following table summarizes our contractual obligations as of September 30, 2025, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$5,790	$4,770	$1,020	$—
Finance lease commitments	1,119	274	548	297
Total	$6,909	$5,044	$1,568	$297
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have two office and laboratory leases in Massachusetts, U.S. under operating leases with lease terms through March 2026 and December 2027.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of September 30, 2025. As of September 30, 2025, we were unable to estimate the timing or likelihood of achieving these milestones.

As of September 30, 2025, we had cash and cash equivalents of $648.3 million. In October 2025, we received $38.2 million of research and development incentives related to relevant expenditures incurred in the year ended December 31, 2024. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Recent global trade disruption, volatility in the capital markets and continued uncertainty may contribute to a general global economic slowdown or recession. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or begin to rise again) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with geopolitical conflicts such as those involving Ukraine and Israel, worsening global macroeconomic conditions, including those resulting from changes in global trade policies, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2025, we had cash and cash equivalents of $648.3 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in U.S. Treasury obligations and fully collateralized repurchase obligations and that maintain a constant net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively. We recorded foreign exchange losses of $0.3 million and $0.1 million for the three and nine months ended September 30, 2024, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Drug Conjugate, or BDC®, and Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular development strategy, product candidate or indication and fail to capitalize on strategies, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.

●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and CROs to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company with operations outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $198.8 million and $117.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $879.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $648.3 million as of September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

While the long-term economic impact of geographical tensions and wars, such as the wars involving Ukraine and Israel, worsening global macroeconomic conditions, including from recent changes to global trade policies and the current U.S. government shutdown, and public health crises is difficult to assess or predict, these events have caused or may cause significant disruptions to the global financial markets and have contributed or may contribute to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, recently increased to levels not seen in decades. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. Future increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks.

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

In addition, clinical testing of zelenectide pevedotin, BT5528 and BT7480 is currently taking place outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with academic partners or CROs and physicians;

●	different standards for the conduct of clinical trials;

●	the absence in some countries of established groups with sufficient regulatory expertise for review of protocols related to our novel approach;

●	our inability to locate qualified local consultants, physicians and partners; and

●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, our company-sponsored Phase I/II clinical trials of zelenectide pevedotin, BT5528 and BT7480 are ongoing, and the interim results of these trials, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While we aligned with the FDA on the design of our Phase II/III registrational trial for zelenectide pevedotin, which is currently enrolling, we otherwise have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is also increased uncertainty as to how the FDA and other regulatory agencies will regulate our products.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as biotechnology companies are developing programs for the targets that we are exploring for our BDC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, and Mabwell Therapeutics, Inc. Furthermore, many companies are developing programs for CD137 or CD137 bi-specific antibodies or antibody fragments.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including the One Big Beautiful Bill Act, or OBBBA, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additional changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. The IRA, among other things, (i) allows HHS to negotiate the price of certain high-expenditure drugs and biologics that have been on the market for at least seven years and covered under Medicare (the “Medicare Drug Price Negotiation Program”), and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, which take effect in January 2026. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Further, the current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nations pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing agency workforce, and program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and to develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again, or MAHA, Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, administrative or executive action. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability continues as a result of the wars involving Ukraine and Israel. These wars could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, continued instability may adversely impact our ability to raise capital in the future on favorable terms or at all.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely affect our business, results of operations, financial conditions and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

We do not own or operate any manufacturing facilities for production of clinical or commercial supply. We currently rely, and expect to continue to rely on third parties, including those located in China, for supply of our product candidates, as well as for manufacture of any products that we may commercialize, if approved. For further information concerning our reliance on third parties, see the risk factor titled “Risks Related to Our Dependence on Third Parties—We intend to rely on third parties to manufacture product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

Current or future tariffs or other trade barriers may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability conduct our research and development programs and our clinical trials. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of sensitive data (including data related to clinical trials), loss of income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Additionally, AI-based platforms are increasingly being used in the pharmaceutical industry and we are expanding the use of AI-based platforms in our operations for data analysis, summarization and automation, which subjects us to a variety of risks, including potential cybersecurity vulnerabilities, breaches of data privacy and the potential for inadvertent or unauthorized disclosure of our confidential information and intellectual property. Our use, or the use by our vendors, suppliers and contractors with access to our proprietary and confidential information, including trade secrets, may lead to the release of our proprietary and confidential information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property.

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

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	adverse global economic events, such as public health crises, could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties, including those located in China, for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties. For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments including tariffs, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to wars, including those involving Ukraine and Israel. Supply chain disruptions and delays may also occur as a result of any new tariff policies or trade restrictions, which could also negatively impact third-party manufacturing. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

In August 2025, we announced cost reduction initiatives that are expected to reduce planned operating costs by approximately 30% over the course of our expected financial runway period, primarily through a workforce reduction that is expected to result in a reduction of approximately 25% of our current and planned workforce. We expect the workforce reduction to be substantially completed by the fourth quarter of 2025. As a result, we anticipate that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million, $4.1 million of which was recognized during the three months ended September 30, 2025.

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

Particularly in light of our recent workforce reduction, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract and retain competent personnel. If we are not able to continue to retain, on acceptable terms, the qualified personnel necessary for the continued operation of our business, we may not be able to sustain our operations. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through October 27, 2025, the trading price of our ADSs has ranged from $6.10 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Similarly, the wars involving Ukraine and Israel and recent U.S. trade restrictions have created extreme volatility in the global capital markets and may have further global economic consequences, including further disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates and macroeconomic turmoil can adversely affect us by increasing our costs and the costs of our CMOs and other suppliers. These factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

The dual class structure of our shares may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

As of October 27, 2025, we had 49,929,952 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 19.9% of any class of our securities registered under the Exchange Act. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on September 30, 2025, the ordinary shares outstanding prior to the re-designation would have approximately 72% of the voting power and the former non-voting ordinary shares would represent approximately 28% of the voting power.

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

In addition, the Baker Entities together with our executive officers and directors and other holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 46% of our voting power as of October 27, 2025. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the three months ended September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

BICYCLE THERAPEUTICS PLC

Date: October 30, 2025	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Alethia Young
Alethia Young
Chief Financial Officer
(Principal Financial Officer)