Form 10-K
period 2025-12-31
BICYCLE THERAPEUTICS PLC
filed 2026-03-17
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value (approximate) of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price per American Depositary Share, or ADS, of the registrant’s ADSs on The Nasdaq Global Select Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $266,666,552.

As of March 12, 2026, the registrant had 50,269,082 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement, or Proxy Statement, for its 2026 Annual General Meeting, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into

Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our pipeline programs for our Bicycle® Drug Conjugate, or BDC® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals, including communications with and feedback from the FDA and other regulatory agencies;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements, share performance and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements or partnership;
●	our ability to maintain and establish collaborations or obtain additional grant funding;

i

●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our ability to effectively manage our potential growth;
●	our hiring plans and our ability to attract and retain qualified employees and key personnel;
●	our estimates regarding expected future cost savings and charges associated with our strategic reprioritization and workforce reduction announced in March 2026;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

We have a novel and proprietary phage display screening platform which we use to identify Bicycle molecules in an efficient manner. The platform initially displays linear peptides on the surface of engineered bacteriophages, or phages, before “on-phage” cyclization with a range of small molecule scaffolds which can confer differentiated physicochemical and structural properties. Our platform encodes quintillions of potential Bicycle molecules which can be screened to identify molecules for optimization to potential product candidates. We have used this powerful screening technology to identify our current portfolio of candidates in oncology and intend to use it in conjunction with our collaborators to seek to develop additional future candidates across a range of other disease areas.

Our internal programs are focused on oncology indications with high unmet medical need. Our product candidate, nuzefatide pevedotin, formerly BT5528, is a Bicycle Drug Conjugate, or a BDC® molecule, whereby the Bicycle molecule is chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating nuzefatide pevedotin, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and clinical activity in patients with advanced solid tumors and an ongoing company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma after progression on a first-line therapy, which commenced recruiting patients in the first quarter of 2026. We are also developing BT1702, a Bicycle Radioconjugate, or BRC®, molecule targeting Membrane Type 1 matrix metalloproteinase, or MT1-MMP, and carrying a lead-212, or 212Pb, radioisotope payload for theranostic use. We are currently conducting Investigational New Drug application, or IND, -enabling activities for BT1702. We are also developing Bicycle Imaging Agents, or BIA molecules. In a BIA molecule, a Bicycle molecule is linked to a chelated radiopharmaceutical imaging agent. We are using BIA molecules to potentially derisk novel targets prior to further clinical development and to efficiently triage cancer indications for subsequent treatment with both BRC and BDC molecules. Our discovery pipeline in oncology includes next-generation BDC molecules, BRC molecules and BIA molecules.

Zelenectide pevedotin, a BDC molecule targeting Nectin-4, is being evaluated in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 evaluating zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively. In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we plan to convert the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and deprioritize the program for internal development while we evaluate next steps for zelenectide pevedotin following preliminary feedback from regulatory agencies. In addition, as part of the strategic reprioritization, we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. Further enrollment in these trials will be closed and patients already enrolled will complete their course of treatment. In conjunction with our strategic reprioritization, we are implementing a proposed workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans.

Our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, is being evaluated in a company-sponsored Phase I/II clinical trial. After reporting certain data from the clinical trial in the first half of 2026, we will no longer develop BT7480 internally and intend to explore partnership opportunities for future development.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

The following table summarizes key information about our Bicycle programs:

We were founded in 2009 based on innovative science conducted by Sir Greg Winter and Professor Christian Heinis. Sir Greg Winter is a pioneer in monoclonal antibodies and, in 2018, was awarded a Nobel Prize in chemistry for the invention of the technology underpinning our proprietary phage display screening platform that we use to identify Bicycle molecules. From our founding through December 31, 2025, we have generated substantial intellectual property, including eight patent families directed to novel scaffolds, linkers and payloads, eight patent families directed to our platform technology, 42 patent families directed to bicyclic peptides and related conjugates, and 16 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications. As of December 31, 2025, our trademark portfolio consisted of 138 trademark registrations across 10 territories (United Kingdom, European Union, United States, Japan, Hong Kong, Australia, China, Israel, Switzerland and Norway) as well as a number of pending applications for new trademarks. The work we have conducted in developing Bicycle molecules and our proprietary screening platform have created substantial know-how that we believe provides us with a competitive advantage.

Our management team includes veteran executives in drug development from leading pharmaceutical companies including AstraZeneca, GlaxoSmithKline and Pfizer. Our board of directors, clinical advisory board and research and innovation advisory board include industry experts with extensive experience in drug development.

Our Strategy

Our mission is to become a leading pharmaceutical company by pioneering Bicycle molecules as a novel therapeutic modality to treat diseases that are inadequately addressed with existing treatment modalities. Specifically, we seek to execute on the following strategy to maximize the value of our novel technology and pipeline:

●	Progress our most advanced internal candidate, nuzefatide pevedotin. We are evaluating nuzefatide pevedotin, a BDC molecule targeting EphA2, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and clinical activity in patients with advanced solid tumors and an ongoing company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma, which commenced recruiting patients in the first quarter of 2026.
●	Progress IND-enabling activities for our BRC molecule candidate, BT1702. BT1702 is a theranostic BRC molecule targeting MT1-MMP and carries a 212Pb radioisotope payload. In preclinical models, BT1702 showed a favorable biodistribution profile and was effective at reducing tumor burden in a range of model systems. IND-enabling activities are ongoing.
●	Advance our discovery programs into clinical development. We intend to continue our ongoing discovery activities to screen and select candidates for oncology indications. For example, we are developing BRC molecules targeting novel targets, including EphA2. We have also provided our BIA molecules to German Cancer Research Center, or DKFZ, and Universitätsmedizin Essen for human imaging, which may inform future development. We intend to advance our Bicycle radioligands pipeline and progress our strategy for leadership in next-generation radiopharmaceuticals. We are also developing next generation BDC molecules.
●	Leverage our powerful proprietary screening platform and novel Bicycle modality to grow our pipeline. Our novel and proprietary phage display screening platform allows us to rapidly and efficiently identify potential candidates for development. We can incorporate a wide range of small molecule scaffolds into Bicycle molecules to increase diversity and confer differentiated physicochemical and structural properties. We have used our powerful Bicycle screening platform to identify BDC, BRC, BIA and Bicycle TICA molecules, and we intend to use it to develop a broader pipeline of diverse product candidates.
●	Collaborate strategically with leading organizations to access enabling technology and expertise in order to expand the application of our novel Bicycle modality to indications beyond oncology. We are collaborating with leading biopharmaceutical companies and organizations to apply our novel Bicycle modality to other disease areas. For example, in December 2025, ION826 (AZD4063), an investigational medicine incorporating a TfR1 Bicycle molecule under our collaboration agreement with Ionis, entered Phase I development. ION826 is an investigational siRNA medicine in development for a serious form of myocardial disease called PLN-R14del dilated cardiomyopathy. We may opportunistically enter into additional collaborations in the future to apply our technology to areas of unmet medical need.
●	Maximize the commercial potential of our product candidates, if approved, by either establishing our own sales and marketing infrastructure or doing so through collaborations with others. Subject to receiving marketing approval, we intend to pursue the commercialization of our product candidates either by building internal sales and marketing capabilities or doing so through opportunistic collaborations with others.

The Bicycle® Advantage

Introduction to Bicycle molecules

Bicycle molecules are fully synthetic, short peptides consisting of nine to 20 amino acids constrained to form two loops which stabilize the structural geometry of the peptide and facilitate target binding with high affinity and selectivity. Bicycle molecules represent a unique therapeutic class, combining the pharmacological properties normally associated with a biologic with the manufacturing and PK advantages of a small molecule, with no significant signs of immunogenicity observed to date.

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

Compared to biologics, Bicycle molecules have a lower cost of production and a simpler manufacturing process and are recognized by regulatory authorities as small molecule new chemical entities. We can readily identify Bicycle molecules that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions. Our novel and proprietary screening platform allows us to screen Bicycle molecules against molecular targets rapidly and efficiently, affording potentially reduced timelines and costs compared to other high-throughput screening approaches. Leveraging our platform, we can rapidly and efficiently identify a compound for development with the historical average time being 12 months after a target has been selected.

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

Phage are bacteria-infecting viruses consisting of genetic material wrapped in a protein coat. Phages can be harnessed to identify Bicycle molecules by splicing DNA into the genome of a phage so that the linear peptides that encode Bicycle molecules are presented on the surface of the phage. One of our founders, Sir Greg Winter, a pioneer in phage display, applied this technology and added a cyclization step that forms Bicycle molecules from these linear peptides. This technology underpins our novel and proprietary screening platform.

Our screening process self-selects for Bicycle molecules that are amenable to attachment, commonly referred to as conjugation, to other molecular payloads such as cytotoxins, chelated radiopharmaceutical agents, innate immune agonists or other Bicycle molecules. Bicycle molecules can be linked together with synthetic ease to create complex molecules with combinatorial pharmacology. Alternatively, Bicycle molecules in the form of multimers can also be used as standalone therapeutics, such as those in our systemic and tumor-targeted immune cell agonist programs. We believe that the flexibility of our Bicycle molecules and our powerful screening platform allow new therapeutics to be rapidly conceived and reduced to practice to potentially serve diverse therapeutic applications across a wide range of indications. We can readily identify Bicycle molecules that may drug a wide spectrum of targets and target classes, including many that have so far been undruggable with small molecules, such as protein-protein interactions.

Schematic of our Proprietary Bicycle Screening Process

We have optimized our proprietary Bicycle screening platform, enabling the technique to be applied to a diverse range of over 150 challenging targets to date, successfully identifying Bicycle molecules for over 85% of these targets since our initial public offering, or IPO, some of which are intractable to small molecules. During these screens, Bicycle molecules with diverse pharmacologies were identified, including enzyme inhibitors, receptor antagonists, agonists (partial, full and supra) and neutral site binders. Neutral site binders often bind to entirely novel sites on target proteins, previously undescribed in the scientific literature. These binders can be useful when conjugated with therapeutic payloads since they allow antigen-targeted payload delivery without impacting target function.

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

Our Programs

The following table summarizes key information about our programs.

Program	Interest	Stage	Status
Internal programs
Nuzefatide pevedotin (EphA2)	● High EphA2 expressing tumors (oncology)	● Phase I/II	● Ongoing company-sponsored Phase I/II clinical trials
BT1702 (MT1-MMP BRC)	● Radiopharmaceutical	● IND enabling	● IND-enabling activities ongoing
MT1-MMP (BIA)	● Radiopharmaceutical	Human imaging	● Human imaging ongoing
EphA2 (BRC)	● Radiopharmaceutical	● Preclinical	● Lead optimization activities ongoing
EphA2 (BIA)	● Radiopharmaceutical	● Human imaging	● Human imaging ongoing
Zelenectide pevedotin (Nectin-4)	● High Nectin-4 expressing tumors (oncology)	● Phase II	● Evaluating next steps
BT7480 (Nectin-4/CD137)	● Immuno-oncology	● Phase I/II	● Exploring partnership opportunities

Partnered programs
Novel CNS targets	● CNS	● Preclinical	● Collaborating with Ionis
Novel neuromuscular targets ION826 (AZD4063)	● Neuromuscular ● Cardiometabolic disease	● Preclinical ● Phase I	● Collaborating with Ionis ● Collaborating with Ionis
Undisclosed	● Radiopharmaceutical	● Preclinical	● Collaborating with Bayer

Our Internal Programs

We believe Bicycle molecules are an ideal vehicle to deliver small molecule payloads to tumors, each as potent cytotoxins in the case of BDC molecules, chelated radiopharmaceutical payloads in the case of BRC molecules, chelated radiopharmaceutical imaging agents in the case of BIA molecules, as well as small molecule agonists of the immune system in the case of Bicycle TICA molecules. We believe that Bicycle conjugates can offer improved performance as compared to antibody-mediated delivery.

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

Bicycle Drug Conjugates

Within our BDC programs, we are evaluating nuzefatide pevedotin, a BDC molecule that targets EphA2 and carries an MMAE cytotoxin payload, in both an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics, and preliminary clinical activity in patients with solid tumors historically associated with EphA2 expression, as well as an ongoing, company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with metastatic pancreatic ductal adenocarcinoma. Nuzefatide pevedotin has also been granted Fast Track Designation, or FTD, for treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer. In addition, zelenectide pevedotin, a BDC molecule targeting Nectin-4, is being evaluated in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 evaluating zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. In March 2026, we announced the strategic reprioritization of our clinical portfolio. As a result, we plan to convert the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and deprioritize the program for internal development while we evaluate next steps for zelenectide pevedotin and we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer.

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

Properties of Bicycle Drug Conjugates

We believe the properties of our BDC molecules may address the challenges associated with ADCs and therefore that our approach has the potential to offer substantial benefits, including:

●	Extensive and rapid tumor penetration. Bicycle molecules have been observed in our preclinical studies to penetrate tumors more rapidly and exhibit increased penetration to poorly perfused regions of the tumor when compared to a comparator antibody. Early clinical data from an ongoing clinical trial has shown 10 times higher tumor cytotoxin levels than corresponding plasma levels based on clinical tumor biopsies taken 24 hours post-infusion.
●	Retention in tumors. In preclinical studies, following administration of a tumor antigen targeting Bicycle molecule the toxin payload was observed to be retained in the tumor for at least 120 hours after dosing. Preliminary clinical data observed to date from our ongoing clinical trials are consistent with preclinical observations of post-dose tumor retention.
●	Short systemic half-life and renal elimination. Bicycle molecules have been observed in clinical and preclinical studies to have a short systemic half-life of approximately 20 to 30 minutes. Due to their small size, Bicycle molecules are able to exit the tissue rapidly and are excreted through the kidneys rather than the liver, which we expect will support a favorable toxicity profile.
●	No requirement for internalization. Unlike ADCs, which require cellular internalization for activity, BDC molecules do not require internalization into the cell, and therefore potentially can target a wider range of tumor antigens.
●	Access to non-expressing tumor cells. The toxin in our BDC molecules is liberated in the extracellular space, enabling cell-killing adjacent cells that do not express the specific target through a toxin bystander effect. In our preclinical studies, we observed activity for BDC molecules even in tumors that were heterogeneous for target expression.
●	Larger toxin payload. Despite the small size of Bicycle molecules, they are able to carry a larger dose of toxin per unit mass than a comparator ADC. Therefore, we believe that Bicycle molecules can deliver a higher concentration of the linked toxin to increase the probability of tumor killing.

●	Manufacturing. The fully synthetic process by which Bicycle molecules are manufactured facilitates ease and consistency of manufacturing and improved formulation compared to ADCs.

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

The figure below summarizes the results of a preclinical rodent xenograft model that investigated payload concentrations over time in different organ systems after administration of a BDC molecule. In this model, we observed the toxin payload was retained in the target-expressing tumor over time but was rapidly eliminated from other tissues.

Payload Concentrations Over Time in Different Organ Systems After Administration of a BDC Molecule

We believe these data demonstrate the potential of BDC molecules to have long-term sustained activity and to limit the toxicity associated with ADCs.

Nuzefatide pevedotin

Nuzefatide pevedotin is a BDC molecule designed to target EphA2. The molecule is comprised of our EphA2 targeting Bicycle molecule, a valine-citrulline, or val-cit, cleavable linker and a cytotoxin MMAE payload.

Schematic of Nuzefatide Pevedotin

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

We believe EphA2 is an attractive target for our BDC molecules due to the potential of Bicycle molecules to overcome the safety concerns observed with ADCs. In our preclinical PK and toxicokinetic studies, we observed a short systemic half-life and volume of distribution approximately equal to extracellular fluid. We observed that the accumulation of MMAE in the tumor tissue led to mitotic arrest of tumor cells and tumor regression was evident within days of administration. Due to the shorter half-life, improved penetration into solid tumors and kidney elimination, we believe that nuzefatide pevedotin could overcome the challenges faced by ADCs.

Nuzefatide pevedotin was evaluated in preclinical studies in multiple species, including rodents and non-human primates. In our preclinical studies, nuzefatide pevedotin was not observed to have a significant effect on clotting parameters and did not exhibit abnormal liver function at tolerated doses. We also observed no bleeding events in primates at toxin equivalent doses over 150-fold higher than the clinical dose of an ADC with the same amino acid sequence and with the same linker-toxin combination and average drug/antibody ratio as MEDI-547 used in patients.

Clinical Development

We are currently evaluating nuzefatide pevedotin in an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced solid tumors historically associated with EphA2 expression. Nuzefatide pevedotin has been granted FTD for treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer.

In September 2024, we announced updated Phase I/II clinical results for nuzefatide pevedotin in advanced solid tumors, including metastatic urothelial cancer and ovarian cancer, at the ESMO Congress 2024. Updated results from the ongoing Phase I/II clinical trial evaluating 6.5 mg/m2 every two weeks and 5 mg/m2 weekly of nuzefatide pevedotin monotherapy in patients with advanced solid tumors showed an ORR of 12% among 113 efficacy-evaluable patients with advanced solid tumors. Of these, the highest anti-tumor activity was in metastatic urothelial cancer, with a 34% ORR in all efficacy-evaluable patients enrolled in the dose escalation and expansion cohorts. Among patients receiving 6.5 mg/m2 every two weeks, a 31% ORR was observed in the dose escalation and expansion cohort and a 45% ORR was observed in the expansion cohort only. A lower, but acceptable ORR of 27% was observed in patients receiving 5 mg/m2 weekly. There were no objective responses observed in patients with ovarian cancer who received 5 mg/m2 weekly. However, five patients maintained stable disease at the time of data cut off. In addition, the updated results suggested a correlation between EphA2 expression and response. Among 14 patients with metastatic urothelial cancer who had available immunohistochemistry and response data, a 43% ORR was observed in EphA2-positive patients compared to a 20% ORR in EphA2-negative patients.

Nuzefatide pevedotin showed an emerging differentiated safety profile, with none of the hemorrhage events or hematological toxicities that have been associated with other EphA2-targeting drug conjugates. Low rates of treatment-related peripheral neuropathy, or TRPN, were observed following monotherapy treatment with nuzefatide pevedotin. In 74 patients treated with nuzefatide pevedotin at 6.5 mg/m2 every two weeks, results showed TRPN in 19% of patients, nearly all of which were low grade, with no events at or above Grade 3. TRPN had completely resolved in 21% of nuzefatide pevedotin patients, and 21% had some resolution or improvement at the time of reporting, though post-treatment follow-up was limited. The median time to resolution or improvement of TRPN was 1.7 weeks for nuzefatide pevedotin.

We are currently assessing nuzefatide pevedotin at 6.5 mg/m2 every two weeks in combination with nivolumab and are further evaluating nuzefatide pevedotin in certain other tumor indications. We plan to present data for nuzefatide pevedotin in combination with nivolumab in patients with metastatic urothelial cancer at a scientific conference in the first half of 2026.

We are also evaluating nuzefatide pevedotin in a company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma, which commenced recruiting patients in the first quarter of 2026. Additional information regarding this indication will be presented at a scientific conference in the first half of 2026.

Zelenectide Pevedotin

Zelenectide pevedotin is a BDC molecule designed to target Nectin-4, a well-validated tumor antigen. The molecule is composed of our Nectin-4 targeting Bicycle molecule, a val-cit cleavable linker, and a cytotoxin MMAE payload.

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

In December 2019, the U.S. Food and Drug Administration, or the FDA, granted accelerated approval to enfortumab vedotin, a Nectin-4 ADC program developed jointly by Pfizer Inc. (formerly Seagen, Inc., or Seagen, acquired by Pfizer in December 2023) and Astellas Pharma, Inc., or Astellas, for treatment of locally advanced or metastatic urothelial cancer in patients who had received prior PD-1/PD-L1 and platinum-based therapies. In July 2021, enfortumab vedotin received full approval in this setting as well as a label expansion for patients ineligible to receive cisplatin-containing therapy who received prior lines of therapy. Subsequently, enfortumab vedotin in combination with pembrolizumab has been approved in the locally advanced or metastatic setting for cisplatin-ineligible patients in April 2023 and all locally advanced or metastatic patients in December 2023. The most recent approval for this combination came in December 2025 for neoadjuvant treatment followed by continued adjuvant therapy after cystectomy for patients with muscle-invasive bladder cancer, or MIBC, who are ineligible for cisplatin-based chemotherapy. Starting in 2022, enfortumab vedotin, alone or in combination with pembrolizumab, has received similar approvals/incorporation into clinical consensus guidelines for indications in the locally advanced and metastatic settings in major markets outside of the United States.

Clinical Development

Zelenectide pevedotin, a BDC molecule targeting Nectin-4, is being evaluated in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 (which we plan to convert to a randomized Phase II trial) evaluating zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively. Zelenectide pevedotin has been granted FTD by the FDA as a monotherapy for the treatment of adult patients with previously treated, locally advanced or metastatic urothelial cancer. Zelenectide pevedotin has also been selected to participate in the Chemistry, Manufacturing and Controls, or CMC, Development and Readiness Pilot Program launched by the FDA to facilitate CMC development for therapies with expedited clinical development timeframes based on the anticipated clinical benefits of earlier patient access to the therapy.

In September 2024, we announced updated Phase I/II clinical results for zelenectide pevedotin used as a monotherapy in metastatic urothelial cancer at the European Society for Medical Oncology, or ESMO, Congress 2024. In the ongoing Phase I/II clinical trial evaluating 5 mg/m2 weekly of zelenectide pevedotin monotherapy in 45 metastatic urothelial cancer patients who had not previously been treated with enfortumab vedotin, updated results showed an overall response rate, or ORR, of 45% in 38 efficacy-evaluable patients, including one confirmed complete response and 16 partial responses with 13 confirmed. Stable disease was maintained in nine patients, and 12 patients experienced progressive disease. In addition, updated results showed a median duration of response of 11.1 months among the 14 patients with confirmed responses. Zelenectide pevedotin continued to show an emerging differentiated safety profile, particularly around adverse events of interest such as peripheral neuropathy, skin reactions and eye disorders. Notably, there were no treatment-related adverse events of peripheral neuropathy, skin reactions or eye disorders at or above Grade 3, and patients with pre-existing peripheral neuropathy were unlikely to develop worsening peripheral neuropathy during treatment with zelenectide pevedotin. In addition, low rates of TRPN were observed following monotherapy treatment with zelenectide pevedotin. In 149 patients treated with zelenectide pevedotin, results showed TRPN in 28% of patients, nearly all of which were low grade. One Grade 3 event of neuralgia was reported in a patient treated with zelenectide pevedotin following prior therapy with enfortumab vedotin. Among zelenectide pevedotin patients with peripheral neuropathy at baseline, 80% did not develop TRPN during treatment. TRPN had completely resolved in 14% of zelenectide pevedotin patients and 26% had some resolution or improvement at the time of reporting, though post-treatment follow-up was limited. The median time to resolution or improvement of TRPN was 2.2 weeks for zelenectide pevedotin.

In January 2025, we also announced updated topline results from the ongoing Phase I trial evaluating 5 mg/m2 weekly of zelenectide pevedotin plus 200 mg of pembrolizumab once every three weeks. In 22 previously untreated cisplatin-ineligible patients with metastatic urothelial cancer, results showed an ORR of 65% among all 20 efficacy-evaluable patients, and an ORR of 50% among patients with confirmed responses. Of the three unconfirmed responses, one patient remained on treatment. At the time of the data cut, the median duration of response was not yet mature, with 12 patients still on treatment. The safety and tolerability profile continues to be broadly consistent with other Phase I zelenectide pevedotin monotherapy and combination cohorts. Adverse events of interest such as peripheral neuropathy, skin reactions and eye disorders were primarily low grade. All cases of Grade 3 treatment-related adverse events of interest were reversible, and there were no Grade 4 or Grade 5 treatment-related adverse events of interest.

We plan to present longer-term follow-up data for zelenectide pevedotin used as a monotherapy in late-line metastatic urothelial cancer and additional data for zelenectide pevedotin in combination with pembrolizumab in first-line cisplatin-ineligible and cisplatin-eligible metastatic urothelial cancer at a scientific conference in the first half of 2026.

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the Phase II/III Duravelo-2 clinical trial are promising, we plan to convert the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and deprioritize the program for internal development while we evaluate next steps for zelenectide pevedotin following preliminary feedback from regulatory agencies. Initial dose selection data from the Phase II/III Duravelo-2 clinical trial demonstrate response rates comparable with those published for existing standards of care, with a physician assessed ORR of 65%, a blinded independent central review, or BICR, confirmed ORR of 58% at the 27-week cutoff and a differentiated safety profile. Subsequent to the 27-week cutoff, an additional BICR response was observed, which would result in an ORR of 62%. The 6mg dose demonstrated a differentiated safety profile with only one patient discontinuing therapy due to a treatment-related adverse event at the 27-week cutoff. We plan to report initial dose selection data from the Duravelo-2 trial at a future scientific conference.

In addition, as part of the strategic reprioritization, we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. Further enrollment in these trials will be closed and patients already enrolled will complete their course of treatment.

Bicycle Radioligands Pipeline

Radiopharmaceuticals are therapies that contain radioisotopes and are used in nuclear medicine for the diagnosis and treatment of diseases, particularly cancer. They consist of radioactive isotope (radionuclide) combined with a pharmaceutical agent that targets specific organs or tissues. These agents are used for molecular imaging (PET/SPECT) or targeted therapy to destroy cancer cells. To create radiopharmaceuticals, radiation emitting medical isotopes are typically attached through chelation to targeting molecules, which are then administered via intravenous injection. Once administered, the radiopharmaceuticals are designed to target tumor antigens that are unique to, or preferentially expressed on, cancer cells. We believe the same advantages of Bicycle molecules for selectively delivering cytotoxic payloads are also advantageous for delivering a range of diverse radionuclide payloads. We are developing both BRC molecules for theranostic use as well as BIA molecules which we are using to potentially derisk novel targets prior to further clinical development and to efficiently triage cancer indications for subsequent treatment with both BRC and BDC molecules.

Schematic of Proposed Bicycle Radioligand Molecules

Bicycle molecules have ideal properties for radioisotope delivery due to their low molecular weight lending to rapid extravasation and tumor penetration, high selectivity and high affinity for their intended target, sustained tumor retention and rapid systemic clearance. Our strategy for radiopharmaceuticals involves (i) partnering with industry and academic leaders in the radiopharmaceutical field to build our understanding and deepen our knowledge base, (ii) pursuing novel targets with first-in-class potential by using BIA molecules to potentially derisk targets through human imaging and to direct indication selection for subsequent treatment with both BRC and BDC molecules and (iii) studying our BRC and BIA molecules with a range of isotopes to pair the most appropriate with the application, target biology and indication.

Manufacturing challenges and ensuring supply chain continuity and reliability have historically hindered the development and commercialization of radiopharmaceuticals. To overcome these challenges, we have established arrangements with leading isotope suppliers and manufacturers for a potentially world-leading end-to-end and sustainable radioisotope supply chain. For instance, we have established an agreement with Eckert & Ziegler, a leading isotope technology company, to supply a range of radioisotopes and develop and manufacture BRC and BIA molecules. In addition, in December 2025, we announced our entrance into a 15-year contract, including an option to renew, with the UK Nuclear Decommissioning Authority, or UKNDA, for access to up to 400 tonnes of reprocessed uranium. Reprocessed uranium continually regenerates providing a potentially sustainable supply of lead-212, or 212Pb, a radioisotope and one of the more potent therapeutic payloads against cancer cells known as Targeted Alpha Therapy. We also announced a collaboration with United Kingdom National Nuclear Laboratory, or UKNNL, pursuant to which we plan to extract thorium-228, or 228Th, from the reprocessed uranium obtained from UKNDA. The extracted 228Th will then be further processed into radium-224, or 224Ra, and loaded into 212Pb generators currently being developed exclusively for us by SpectronRx, with whom we have an agreement to develop bespoke 212Pb generators, with initial quantities of 212Pb successfully produced. Collectively, we believe this bespoke set of arrangements is designed to support the potential discovery, development and commercial supply of a portfolio of BRC molecules containing 212Pb.

We are developing a pipeline of novel Bicycle molecules with properties which we have optimized using our proprietary approach for radioisotope delivery. In October 2024, first human imaging data for a BIA molecule targeting MT1-MMP, which was not optimized to minimize kidney retention, was presented by the German Cancer Consortium, or DKTK, part of a cooperative network with DKFZ, at the European Association for Nuclear Medicine, or EANM, 2024 Congress and in April 2025, DKTK presented additional human imaging data at the American Association for Cancer Research, or AACR, Annual Meeting 2025. The images presented were of a 65-year old male diagnosed with advanced pulmonary adenocarcinoma, the most common type of non-small cell lung cancer, and an 84-year old female diagnosed with invasive ductal breast cancer and high-grade urothelial cancer.

The 65-year old male patient with advanced pulmonary adenocarcinoma underwent fluorine-18-labelled FDG-PET/CT imaging and two weeks later underwent MT1-MMP PET/CT imaging up to one hour post injection of the gallium-68-labelled BIA tracer.

The MT1-MMP gallium-68 scan demonstrated uptake in the primary tumor in the lung and in the lymph node and other metastases, corroborating the findings of the FDG scan. While the MT1-MMP gallium-68 scan demonstrated lower uptake in the primary tumor compared to the FDG imaging (maximum standardized uptake value, or SUVmax, 6.0 g/mL vs. 10.3 g/mL), MT1-MMP gallium-68 uptake was comparable in lymph node metastases (SUVmax 4.7 g/mL vs. 4.4 g/mL) and higher in bone metastases (SUVmax 7.9 g/mL vs. 6.0 g/mL).

The 84-year old female patient with invasive ductal breast cancer and high-grade urothelial cancer underwent contrast-enhanced CT imaging and later underwent MT1-MMP gallium-68 PET/CT imaging up to one hour post injection of the gallium-68-labelled BIA tracer.

The MT1-MMP gallium-68 scan revealed higher BIA tracer uptake in the primary tumors in the breast (SUVmax 4.5 g/mL) and the bladder (SUVmax 6.6 g/mL) compared to contrast-enhanced CT imaging. The MT1-MMP scan also showed cancer spread to the lymph nodes, lower spine (sacral bone) and skull, and detected a mass in the adrenal gland above the left kidney. Surgery confirmed the patient had bladder cancer that spread to the lymph nodes, and immunohistochemistry testing confirmed MT1-MMP expression in the tumor cells.

These data are representative of the results seen in 12 out of 14 patients with various cancers, including those affecting the lung, head and neck, and bladder, who have undergone MT1-MMP gallium-68 PET imaging to date. Imaging was unsuccessful or inconclusive in two patients. Overall, the results demonstrate the rapid distribution of the BIA tracer throughout the body, high uptake of the BIA tracer in the primary tumor(s) and/or in metastases where the cancer spread in the body, and elimination through the kidneys. Scans showing retention in the kidneys were in line with expectations given the imaging was conducted using a pathfinder BIA molecule which had not been optimized to minimize kidney retention. Additional and more detailed analyses of the data and confirmation of MT1-MMP expression in tumors via immunohistochemistry are ongoing.

In addition, at the EANM 2024 Congress, we presented preclinical data demonstrating the suitability of Bicycle molecules to deliver indium-111 to tumors in vivo due to their favorable properties, including specific tumor uptake, rapid tumor penetration and rapid renal elimination. Preclinical imaging showed how the biodistribution profile of BRC molecules can be optimized to maintain high tumor uptake and retention while significantly reducing kidney uptake and retention.

Altogether, we believe these data validate the potential of MT1-MMP as a novel target in the treatment of cancer, demonstrate the translatability of Bicycle radioligand preclinical data and highlight the potential of Bicycle molecules for targeted radionuclide therapy.

Outside of MT1-MMP, we have selected a novel tumor antigen EphA2 as our second Bicycle radioligand target. In November 2025, we presented first human imaging data for an early BIA molecule targeting EphA2 at the Targeted Radiopharmaceuticals Summit Europe, supporting the potential of EphA2 as a novel cancer target and further demonstrating the attractive properties of Bicycle molecules for radiopharmaceutical applications. We plan to present additional EphA2 human imaging data in the first half of 2026.

BT1702

BT1702 is a theranostic BRC molecule targeting MT1-MMP and carries a 212Pb radioisotope therapeutic payload. In preclinical models, BT1702 showed a favorable biodistribution profile and was effective at reducing tumor burden in a range of model systems. IND-enabling activities for BT1702 are currently ongoing. We plan to initiate the first company-sponsored radioligand clinical trial for BT1702 in 2027.

Bicycle Tumor-Targeted Immune Cell Agonists

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

BT7480

BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, is being evaluated as a monotherapy and in combination with nivolumab in a company-sponsored Phase I/II clinical trial to assess the safety and tolerability of BT7480, and to determine a recommended Phase II dose.

In September 2024, we announced updated Phase I/II clinical trial results for BT7480 in advanced solid tumors at the ESMO Congress 2024. Initial data from the dose escalation portion of the Phase I/II clinical trial evaluating BT7480 in patients with advanced solid tumors showed an emerging differentiated safety and tolerability profile among 39 patients assigned to receive one of 10 different doses of BT7480, ranging from 0.002-3.5 mg/kg weekly, with a low number of severe adverse events. Low rates of adverse events at or above Grade 3 were observed, with 8% of patients experiencing treatment-related adverse events at or above Grade 3 and 5% of patients experiencing treatment-related severe adverse events at or above Grade 3. No such events were observed among those patients receiving the highest dose of 3.5 mg/kg. The best overall response observed was stable disease in 13 patients, five of whom had non-small cell lung cancer. Stable disease was prolonged in three patients, two with non-small cell lung cancer and one with anal cancer. In addition, there were two unconfirmed partial responses, both in patients with cervical cancer. Preliminary biomarker analyses that support BT7480 dual targeting of CD137 and Nectin-4 as demonstrated by enhanced immune cell activation, aligned with the proposed mechanism of action of BT7480.

We plan to present data from the combination cohort at a scientific conference in the first half of 2026. After reporting combination data in the first half of 2026, we will no longer develop BT7480 internally and intend to explore partnership opportunities for future development.

Our Collaborations

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need by leveraging the broad applicability of Bicycle molecules. Our strategic collaborations are based on the ability of Bicycle molecules to address a wide variety of targets and we are working with collaborators with deep therapeutic expertise to enable us to more efficiently develop novel medicines for patients. For additional information on these collaboration agreements, see Note 9. “Significant agreements” of our consolidated financial statements appearing elsewhere in this Annual Report.

Bayer

On May 4, 2023, we entered into a collaboration and license agreement with Bayer Consumer Care AG, or Bayer, pursuant to which we and Bayer will perform research and discovery activities under a mutually agreed upon research plan during a research term up to a specified number of years per target program to generate radiopharmaceutical compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint research committee. In addition, Bayer has a one-time right to expand the collaboration to include a third target program, and with respect to each of the up to three target programs, Bayer has an option, exercisable within a specified period of time following the effective date of the agreement, to generate, develop and commercialize non-radiopharmaceutical compounds directed to the applicable target, either by itself or in collaboration with us. Bayer also has certain limited target substitution rights, in certain cases subject to specified additional payments. For each collaboration program, Bayer may elect, at its sole discretion, to progress compounds arising from activities under the research programs into further preclinical development of potential products directed to the target of such collaboration program. On a target-by-target basis, if Bayer elects to progress development candidates directed to such target into further clinical development, Bayer will be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products directed to the applicable target. In November 2025, Bayer provided the Company with a notice of termination for one of the initial target programs, with such termination to be effective in January 2026.

Ionis

On July 9, 2021, we and Ionis entered into a collaboration and license agreement, or the Ionis Collaboration Agreement. Pursuant to the Ionis Collaboration Agreement, we granted to Ionis a worldwide exclusive license under our relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor), or TfR1 Bicycle molecules, intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, we have the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low-single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan which was completed during 2024, and thereafter Ionis is responsible for all future research, development, manufacture and commercialization activities. We performed research and discovery activities including a baseline level of effort for a period of three years. We have retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes. In December 2025, ION826 (AZD4063), an investigational medicine incorporating a TfR1 Bicycle molecule under the Ionis Collaboration Agreement, entered Phase I development. ION826 is an investigational siRNA medicine in development for a serious form of myocardial disease called PLN-R14del dilated cardiomyopathy.

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

We own various trademark registrations and applications, and unregistered trademarks, including our name and our corporate logo. All other trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this report may be referred to without the ®, ™ or © symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Company-Owned Intellectual Property

As of December 31, 2025, our patent portfolio included eight patent families directed to novel scaffolds, linkers and payloads, eight patent families directed to our platform technology, 42 patent families directed to bicyclic peptides and related conjugates, and 16 patent families directed to later inventions relating to such bicyclic peptides and related conjugates, such as methods of making or using certain bicyclic peptide conjugates for treating various indications.

We own at least eight patent families relating to our product candidate nuzefatide pevedotin, including patent families directed to its composition of matter, methods of use for treating cancer and methods of identifying patients suitable to receive nuzefatide pevedotin. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2038 and 2044, not including any patent term extensions and/or patent term adjustments.

We own at least 12 patent families relating to our product candidate zelenectide pevedotin, including patent families directed to its composition of matter, methods of use for treating cancer, synthetic routes to zelenectide pevedotin and methods of identifying patients suitable to receive zelenectide pevedotin. The issued patents in these families, and the pending patent applications if issued, are expected to expire between 2039 and 2045, not including any patent term extensions and/or patent term adjustments.

We own at least 10 patent families relating to our product candidate BT7480, including patent families directed to its composition of matter and the composition of matter of its constituent bicyclic peptides, methods of use for treating cancer, combinations with other active agents, and the methods of identifying patients suitable to receive BT7480. The issued patents from these families, and the pending patent applications, if issued, are expected to expire between 2038 and 2044, not including any patent term extensions and/or patent term adjustments.

In total, as of December 31, 2025, we owned about 536 patents in the United States and in foreign jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, Japan, New Zealand, Russia and Singapore. In addition, as of December 31, 2025, we had about 412 patent applications pending in the United States and in foreign jurisdictions, such as Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore and Taiwan, as well as pending international applications under the Patent Cooperation Treaty, or PCT. These patents, as well as any patents that may be issued from these patent applications, are generally expected to have terms that will expire at various dates between February 2029 and August 2045, not including any patent term extensions and/or patent term adjustments.

In total, as of December 31, 2025, we owned 138 trademark registrations across 10 territories (United Kingdom, European Union, United States, Japan, Hong Kong, Australia, China, Israel, Switzerland and Norway), as well as a number of pending applications for new trademarks.

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

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties for the various oncology applications that we are targeting. For example, a number of companies are developing programs for the targets, including Nectin-4 and EphA2, that we are exploring for our BDC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Mabwell Therapeutics, Inc., Tianjin Conjustar Biologics Co., Ltd. and Stemline Therapeutics. Furthermore, many companies are developing programs for radiopharmaceutical therapies. In addition, we are aware that technologies for drug discovery, including peptide-based medicines, continue to advance rapidly, which may compete with our own screening technology or render it obsolete.

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

Manufacturing and Supply

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

We currently do not own or operate good manufacturing practice, or GMP, manufacturing facilities and we operate an outsourced model for the manufacture of our product candidates, and contract with multiple GMP licensed pharmaceutical contract development and manufacturing organizations, both for the synthesis of each drug substance component, and the formulation and packaging of finished drug product candidates. We selected these organizations based on their experience, capability, capacity and regulatory status. Projects are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process.

We engage with third parties for the supply of radioisotopes for the development and manufacturing of BRC and BIA molecules. For instance, we’ve established an agreement with Eckert & Ziegler, a leading isotope technology company, to supply a range of radioisotopes and develop and manufacture BRC and BIA molecules. In addition, in December 2025, we entered into a contract with UKNDA for access to up to 400 tonnes of reprocessed uranium. We also entered into an arrangement with UKNNL under which we plan to extract 228Th from the reprocessed uranium obtained from UKNDA. The extracted 228Th will then be further processed into 224Ra, and loaded into 212Pb generators currently being developed exclusively for us by SpectronRx, with whom we have an agreement to develop bespoke 212Pb generators, with initial quantities of 212Pb successfully produced. Collectively, we believe this bespoke set of arrangements is designed to support the potential discovery, development and commercial supply of a portfolio of BRC molecules containing 212Pb.

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

Clinical Trials in the EU

In the European Union, or EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal,” the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

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

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area, or EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

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

Other EU Compliance Requirements

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

Much like the federal Health Care Program Anti-Kickback Statute, or Anti-Kick Statute, prohibition in the United States, described above, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and healthcare professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines or imprisonment.

Payments made to physicians and other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with healthcare professionals may require prior notification or approval by the healthcare professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In order to secure coverage and reimbursement for any product approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, products may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Our results of operations could be adversely affected by healthcare legislative reforms, including those that may be enacted or adopted in the future. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The Anti-Kickback Statute, prohibits any person or entity, including a prescription drug manufacturer or a party acting on its behalf, from, among other things, knowingly and willfully, directly or indirectly, soliciting, receiving, offering, or providing any remuneration that is intended to induce the referral of business, including the purchase, order or recommendation or arranging of, any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The ACA, which was signed into law in 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been amendments and judicial and Congressional challenges to numerous provisions of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregated reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies, including at HHS, the FDA, Centers for Medicare and Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In addition, on January 12, 2025, Regulation No 2021/2282 on HTA, or the HTA Regulation, entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for EU-level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies and pricing and reimbursement decisions based on these assessments.

There have been, and likely will continue to be, healthcare reform measures, including legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Regulatory Framework in the United Kingdom

The Medicines and Healthcare products Regulatory Agency, or the MHRA, is the United Kingdom’s standalone regulator for medicinal products and medical devices.

While the United Kingdom’s regulatory framework for clinical trials was historically based on the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the former EU Clinical Trials Directive, this has been significantly reformed by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024. The new legislation, which was adopted in April 2025, modernizes the United Kingdom’s approach to make it a more attractive location for research, and includes key features such as: (i) a risk-proportionate approach, including a notification scheme for lower-risk trials; (ii) a combined review process integrating ethics committee and regulatory approvals into a single, streamlined pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion (with scope for deferrals in certain circumstances); (iv) greater flexibility to support innovation in clinical trial design; and (v) measures to promote patient and public involvement. The amendments will become applicable on April 28, 2026 following a one-year transition period.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. In order to obtain a United Kingdom marketing authorization, or MA, to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling-review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if: (i) there are no major objections identified that cannot be resolved within such 60-day period and (ii) approval from the trusted regulatory partner selected has been granted within the previous two years. Where major objections are identified or such approval has not been granted within the previous two years, the decision timeline extends to 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

Existing EU marketing authorizations for centrally authorized products were automatically converted into the United Kingdom’s marketing authorizations, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted out of this possibility. On January 1, 2025, the Windsor Framework came into effect, reintegrating Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products and introducing a United Kingdom-wide licensing process for medicines.

There is no pre-marketing authorization orphan designation for medicinal products in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.

Employees and Human Capital

As of December 31, 2025, we had 288 full-time or part-time employees, including 108 with M.D. or Ph.D. degrees. Of these employees, 220 employees are engaged in research and development activities and 68 employees are engaged in general and administrative activities. Our employees are primarily based at the locations of our office and laboratory facilities: 191 are located in the United Kingdom and 97 are located in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good. In conjunction with our strategic reprioritization announced in March 2026, we are implementing a proposed workforce reduction of approximately 30% of our workforce.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks and uncertainties, of which you should be aware before making a decision to invest in our ADSs. These risks and uncertainties include, among others, the following:

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

●	We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing shareholders or holders of our ADSs, restrict our operations or cause us to relinquish valuable rights.
●	We are substantially dependent on the success of our internal development programs and of our product candidates from our Bicycle® Drug Conjugate, or BDC®, and Bicycle Radioconjugate, or BRC®, programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, and our product candidates and those of our collaborators represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.
●	Our current or future product candidates may cause undesirable side effects or have other properties when used alone or in combination with other approved products or investigational new drugs, or IND, that could halt their clinical development, prevent their marketing approval, limit their commercial potential or result in significant negative consequences.
●	We may be delayed or not be successful in our efforts to identify or discover additional product candidates.
●	We may expend our limited resources to pursue a particular development strategy, product candidate or indication and fail to capitalize on strategies, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We may seek designations for our product candidates with the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, but there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
●	Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.

●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, could limit our ability to market those products and decrease our ability to generate revenue.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse business consequences.
●	We rely on third parties, including independent clinical investigators and CROs to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	We intend to rely on third parties to manufacture product candidates and supply raw materials used in our product candidates, such as 212Pb, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
●	Our recent workforce reductions were undertaken to significantly reduce our ongoing operating expenses, but they may not result in our intended outcomes and may yield unintended consequences and additional costs.
●	The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.
●	As a company with operations outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $219.0 million, $169.0 million and $180.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $899.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

●	continue to develop and conduct clinical trials with respect to our BDC and BRC programs and our other pipeline programs;

●	initiate and continue research, preclinical and clinical development efforts for any future product candidates;

●	seek to discover and develop additional product candidates and further expand our clinical product pipeline;

●	seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials;

●	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

●	maintain, expand and protect our intellectual property portfolio;

●	expand our research and development infrastructure, including hiring and retaining additional personnel, such as clinical, quality control and scientific personnel;

●	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize products for which we obtain marketing approval, if any;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization and help us comply with our obligations as a public company; and

●	add equipment and physical infrastructure to support our research and development.

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

Our revenue to date has been primarily generated from our current and former research collaborations with Bayer Consumer Care AG, or Bayer, Novartis Pharma AG, or Novartis, Ionis Pharmaceuticals, Inc., or Ionis, and Genentech Inc., or Genentech. There can be no assurance that we will generate revenue from our collaborations in the future.

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

We believe that our existing cash and cash equivalents of $628.1 million as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, our current and future product candidates;

●	our ability to enter into, and the terms and timing of, any collaborations, licensing or other arrangements;

●	our ability to identify one or more future product candidates for our pipeline;

●	the number of future product candidates that we pursue and their development requirements;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

●	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;

●	our headcount and associated costs as we progress our research and development and establish a commercial infrastructure;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights including enforcing and defending intellectual property related claims; and

●	the costs of operating as a public company.

While the long-term economic impact of geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, or demand or supply shocks from events such as major terrorist attacks, war, natural disasters or actual or threatened public health pandemics or other emergencies is difficult to assess or predict, these events have caused or may cause significant disruptions to the global financial markets and have contributed or may contribute to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, recently increased to levels not seen in decades and, despite recent decreases, remain high. Increased inflation may result in increased operating costs (including labor costs) and may affect our operating budgets. Future increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets and the global banking system, may further increase economic uncertainty and heighten these risks.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are substantially dependent on the success of our internal development programs and of our product candidates from our BDC and BRC programs, which may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.

Our future success will depend heavily on the success of our internal development programs and of product candidates from our BDC and BRC programs.

Within our BDC programs, we are evaluating nuzefatide pevedotin, formerly BT5528, a BDC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies historically associated with EphA2 expression as well as an ongoing, company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma. In addition, IND-enabling activities are currently ongoing for BT1702, a theranostic BRC molecule targeting MT1-MMP and carrying a 212Pb radioisotope payload. There can be no assurance our BDC or BRC molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the EMA in Europe or similar regulatory authorities will approve our BDC or BRC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

Our ability to successfully commercialize our BDC molecules, BRC molecules, and our other product candidates will depend on, among other things, our ability to:

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

In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities responsible for clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the CTD, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In addition, on December 11, 2025, the European Commission, European Parliament and European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation, or the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, composed of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and European Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

Moreover, following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the United Kingdom adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the U.K. regulatory framework for clinical trials into closer alignment with the EU’s CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

The FDA in the United States, the European Commission based on a positive opinion from the EMA, or national competent regulatory authorities in the EEA, countries and any other comparable regulatory authorities in other jurisdictions must approve product candidates before they can be marketed, promoted or sold in those territories. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We must provide these regulatory authorities with data from preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for a specific indication before they can be approved for commercial distribution. We cannot be certain that our clinical trials for our product candidates will be successful or that any of our other product candidates will receive approval from the FDA, the European Commission based on a positive opinion from the EMA or any other comparable regulatory authority.

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

In addition, clinical testing of our product candidates generally is performed in multiple jurisdictions, including countries outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, the interim results of our company-sponsored Phase I/II clinical trials of nuzefatide pevedotin, zelenectide pevedotin and BT7480, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing late-stage clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

We may employ companion diagnostics to help us more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval or certification prior to commercialization. In the EEA (and Northern Ireland), in order to place an in vitro diagnostic medical device on the market, the device must be designed, developed, manufactured and marketed in compliance with the Regulation on In-Vitro Diagnostic Devices (Regulation (EU) 2017/746), which is a lengthy and costly process.

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

Three of our product candidates are currently undergoing safety testing in the form of Phase I/II or Phase II/III clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that nuzefatide pevedotin, zelenectide pevedotin, BT7480 or any other of our product candidates are safe in humans.

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

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the Phase II/III Duravelo-2 clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we plan to convert the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and deprioritize the program for internal development while we evaluate next steps for zelenectide pevedotin following preliminary feedback from regulatory agencies. In addition, as part of the strategic reprioritization, we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. Further enrollment in these trials will be closed and patients already enrolled will complete their course of treatment.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is also increased uncertainty as to how the FDA and other regulatory agencies will regulate our products.

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

Cancer therapies are sometimes characterized as first-line, second-line, third-line or later-line therapies, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of nuzefatide pevedotin and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of companies are developing programs for the targets, including Nectin-4 and EphA2, that we are exploring for our BDC programs, including, but not limited to, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, Mabwell Therapeutics, Inc., Tianjin Conjustar Biologics Co., Ltd. and Stemline Therapeutics. Furthermore, many companies are developing programs for radiopharmaceutical therapies.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the CMS as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these new products. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is: (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

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

Moreover, efforts by governments and payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate reimbursement for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drugs. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

On January 12, 2025, the HTA Regulation entered into application through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits Member States to use common HTA tools, methodologies, and procedures across the European Union and requires them to rely on EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. EU Member States, however, remain responsible for assessing non-clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions at the national level. Individual Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the U.K. has left the EU, the HTA Regulation does not apply in the U.K. However, the U.K. MHRA is working with U.K. HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. There can be no assurance that we will be able to obtain or sustain favorable pricing or reimbursement in the U.K. under these evolving frameworks, and any such inability could materially and adversely affect our anticipated revenues and growth prospects in that market.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other health care laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various U.S. federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, or Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

●	the Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. “Remuneration” has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, or federal civil money penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances;

●	the U.S. federal civil and criminal false claims laws, including the FCA, and civil monetary penalty law, which impose criminal and civil penalties against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the beneficiary inducement provisions of the civil monetary penalty law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, individuals and entities that perform services on their behalf that involve the use or disclosure of individually identifiable health information, and their subcontractors that use disclose or otherwise process individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	U.S. federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to U.S. state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For further information concerning additional data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenues or profits, and other adverse business consequences.”

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of ACA. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Other legislative changes have been approved and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013, and will remain in effect through 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In addition, the U.S. Supreme Court recently greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

There have been, and likely will continue to be, healthcare reform measures, including legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of healthcare reform and other cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive or confidential information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent applicable, the exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, referred to collectively as CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA allows for fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase compliance costs and potential liability for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act, or MHMD, broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.

Our employees and personnel use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal data in generative artificial intelligence technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative artificial intelligence. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative artificial intelligence, it could make our business less efficient and result in competitive disadvantages.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority-owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

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

As a company with operations in the U.K., our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

●	differing and changing regulatory requirements for product approvals;
●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

●	potentially reduced protection for intellectual property rights;

●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations, including, without limitation, restrictive regulations such as the EU GDPR and U.K. GDPR governing the use, processing, and cross-border transfer of personal data;

●	changes in global regulations and customs, tariffs and trade barriers;

●	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

●	changes in a specific country’s or region’s political or economic environment;

●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

●	differing reimbursement regimes and price controls in certain non-U.S. markets;

●	negative consequences from changes in tax laws;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

●	difficulties associated with staffing and managing international operations, including differing labor relations;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or public health crises.

Any or all of these factors could have a material adverse impact on our business, financial condition and results of operations. Moreover, global instability may continue as a result of geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, or demand or supply shocks from events such as major terrorist attacks, war, natural disasters or actual or threatened public health pandemics or other emergencies. These events could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain and increase the costs associated with or otherwise adversely affect our ability to conduct ongoing and future clinical trials of our product candidates. In addition, continued instability may adversely impact our ability to raise capital in the future on favorable terms or at all.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely affect our business, results of operations, financial conditions and prospects. For example, in February 2026, the United States Supreme Court (SCOTUS) invalidated certain tariffs imposed by the U.S. government under emergency statutory authority in 2025. Shortly thereafter, President Trump signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. It remains unclear whether and to what extent duties previously collected under the invalidated tariffs will be refunded, whether refunds will be subject to administrative or judicial processes, or whether offsets or alternative measures may be imposed. In addition, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.

We do not own or operate any manufacturing facilities for production of clinical or commercial supply. We currently rely, and expect to continue to rely on third parties, including those located in China, for supply of our product candidates, as well as for manufacture of any products that we may commercialize, if approved. For further information concerning our reliance on third parties, see the risk factor titled “Risks Related to Our Dependence on Third Parties— We intend to rely on third parties to manufacture product candidates and supply raw materials used in our product candidates, such as 212Pb, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

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

In the ordinary course of business, we and the third parties with whom we work process sensitive information. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of information technology infrastructure, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, CROs for managing clinical trial data, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, the liability of such third party may be limited such that any award may be insufficient to cover our damages, or we may be unable to recover any such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Additionally, AI-based platforms are increasingly being used in the pharmaceutical industry and we are expanding the use of AI-based platforms in our operations for data analysis, summarization and automation, which subjects us to a variety of risks, including potential cybersecurity vulnerabilities, breaches of data privacy and the potential for inadvertent or unauthorized disclosure of our confidential information and intellectual property. Our use, or the use by our vendors, suppliers and contractors with access to our proprietary and confidential information, including trade secrets, may lead to the release of our proprietary and confidential information, which may negatively impact our company, including our ability to realize the benefit of our intellectual property. Moreover, AI-based platforms may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI-based platform with bad inputs or logic), or if the logic of the AI-based platform is flawed (a so-called “hallucination”).

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

Risks Related to Our Dependence on Third Parties

For certain product candidates, we depend, or may depend, on development and commercialization collaboration partners to develop, conduct clinical trials, obtain regulatory approvals of, and if approved, market and sell product candidates. If such partnerships fail to perform as expected, the potential for us to generate future revenue from such product candidates would be significantly reduced and our business would be harmed.

For certain products candidates, we depend, or may depend, on development and commercialization collaboration partners to develop, conduct clinical trials of, and, if approved, sell product candidates.

Under our existing collaborations with Ionis and Bayer, we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

From time to time, we may also explore partnership opportunities for certain of our product candidates, such as BT7480. However there can be no assurance that we will be able to do so, or that such relationships, if established, will be successful or on favorable terms.

Our current collaborations and any future collaborations or partnerships that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

●	adverse global economic events, including public health crises, could materially affect our operations as well as causing significant disruption in the operations and business of our collaborators and the third-party manufacturers, CROs and other service providers that we and/or our collaborators conduct business with; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

We intend to rely on third parties to manufacture product candidates and supply raw materials used in our product candidates, such as 212Pb, which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties, including those located in China, for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties. For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments including tariffs, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern,” or BCC, or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or service. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

We are substantially dependent on third parties for supply of our raw material used in our product candidates. Although we believe our present suppliers have adequate quantities of raw material to meet our current needs, we may encounter supply shortages which could adversely affect our business. There can be no assurance that our suppliers will renew contracts on acceptable terms, or at all. In addition, as it relates to our BRC and BIA molecules, we expect future product candidates to include 212Pb or other radioisotopes. While we have announced arrangements with the United Kingdom Nuclear Decommissioning Authority, United Kingdom National Nuclear Laboratory and SpectronRx for the ultimate supply of 212Pb and Eckert & Ziegler for a range of radioisotopes, there are not many alternatives to these suppliers, and finding any replacement suppliers would divert management resources.

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Additionally, our manufacturers may experience delays as a result of impacts due to geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, or demand or supply shocks from events such as major terrorist attacks, war, natural disasters or actual or threatened public health pandemics or other emergencies. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. If our third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. In addition, some of the product candidates we intend to develop, including nuzefatide pevedotin, use toxins or other substances that can be produced only in specialized facilities with specific authorizations and permits, and there can be no guarantee that we or our manufacturers can maintain such authorizations and permits. These specialized requirements may also limit the number of potential manufacturers that we can engage to produce our product candidates and impair any efforts to transition to replacement manufacturers.

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

If we initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the United States Patent and Trademark Office (USPTO), or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our products or product candidates. As an example of the foregoing risks, the validity of our European Patent No. 4464721 has been challenged by an opponent at the European Patent Office. Proceedings are ongoing, during which the patent may be maintained, narrowed or invalidated. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products and product candidates. Such a loss of patent protection may materially harm our intellectual property estate, which would impair our ability to establish competitive barriers to entry in the form of intellectual property protections.

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

Risks Related to Employee Matters and Managing Growth

Our recent workforce reductions were undertaken to significantly reduce our ongoing operating expenses, but they may not result in our intended outcomes and may yield unintended consequences and additional costs.

In August 2025, we announced cost reduction initiatives that are expected to reduce planned operating costs, primarily through a workforce reduction. This workforce reduction was substantially completed in the fourth quarter of 2025. As a result, we incurred aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $5.3 million during the year ended December 31, 2025.

In addition, in conjunction with our strategic reprioritization announced in March 2026, we are implementing a proposed workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect this workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $8.0 million.

These recent workforce reductions may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the workforce reductions. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to contractors or other partners. The workforce reductions could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Further, inflationary pressure may increase our costs, including employee compensation costs, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does. If we are unable to realize the anticipated benefits from the workforce reductions, if we experience significant adverse consequences from the workforce reductions, or if we are otherwise unable to retain our employees, our business, financial condition, and results of operations may be materially adversely affected.

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

Particularly in light of our recent workforce reductions, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract and retain competent personnel. If we are not able to continue to retain, on acceptable terms, the qualified personnel necessary for the continued operation of our business, we may not be able to sustain our operations. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

Our potential growth over the long term may also require us to relocate to geographic areas beyond those where we have been historically located. For example, we maintain office and laboratory space in Cambridge, U.K. and in Massachusetts, U.S. Due to our limited resources, we may not be able to effectively manage the potential expansion or relocation of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to effectively manage changes in the size of our workforce and other operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our potential growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our potential growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Risks Related to Ownership of Our Securities

The market price of our ADSs is highly volatile, and holders of our ADSs may not be able to resell their ADSs at or above the price at which they purchased their ADSs.

The market price of our ADSs is highly volatile. Since our IPO in May 2019, through March 12, 2026, the trading price of our ADSs has ranged from $5.04 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Similarly, geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, or demand or supply shocks from events such as major terrorist attacks, war, natural disasters or actual or threatened public health pandemics or other emergencies have created extreme volatility in the global capital markets and may have further global economic consequences, including further disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financings more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates and macroeconomic turmoil can adversely affect us by increasing our costs and the costs of our contract manufacturing organizations, or CMOs, and other suppliers. These factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

The dual class structure of our shares may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

As of March 12, 2026, we had 50,269,082 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.99% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on December 31, 2025, the ordinary shares outstanding prior to the re-designation would have approximately 72% of the voting power and the former non-voting ordinary shares would represent approximately 28% of the voting power.

Substantial future sales or issuances of shares of our ordinary shares or ADSs or other equity-related securities could adversely affect the price of our ADSs and dilute shareholders.

Sales of a substantial number of ordinary shares or ADSs, and sales by our management, our directors, their affiliates, or significant shareholders, could occur at any time. Based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, beneficially own approximately 21.7% of our ordinary shares. If these shares are sold in the market in transactions that occur at about the same time, such transactions could depress the market of our ADSs and could also affect our ability to raise equity capital through the sale of additional equity or equity-related securities, including non-voting ordinary shares, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. Our registration obligations pursuant to the Registration Rights Agreement with the Baker Entities also cover all shares thereafter acquired by the Baker Entities, for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our ordinary shares or ADSs by the Baker Entities in the future. In addition, ordinary shares subject to outstanding options under our equity incentive plans and the ordinary shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations, which will dilute current holders.

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

In addition, our executive officers and directors and holders of greater than five percent of our outstanding ordinary shares beneficially owned approximately 47% of our voting power as of March 12, 2026. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Based on our analysis of our income, assets, activities and market capitalization, we believe that we were a PFIC in the 2025 taxable year. In addition, no assurances can be provided that we will not be a PFIC for any future taxable year or that we have not been a PFIC in any prior taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance regarding if we will be PFIC or will not be a PFIC in the future. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into and our corporate structure. In the event we are a PFIC, we intend to provide the information necessary for U.S. holders to make a qualified electing fund election.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.

As an entity incorporated and tax resident in the U.K., we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. Subject to numerous utilization criteria and restrictions (including the Corporate Income Loss Restriction and the Corporate Capital Loss Restriction that, broadly, restrict the amount of carried forward losses that can be utilized to 50% of group profits or gains arising above £5.0 million per tax year), we expect losses to be eligible for carry forward and utilization against future operating profits. In addition, if we were to have a major change in the nature of the conduct or the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a group that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a Small and Medium-sized Enterprise, or SME, and in which our relevant R&D expenditure represents 30% or more of the total relevant expenditure (meaning we also qualify as “R&D intensive” during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Accordingly, if we cease to qualify as an R&D-intensive SME in the future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

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

The IRA includes a minimum tax equal to 15% of the adjusted financial statement income of certain corporations, as well as a 1% excise tax on share buybacks. In addition, the OBBBA includes provisions affecting corporate tax rates on specified eligible income, timing of tax deductibility of depreciation, interest expense and research and development costs, and the taxation of foreign income. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under prior legislation to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

Under transitional provisions that apply until February 2, 2027, the U.K. City Code on Takeovers and Mergers, or the Takeover Code, can apply to an offer for, among other things, a public company whose registered office is in the United Kingdom (but is not listed in the United Kingdom) if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, primarily where the directors are resident.

In September 2019, the Takeover Panel Executive confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change before the end of the transitional period but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances which may have a bearing on whether the Takeover Panel would determine our place of central management and control to be in the United Kingdom.

Following the end of the transitional period, with effect from February 3, 2027, the “residency test” will be abolished in its entirety and we expect we will no longer be subject to the jurisdiction of the Takeover Code at all from that time, unless our securities are listed in the United Kingdom.

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

Governance

Our cybersecurity risk management strategy relies on input from management, including our Vice President, Information Technology & Cybersecurity, who reports directly to our Chief Operating Officer, and has over a decade of experience in developing and implementing cybersecurity strategies for companies in the biopharmaceutical industry, as well as our Chief Financial Officer and Chief Legal Officer and General Counsel. We also operate an Information Risk Operating Committee, or IROC, consisting of senior members of the finance, legal, operations and information technology functions, to oversee the management of information security as a whole, including integrating cybersecurity considerations into the company’s overall risk management strategy, and for communicating key priorities to employees. The IROC meets on a regular basis, generally quarterly, to discuss cybersecurity risk and to review our cybersecurity program.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our incident response team, which includes, but is not limited to, our Vice President, Information Technology & Cybersecurity, Chief Legal Officer and General Counsel and Chief Financial Officer. In addition, our incident response processes include reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

Management, including the IROC, is also responsible for approving budgets, helping prepare for cybersecurity incidents, responding to cybersecurity incidents, approving cybersecurity policies and procedures, reviewing audit reports, and reporting to the board of directors.

Our board of directors oversees our risk management strategy with respect to cybersecurity threats. The board, through its Audit Committee, holds regular meetings, at least quarterly, to discuss issues including our cybersecurity threats. The meetings involve presentations and reports from our management, including our Vice President, Information Technology & Cybersecurity, concerning our significant cybersecurity threats and risks and the processes we have implemented to address them.

ITEM 2.       PROPERTIES.

We occupy approximately 45,000 rentable square feet of office and laboratory space in Cambridge, United Kingdom under a lease that expires in December 2031, and may be renewed for 10 years, cancelable in the fifth year of the extension. We also lease an additional 11,000 rentable square feet of office and laboratory space in Lexington, Massachusetts under a lease that expires in December 2027 and approximately 23,000 rentable square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in March 2026. We believe that our office and laboratory spaces are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Ordinary Shares

As of March 12, 2026, there were approximately 45 holders of record of our ordinary shares, two holders of record of our non-voting ordinary shares, and one holder of record of our ADSs. The number of beneficial owners of the ADSs in the United States is likely to be much larger than the number of record holders of our ordinary shares in the United States.

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

For the discussion of the financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2025.

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

We have a novel and proprietary phage display screening platform which we use to identify Bicycle molecules in an efficient manner. The platform initially displays linear peptides on the surface of engineered bacteriophages, or phages, before “on-phage” cyclization with a range of small molecule scaffolds which can confer differentiated physicochemical and structural properties. Our platform encodes quintillions of potential Bicycle molecules which can be screened to identify molecules for optimization to potential product candidates. We have used this powerful screening technology to identify our current portfolio of candidates in oncology and intend to use it in conjunction with our collaborators to seek to develop additional future candidates across a range of other disease areas.

Our internal programs are focused on oncology indications with high unmet medical need. Our product candidate, nuzefatide pevedotin, formerly BT5528, is a Bicycle Drug Conjugate, or a BDC® molecule, whereby the Bicycle molecules are chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating nuzefatide pevedotin, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and clinical activity in patients with advanced solid tumors and an ongoing company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma after progression on a first-line therapy, which commenced recruiting patients in the first quarter of 2026. We are also developing BT1702, a Bicycle Radioconjugate, or BRC®, molecule targeting Membrane Type 1 matrix metalloproteinase, or MT1-MMP, and carrying a lead-212, or 212Pb, radioisotope payload for theranostic use. We are currently conducting Investigational New Drug application, or IND, -enabling activities for BT1702. We are also developing Bicycle Imaging Agents, or BIA molecules. In a BIA molecule a Bicycle molecule is linked to a chelated radiopharmaceutical imaging agent. We are using BIA molecules to potentially derisk novel targets prior to further clinical development and to efficiently triage cancer indications for subsequent treatment with both BRC and BDC molecules. Our discovery pipeline in oncology includes next-generation BDC molecules, BRC molecules and BIA molecules.

Zelenectide pevedotin, a BDC molecule targeting Nectin-4, is being evaluated in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 evaluating zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively. In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we plan to convert the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and deprioritize the program for internal development while we evaluate next steps for zelenectide pevedotin following preliminary feedback from regulatory agencies. In addition, as part of the strategic reprioritization, we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. Further enrollment in these trials will be closed and patients already enrolled will complete their course of treatment.

Our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, is being evaluated in a company-sponsored Phase I/II clinical trial. After reporting certain data from the clinical trial in the first half of 2026, we will no longer develop BT7480 internally and intend to explore partnership opportunities for future development.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

Workforce Reductions

In August 2025, we announced cost reduction initiatives to reduce planned operating costs, primarily through a workforce reduction that was substantially complete as of December 31, 2025. As a result, we incurred aggregate charges for severance and other employee termination benefits of $5.3 million during the year ended December 31, 2025. In addition, in March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. In connection with the strategic reprioritization, we are implementing a proposed workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect the workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $8.0 million.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of our equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and borrowings pursuant to a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules. From our inception in 2009 through December 31, 2025, we have received gross proceeds of $1.4 billion from the sale of equity securities and $239.6 million of cash payments under our collaboration agreements, including $46.3 million from Bayer Consumer Care AG, or Bayer, $53.0 million from Novartis Pharma AG, or Novartis, $49.7 million from Ionis Pharmaceuticals, Inc., or Ionis, and $56.0 million from Genentech Inc., or Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $219.0 million, $169.0 million and $180.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $899.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

We expect that our expenses and capital requirements will decrease in the near term as a result of our cost saving initiatives and our strategic reprioritization announced in March 2026. However, our expenses and capital requirements may increase substantially if and as we:

●	continue our development of our product candidates, including conducting future clinical trials of nuzefatide pevedotin and BT1702;
●	seek to identify and develop additional product candidates, including expanding our pipeline of Bicycle radioligand molecules and next-generation BDC molecules;
●	develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates and to support manufacturing to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

As of December 31, 2025, we had cash and cash equivalents of $628.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “Liquidity and Capital Resources” and “Capital Resources and Funding Requirements.”

Components of Our Results of Operations

Collaboration Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with our collaboration partners, including amounts that are recognized related to upfront payments, milestone payments and option exercise payments, amounts due to us for research and development services and reimbursement of certain expenses incurred. In the future, revenue may include additional milestone payments and option exercise payments, and royalties on any net product sales under our collaborations. In the near term, we expect that revenue may decrease as a result of the terminations of our collaboration agreements with Genentech and Novartis, effective in August 2025 and February 2026, respectively. In the future, we expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, milestone and other payments, as well as the exercise or expiration of options.

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

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contract research organizations, or CROs, contractors and CMOs in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expense. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

In December 2016, we entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited, or CRTL and Cancer Research UK, or the BT1718 Cancer Research UK Agreement, pursuant to which the Cancer Research UK Centre for Drug Development sponsored and funded a Phase I/IIa clinical trial for our previous product candidate, BT1718, in patients with advanced solid tumors. The costs incurred by Cancer Research UK were recorded as a liability in accordance with ASC 730, Research and Development as the payments were not based solely on the results of the research and development having future economic benefit. The accrual of the liability was recorded as incremental research and development expense in our consolidated statements of operations and comprehensive loss prior to the expiration and termination of the BT1718 Cancer Research UK Agreement in December 2024. See “Other Income (Expense)” for additional information on our accounting for the expiration and termination of the BT1718 Cancer Research UK Agreement.

Through our subsidiaries in the U.K., we receive reimbursements of certain research and development expenditures as part of a U.K. government research and development tax relief program. For 2023 and 2024, we benefitted from the Small and Medium-sized Enterprises, or SME, R&D Tax Relief program, under which we were able to surrender trading losses that arose from qualifying research and development expenses incurred by our subsidiaries in the U.K. for a cash rebate. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the SME R&D Tax Relief program with a merged research and development expenditure credit scheme, or RDEC, and an enhanced research and development intensive support scheme, or ERIS. The Finance Act 2024 increased the cash rebate that may be claimed from 18.6% to 26.97% of qualifying expenditure and retroactively applied to qualifying expenditures incurred after April 1, 2023, if we qualify as “R&D intensive” for an accounting period (broadly, a loss-making SME whose relevant R&D expenditure represents, for accounting periods beginning on or after April 1, 2023, 40%, or, for accounting periods beginning on or after April 1, 2024, 30% of its total expenditure for that accounting period). For periods prior to April 1, 2023 the cash rebate was up to 33.35% of qualifying expenditures. We qualified as R&D intensive for the years ended December 31, 2025, 2024 and 2023. Going forward, if we no longer qualify as an R&D intensive SME during an accounting period, we will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

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

The U.K. research and development tax credit is fully refundable to us after surrendering tax losses and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the U.K. research and development tax credit as a reduction to research and development expenses and it is not reflected as part of the income tax provision.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease in the near term as a result of our cost saving initiatives and our strategic reprioritization announced in March 2026. However, our research and development expenses will increase over the longer term if and as we: (i) continue the clinical development and seek to obtain marketing approval for our product candidates; (ii) initiate clinical trials for our product candidates; and (iii) build our in-house process development and analytical capabilities and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	identifying new product candidates to add to our development pipeline, including expanding our pipeline of Bicycle radioligand molecules and next-generation BDC molecules;
●	completing research and preclinical development of our product candidates;
●	establishing an appropriate safety profile with IND-enabling studies to advance our preclinical programs into clinical development;
●	successful enrollment in, and the initiation and completion of clinical trials, including conducting future clinical trials of nuzefatide pevedotin and BT1702;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
●	commercializing our product candidates, if and when approved, whether alone or in collaboration with others;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	the development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials;
●	addressing any competing technological and market developments, as well as any changes in governmental regulations;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how, as well as obtaining and maintaining regulatory exclusivity for our product candidates;
●	continued acceptable safety profile of the drugs following approval; and
●	attracting, hiring and retaining qualified personnel.

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

We expect that our general and administrative expenses will decrease in the near term as a result of our cost saving initiatives and our strategic reprioritization announced in March 2026. However, we expect that our general and administrative expenses may increase in the future if and as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our portfolio of product candidates. We also expect to continue to incur increased expenses associated with being a public company including costs of accounting, audit, information systems, legal, intellectual property, regulatory and tax compliance services, director and officer insurance and investor and public relations.

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

Gain on Extinguishment of Research and Development Funding Liability

Gain on extinguishment of research and development funding liability is related to the gain recognized from the extinguishment of the research and development funding liability previously recognized under the BT1718 Cancer Research UK Agreement. In December 2024, we entered into an Expiry and Revenue Sharing Agreement, or the BT1718 Expiration Agreement, with CRTL and Cancer Research UK pursuant to which, among other things, the BT1718 Cancer Research UK Agreement, and all rights and obligations (other than certain surviving provisions as outlined in the agreement) under the BT1718 Cancer Research UK Agreement, expired and terminated. As such, we recognized a gain on extinguishment of the research and development funding liability of $4.5 million during the year ended December 31, 2024, which is recorded within other income, net, in the consolidated statements of operations and comprehensive loss.

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

After consideration of our history of cumulative net losses in the U.K., we have concluded that it is more likely than not that we will not realize the benefits of our U.K. deferred tax assets and accordingly we have provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. We intend to continue to maintain a full valuation allowance on our U.K. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The release of the valuation allowance would result in the recognition of certain deferred tax assets and an incremental benefit from income taxes in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Collaboration revenue	$72,586	$35,275	$26,976
Operating expenses:
Research and development	240,283	172,966	156,496
General and administrative	79,368	72,181	60,426
Total operating expenses	319,651	245,147	216,922
Loss from operations	(247,065)	(209,872)	(189,946)
Other income (expense):
Interest and other income	28,463	34,284	14,002
Interest expense	(206)	(1,730)	(3,263)
Loss on extinguishment of debt	—	(954)	—
Gain on extinguishment of research and development funding liability	—	4,476	—
Total other income, net	28,257	36,076	10,739
Net loss before income tax provision	(218,808)	(173,796)	(179,207)
Provision for (benefit from) income taxes	152	(4,765)	1,457
Net loss	$(218,960)	$(169,031)	$(180,664)

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$72,586	$35,275	$37,311
Operating expenses:
Research and development	240,283	172,966	67,317
General and administrative	79,368	72,181	7,187
Total operating expenses	319,651	245,147	74,504
Loss from operations	(247,065)	(209,872)	(37,193)
Other income (expense):
Interest and other income	28,463	34,284	(5,821)
Interest expense	(206)	(1,730)	1,524
Loss on extinguishment of debt	—	(954)	954
Gain on extinguishment of research and development funding liability	—	4,476	(4,476)
Total other income, net	28,257	36,076	(7,819)
Net loss before income tax provision	(218,808)	(173,796)	(45,012)
Provision for (benefit from) income taxes	152	(4,765)	4,917
Net loss	$(218,960)	$(169,031)	$(49,929)

Collaboration Revenue

Collaboration revenue increased by $37.3 million in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases of $38.8 million from our collaboration with Novartis primarily due to the recognition of all remaining revenue upon a notice of termination from Novartis in November 2025, effective in February 2026, as well as $5.5 million from our collaboration with Bayer primarily due to the recognition of revenue upon a notice of termination from Bayer of one of the target programs in November 2025, effective in January 2026. These increases were offset by a decrease in revenue of $6.9 million from our collaboration with Ionis due to the completion of the combined licenses and research and discovery performance obligation during the year ended December 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the years presented:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4)	$126,780	$82,705	$44,075
Nuzefatide pevedotin (EphA2)	8,487	9,119	(632)
Bicycle tumor-targeted immune cell agonists	1,991	7,840	(5,849)
Discovery, platform and other expense	43,221	30,293	12,928
Employee and contractor related expenses	69,701	58,687	11,014
Share-based compensation	18,024	19,424	(1,400)
Facility expenses	6,999	8,105	(1,106)
Research and development incentives and government grants	(34,920)	(43,207)	8,287
Total research and development expenses	$240,283	$172,966	$67,317

Research and development expenses increased by $67.3 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increases of: $44.1 million in clinical program expenses for zelenectide pevedotin primarily due to the Phase II/III Duravelo-2 registrational trial as well as the Phase I/II clinical trials assessing zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer, which commenced recruiting patients in the first and third quarters of 2025, respectively; $12.9 million in discovery, platform and other expense primarily due to continued development of our pipeline programs, including advancing our Bicycle radioligand molecule pipeline; $11.0 million in employee and contractor related expenses primarily attributable to higher headcount prior to our August 2025 workforce reduction as well as $2.2 million in incremental severance-related costs period over period; and $8.3 million resulting from a decrease in research and development incentives primarily due to the retroactive impact of U.K. R&D tax credit reimbursement rate changes that were enacted and effective in the first quarter of 2024, retroactively applied to April 1, 2023. These increases were offset by decreases of: $5.8 million in Bicycle TICA program development expenses due to the timing of clinical program activities; $1.4 million in share-based compensation expense primarily due to the impact of our workforce reduction in August 2025; and $1.1 million in facility expenses.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs incurred to support that program to date. Through December 31, 2025, we have incurred approximately $283.4 million and $57.2 million of direct external expenses for the development of zelenectide pevedotin and nuzefatide pevedotin, respectively, since their candidate nominations, and an aggregate of $51.3 million of direct external expenses for the development of the two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years presented:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Personnel-related costs	$28,358	$23,500	$4,858
Professional and consulting fees	20,646	20,258	388
Other general and administration costs	9,577	9,047	530
Share-based compensation	21,440	18,657	2,783
Effect of foreign exchange rates	(653)	719	(1,372)
Total general and administrative expenses	$79,368	$72,181	$7,187

General and administrative expenses increased by $7.2 million in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to increases of $4.9 million in personnel-related costs primarily associated with higher headcount prior to our August 2025 workforce reduction as well as $1.6 million in incremental severance-related costs period over period, and $2.8 million in share-based compensation primarily associated with equity grants issued since the prior year, offset by a favorable impact of $1.4 million due to the effect of foreign exchange rates.

Other Income, net

Other income, net decreased by $7.8 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, which was primarily due to a decrease in interest and other income of $5.8 million related to lower average interest rates period over period as well as higher cash and cash equivalents balances in the second half of 2024. In addition, during the year ended December 31, 2024, we recorded a gain on extinguishment of the research and development funding liability of $4.5 million recognized in the fourth quarter of 2024 as a result of the termination of our arrangement with Cancer Research UK for BT1718. These impacts were offset by a decrease in interest expense of $1.5 million due to the repayment and voluntary termination of the Loan Agreement in July 2024 and the loss on extinguishment of debt of $1.0 million recognized in the third quarter of 2024.

Provision For (Benefit From) Income Taxes

The provision for income taxes of $0.2 million for the year ended December 31, 2025, is primarily the result of the reversal of deferred tax assets for share-based payments resulting from our August 2025 workforce reduction. The benefit from income taxes of $4.8 million for the year ended December 31, 2024, is mainly the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including income tax benefits of approximately $3.5 million recognized during the third quarter of 2024 related to the completion of a U.S. research and development tax credit study.

Liquidity and Capital Resources

Liquidity

From our inception in 2009 through December 31, 2025, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of our equity securities, proceeds received from upfront payments, payments for research and development services and development milestone payments pursuant to our collaboration agreements, and borrowings pursuant to our Loan Agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash used in operating activities	$(249,675)	$(164,724)	$(60,628)
Net cash used in investing activities	(2,350)	(1,235)	(2,929)
Net cash (used in) provided by financing activities	(131)	519,750	250,027
Effect of exchange rate changes on cash	804	(694)	1,346
Net (decrease) increase in cash, cash equivalents and restricted cash	$(251,352)	$353,097	$187,816

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $249.7 million as compared to $164.7 million for the year ended December 31, 2024. The increase in cash used in operations of $85.0 million is primarily due to an increase in cash payments for clinical program activities, primarily related to the multiple clinical trials for zelenectide pevedotin, including for the Phase II/III registrational trial in patients with untreated and previously treated metastatic urothelial cancer and the initiation of the Phase I/II clinical trials in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer.

Investing Activities

During the years ended December 31, 2025 and 2024, we used $2.4 million and $1.2 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $0.1 million, primarily consisting of payments of finance lease obligations.

During the year ended December 31, 2024, net cash provided by financing activities was $519.8 million, primarily consisting of net proceeds of $544.1 million from the private placement completed in May 2024 and $7.5 million from the exercise of share options, offset by payments on debt of $31.9 million associated with the repayment and voluntary termination of the Loan Agreement.

At-the-Market Program

On June 5, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., collectively, the Sales Agents, with respect to an at-the-market, or ATM, program pursuant to which we may offer and sell through the Sales Agents, from time to time at our sole discretion, ADSs. Our prospectus supplement dated May 26, 2023, related to our ADSs issuable pursuant to the Sales Agreement is not currently effective. Accordingly, we will not make any sales of our securities pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or a new registration statement is filed. No ADSs were issued or sold pursuant to the Sales Agreement during the year ended December 31, 2025.

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

Capital Resources and Funding Requirements

Our material cash requirements include expenses associated with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and as we:

●	continue our development of our product candidates, including continuing current trials and conducting future clinical trials of nuzefatide pevedotin and BT1702;
●	seek to identify and develop additional product candidates, including expanding our pipeline of Bicycle radioligand molecules and next-generation BDC molecules;
●	develop the necessary processes, controls and manufacturing data to seek to obtain marketing approval for our product candidates and to support manufacturing of product to commercial scale;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, commercial and scientific personnel;
●	acquire or in-license other products and technologies;
●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and infrastructure to support our research and development; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts.

If we obtain marketing approval for any product candidate that we identify and develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of our collaboration partners.

In addition, the following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 11. “Commitments and contingencies” of our consolidated financial statements.

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 years to 5 years	5 years

	(in thousands)
Operating lease commitments(1)	$19,814	$3,463	$6,528	$7,308	$2,515
Finance lease commitments	1,028	274	548	206	—
Total	$20,842	$3,737	$7,076	$7,514	$2,515
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2031. We have two office and laboratory leases in Massachusetts, U.S. under operating leases that expire in March 2026 and December 2027.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of December 31, 2025. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones.

As of December 31, 2025, we had cash and cash equivalents of $628.1 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Annual Report.

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

Global trade disruption, volatility in the capital markets and continued uncertainty may contribute to a general global economic slowdown or recession. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. In addition, current or future tariffs or other trade barriers may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, in the future increased inflation rates and macroeconomic turmoil may adversely affect us by increasing our costs and the costs of our CMOs and other suppliers. In addition, our labor and research and development costs may increase due to supply chain constraints, consequences associated with geopolitical conflicts, war, worsening global macroeconomic conditions, including those resulting from changes in global trade policies, or other factors, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, including assessing whether options to additional goods or services provide a material right to the customer, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each performance obligation based on estimated relative standalone selling prices, and measuring progress towards the satisfaction of each performance obligation.

Many of our performance obligations, whether distinct or combined, do not have readily available standalone selling prices and therefore we are required to make judgments and estimates regarding the standalone selling prices utilizing key assumptions, which may include other comparable transactions, pricing considered in negotiating the transaction, probabilities of technical and regulatory success and estimated costs. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of an arrangement. In addition, we must determine whether a change in scope or price of a contract represents a contract modification and, if so, account for the effects of the modification when it is approved by both parties to the contract. We determine the accounting for a contract modification as (i) a separate contract if the modification adds distinct goods or services and the price of the contract increases by an amount that reflects the standalone selling price of those additional goods or services; (ii) a termination of the existing contract and creation of a new contract if the remaining goods or services are distinct from those transferred before the modification; (iii) a cumulative catch-up adjustment to the revenue recognized on the original contract if the remaining goods or services are not distinct from those transferred before the modification; or (iv) a combination of (ii) and (iii) if the remaining goods or services include both goods and services that are distinct from those transferred before the modification and goods and services that are not distinct.

Licenses of Intellectual Property: If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from the portion of the transaction price that is allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license to our intellectual property is distinct from the other promises in the arrangement, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own and whether the required expertise is readily available. In addition, we consider whether the collaboration partner can benefit from a license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, such as research and development services and a research license, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

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

Accrued External Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued external research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued external research and development expenses include costs associated with:

●	vendors in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies; and
●	CROs, investigative sites or other service providers in connection with clinical trials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs, research institutions and vendors that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and actual results could differ from our estimates. Our historical accrual estimates have not been materially different from actual costs, and as of December 31, 2025, there have not been any material adjustments to our prior estimates of accrued external research and development expenses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity

As of December 31, 2025, we had cash and cash equivalents of $628.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in short-term, highly liquid securities and that maintain a stable net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.7 million for the year ended December 31, 2025 and foreign exchange losses of $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

We are a non-accelerated filer and a smaller reporting company, and therefore our independent registered public accounting firm has not issued an attestation report on the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1	Non-Rule 10b5-1	Total Number of Ordinary Shares to be Sold	Expiration Date
Charles Swanton, Director(1)	Termination	December 22, 2025	X		3,500	July 14, 2028
(1)	On December 22, 2025, Charles Swanton, a member of our board of directors, terminated a pre-arranged share trading plan pursuant to Rule 10b5-1, which was adopted on October 14, 2024. The plan provided for the sale of Restricted Share Units that were expected to vest during the term of the 10b5-1 plan until July 14, 2028 or the earlier completion of all authorized transactions under the plan.
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

Identification of Audit Committee and Financial Experts

Information regarding our Audit Committee required by this item will be contained in our Proxy Statement under the caption “Board of Directors and Corporate Governance—Corporate Governance—Committees of our Board of Directors—Audit Committee,” and is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Information regarding procedures for recommending directors required by this item will be contained in our Proxy Statement under the caption “Board of Directors and Corporate Governance—Corporate Governance—Committees of our Board of Directors—Nominating and Corporate Governance Committee—Shareholder Recommendations and Nominees,” and is hereby incorporated by reference.

Code of Business Conduct and Ethics

Information regarding our Code of Business Conduct and Ethics required by this item will be contained in our Proxy Statement under the caption “Board of Directors and Corporate Governance—Corporate Governance—Code of Business Conduct and Ethics,” and is hereby incorporated by reference. The full text of our Code of Business Conduct and Ethics is available at the investors section of our website at www.bicycletherapeutics.com. If we make any amendments to our Code of Business Conduct and Ethics, or grant any waiver from a provision of our Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accounting fees and services required by this item will be contained in our Proxy Statement in the Proposal titled “Ratification of the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year Ending December 31, 2026” under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

4.6

Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

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

10.7+

Amendment No. 1 to the Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-38916), filed with the Securities and Exchange Commission on August 8, 2025).

10.8+

Form of Option Grant Notice and Agreement (for employees) for the 2020 Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.9+

Form of Option Grant Notice and Agreement (for non-employees) for the 2020 Plan (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.10+

Form of Restricted Share Unit Grant Notice and Agreement (for employees) for the 2020 Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.11+

Form of Amended and Restated Restricted Share Unit Grant Notice and Agreement (for employees) for the 2020 Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

Number	Description

10.12+

Form of Restricted Share Unit Grant Notice and Agreement (regular settlement for directors) for the 2020 Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.13+

Form of Amended and Restated Restricted Share Unit Grant Notice and Agreement (regular settlement for directors) for the 2020 Plan (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.14+

Form of Restricted Share Unit Grant Notice and Agreement (deferred settlement for directors) for the 2020 Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.15+

Form of Amended and Restated Restricted Share Unit Grant Notice and Agreement (deferred settlement for directors) for the 2020 Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on February 25, 2025).

10.16+

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

10.19+

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-231076), filed with the Securities and Exchange Commission on May 13, 2019).

10.20+

Service Agreement, dated September 26, 2019, by and between BicycleTx Ltd. and Kevin Lee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on September 30, 2019).

10.21+

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

Number	Description

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

10.28+

Service Agreement, dated January 5, 2022, by and between BicycleTx Ltd. and Alistair Milnes (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-38916), filed with the Securities and Exchange Commission on March 1, 2022).

10.29+

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

10.31+

Form of Deed of Indemnity between the registrant and each of its executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on November 12, 2019).

10.32+	Non-Employee Director Compensation Policy, as amended as of December 11, 2025.

10.33

Registration Rights Agreement, dated as of April 18, 2024, by and among Bicycle Therapeutics plc and 667 L.P. and Baker Brothers Life Sciences L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38916) filed with the Securities and Exchange Commission on April 18, 2024).

10.34

Securities Purchase Agreement, dated as of May 23, 2024, by and among Bicycle Therapeutics plc and purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38916), filed with the Securities and Exchange Commission on May 23, 2024).

19.1	Amended and Restated Insider Trading Policy, as amended October 1, 2025.

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

Index to Consolidated Financial Statements of
Bicycle Therapeutics plc

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bicycle Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bicycle Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

External research and development expenses

As described in Note 2 and 5 to the consolidated financial statements, research and development expenses were $240.3 million for the year ended December 31, 2025, of which a significant portion related to external research and development expense. Accrued external research and development expenses were $20.5 million as of December 31, 2025. The Company has entered into various research and development and manufacturing contracts, including contracts with respect to preclinical studies and clinical trials. Research and development costs are expensed as incurred. Significant judgments and estimates are made by management in estimating external research and development expenses incurred and associated accrued balance at the end of the reporting period.

For estimating accrued external research and development expenses, management analyzes the progress of the research and development and manufacturing activities, including the level of service performed and associated cost incurred, invoices received and contracted costs.

The principal considerations for our determination that performing procedures relating to external research and development expenses is a critical audit matter are (i) the significant judgment by management in developing the estimate of the accrued external research and development expenses; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the level of service performed.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading significant research and development and manufacturing contracts; (ii) testing the external research and development expenses incurred, on a sample basis, by tracing information to the underlying contracts, purchase orders, invoices and information received from the research institutions or vendors, as applicable; (iii) testing management’s process for estimating the accrued external research and development expenses; (iv) testing the completeness and accuracy of underlying data used by management; and (v) evaluating the reasonableness of the significant assumption used by management in estimating of the level of service performed on a sample of contracts. Evaluating management’s assumption related to the level of service performed involved obtaining and examining a sample of third party contracts to evaluate the completeness and consistency of the costs and milestones in the contract with those used in developing the estimate, testing the associated cost incurred based on underlying contracts and other information received from research organizations and re-calculating the level of service performed for a study or research and development activity.

Accounting for termination of Novartis Collaboration Agreement

As described in Note 9 to the consolidated financial statements, in November 2025, Novartis Pharma AG (“Novartis”) provided the Company with a notice of termination of the Novartis Collaboration Agreement in its entirety, effective in February 2026. Management exercised significant judgment in concluding that the notice of termination should be accounted for as a contract modification in the fourth quarter of 2025 as it reduces the scope of the arrangement. Management concluded that the notice of termination substantively removes all remaining performance obligations, including remaining material rights, as of the date of the notice as Novartis will not benefit from any remaining activities performed during the notice period and the likelihood of exercising any remaining options is remote. As a result, the Company recognized the remaining unrecognized transaction price of $41.9 million as revenue on the date of the notice of termination.

The principal considerations for our determination that performing procedures relating to accounting for the termination of Novartis Collaboration Agreement is a critical audit matter are (i) the significant judgment  by management in determining the timing of accounting for the termination of collaboration agreement, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to accounting for the termination of Novartis Collaboration Agreement.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the Novartis Collaboration Agreement and the notice of termination; (ii) evaluating management’s assessment of the accounting for the termination of the Novartis Collaboration Agreement; (iii) evaluating the reasonableness of significant judgment used by management related to the determination that Novartis will not benefit from any remaining activities performed during the notice period and the likelihood of exercising any remaining options is remote by evaluating its consistency with the contractual terms and considering the progress of the research as of the date of termination; and (iv) evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cambridge, United Kingdom

March 17, 2026

We have served as the Company’s auditor since 2010.

Bicycle Therapeutics plc

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$628,110	$879,520
Prepaid expenses and other current assets	19,181	13,432
Research and development incentives receivable	35,594	35,653
Total current assets	682,885	928,605
Property and equipment, net	6,021	9,516
Operating lease right-of-use assets	15,886	7,673
Other assets	12,805	11,074
Total assets	$717,597	$956,868
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,669	$15,793
Accrued expenses and other current liabilities	44,354	41,246
Deferred revenue, current portion	2,961	10,191
Total current liabilities	56,984	67,230
Operating lease liabilities, net of current portion	14,096	3,990
Deferred revenue, net of current portion	35,508	91,467
Other long‑term liabilities	1,032	1,121
Total liabilities	107,620	163,808
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 159,685,229 and 155,876,645 shares authorized at December 31, 2025 and December 31, 2024, respectively; 69,367,896 and 69,061,418 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	894	890
Additional paid-in capital	1,512,339	1,472,842
Accumulated other comprehensive (loss) income	(3,505)	119
Accumulated deficit	(899,751)	(680,791)
Total shareholders’ equity	609,977	793,060
Total liabilities and shareholders’ equity	$717,597	$956,868

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024	2023
Collaboration revenue	$72,586	$35,275	$26,976
Operating expenses:
Research and development	240,283	172,966	156,496
General and administrative	79,368	72,181	60,426
Total operating expenses	319,651	245,147	216,922
Loss from operations	(247,065)	(209,872)	(189,946)
Other income (expense):
Interest and other income	28,463	34,284	14,002
Interest expense	(206)	(1,730)	(3,263)
Loss on extinguishment of debt	—	(954)	—
Gain on extinguishment of research and development funding liability	—	4,476	—
Total other income, net	28,257	36,076	10,739
Net loss before income tax provision	(218,808)	(173,796)	(179,207)
Provision for (benefit from) income taxes	152	(4,765)	1,457
Net loss	$(218,960)	$(169,031)	$(180,664)
Net loss per share, basic and diluted	$(3.16)	$(2.90)	$(5.08)
Weighted average ordinary shares outstanding, basic and diluted	69,279,838	58,207,593	35,592,362

Comprehensive loss:
Net loss	$(218,960)	$(169,031)	$(180,664)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,624)	1,423	(1,691)
Total comprehensive loss	$(222,584)	$(167,608)	$(182,355)

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	29,873,893	$387	$601,105	$387	$(331,096)	$270,783
Issuance of ADSs upon exercise of share options	54,023	—	681	—	—	681
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $16.0 million	12,384,706	162	249,183	—	—	249,345
Issuance of ADSs upon settlement of restricted share units	119,144	1	—	—	—	1
Share-based compensation expense	—	—	32,477	—	—	32,477
Foreign currency translation adjustment	—	—	—	(1,691)	—	(1,691)
Net loss	—	—	—	—	(180,664)	(180,664)
Balance at December 31, 2023	42,431,766	550	883,446	(1,304)	(511,760)	370,932
Issuance of ADSs upon exercise of share options	554,596	8	7,519	—	—	7,527
Issuance of ADSs and non-voting ordinary shares, net of commissions and offering expenses of $11.4 million	25,933,706	331	543,796	—	—	544,127
Issuance of ADSs upon settlement of restricted share units	141,350	1	—	—	—	1
Share-based compensation expense	—	—	38,081	—	—	38,081
Foreign currency translation adjustment	—	—	—	1,423	—	1,423
Net loss	—	—	—	—	(169,031)	(169,031)
Balance at December 31, 2024	69,061,418	890	1,472,842	119	(680,791)	793,060
Issuance of ADSs upon exercise of share options	10,116	—	33	—	—	33
Issuance of ADSs upon settlement of restricted share units	296,362	4	—	—	—	4
Share-based compensation expense	—	—	39,464	—	—	39,464
Foreign currency translation adjustment	—	—	—	(3,624)	—	(3,624)
Net loss	—	—	—	—	(218,960)	(218,960)
Balance at December 31, 2025	69,367,896	$894	$1,512,339	$(3,505)	$(899,751)	$609,977

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(218,960)	$(169,031)	$(180,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	39,464	38,081	32,477
Depreciation and amortization	6,422	7,174	6,546
Non-cash interest	—	211	383
Loss on extinguishment of debt	—	954	—
Gain on extinguishment of research and development funding liability	—	(4,476)	—
Deferred income tax (benefit) provision	(850)	(5,226)	3,306
Other non-cash charges	—	1,036	661
Changes in operating assets and liabilities:
Accounts receivable	—	—	2,482
Research and development incentives receivable	2,892	(11,947)	(3,684)
Prepaid expenses and other assets	(5,816)	(2,044)	(2,072)
Operating lease right‑of‑use assets	4,597	4,402	4,186
Accounts payable	(6,871)	3,095	8,002
Accrued expenses and other current liabilities	4,093	9,698	2,398
Operating lease liabilities	(5,456)	(4,888)	(4,109)
Deferred revenue	(69,190)	(31,952)	68,951
Other long-term liabilities	—	189	509
Net cash used in operating activities	(249,675)	(164,724)	(60,628)
Cash used in investing activities:
Purchases of property and equipment	(2,350)	(1,235)	(2,929)
Net cash used in investing activities	(2,350)	(1,235)	(2,929)
Cash flows from financing activities:
Repayment of debt	—	(31,863)	—
Proceeds from the issuance of ADSs and non-voting ordinary shares, net of issuance costs	—	544,127	249,345
Proceeds from the exercise of share options and settlement of restricted share units	37	7,528	682
Principal payments on finance lease obligations	(168)	(42)	—
Net cash (used in) provided by financing activities	(131)	519,750	250,027
Effect of exchange rate changes on cash, cash equivalents and restricted cash	804	(694)	1,346
Net (decrease) increase in cash, cash equivalents and restricted cash	(251,352)	353,097	187,816
Cash, cash equivalents and restricted cash at beginning of period	880,067	526,970	339,154
Cash, cash equivalents and restricted cash at end of period	$628,715	$880,067	$526,970
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$628,110	$879,520	$526,423
Restricted cash included in prepaid expenses and other current assets	547	—	—
Restricted cash included in other assets	58	547	547
Total cash, cash equivalents and restricted cash	$628,715	$880,067	$526,970
Supplemental disclosure of cash flow information
Cash paid for interest on debt	$—	$1,373	$2,753
Cash paid for interest on finance lease obligations	$78	$23	$—
Cash (received from) paid for income taxes	$(717)	$792	$562
Cash paid for amounts included in the measurement of operating lease liabilities	$5,957	$5,785	$5,595
Changes in purchases of property and equipment in accounts payable and accrued expenses	$—	$(4)	$(1,744)
Non-cash impact to operating lease right-of-use assets and operating lease liabilities	$12,383	$—	$3,898
Property and equipment obtained under finance leases	$—	$1,102	$—

The accompanying notes are an integral part of the consolidated financial statements

Bicycle Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the business and basis of presentation

Bicycle Therapeutics plc (collectively with its subsidiaries, the “Company”) is a clinical-stage pharmaceutical company developing a novel class of medicines, which the Company refers to as Bicycle® molecules, for diseases that are underserved by existing therapeutics. Bicycle molecules are a unique therapeutic modality combining the pharmacology usually associated with a biologic with the manufacturing and pharmacokinetic properties of a small molecule. The Company’s internal programs are focused on oncology indications with high unmet medical need.

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

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of $628.1 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. The Company has funded its operations with proceeds from the sale of its equity securities, as well as proceeds received from its collaboration arrangements (Note 9) and proceeds from a loan agreement with Hercules Capital, Inc. (“Hercules”) (Note 6). The Company has incurred recurring losses since inception, including net losses of $219.0 million, $169.0 million, and $180.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the Company had an accumulated deficit of $899.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these annual consolidated financial statements.

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

On June 5, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Sales Agents”) with respect to an at-the-market (“ATM”) program pursuant to which the Company may offer and sell through the Sales Agents, from time to time at the Company’s sole discretion,

ADSs, each ADS representing one ordinary share. No ADSs were issued or sold pursuant to the Sales Agreement during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company issued and sold 1,561,176 ADSs, representing the same number of ordinary shares for gross proceeds of $35.3 million, resulting in net proceeds of $34.2 million after deducting sales commissions and offering expenses of $1.1 million.

The Company expects its expenses to increase substantially in connection with ongoing activities, particularly if, and as, the Company advances its clinical trials for its product candidates in development and preclinical activities. Accordingly, the Company will need to obtain additional funding in connection with continuing operations. If the Company is unable to raise funding when needed, or on attractive terms, it could be forced to delay, reduce or eliminate its research or drug development programs or any future commercialization efforts. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by domestic and global monetary and fiscal policy, changes to global trade policies, geopolitical conflicts and war, inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

Foreign currency and currency translation

The reporting currency of the Company is the U.S. Dollar (“USD”). The functional currency of Bicycle Therapeutics plc is the USD. The functional currency of Bicycle Therapeutics plc’s wholly owned non-U.S. subsidiaries, BicycleTx Limited and BicycleRD Limited, is the British Pound Sterling, and the functional currency of its U.S. subsidiary, Bicycle Therapeutics Inc., is the USD. The functional currency of the Company’s subsidiaries is the same as the local currency. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expense in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange gain of $0.7 million for the year ended December 31, 2025, and foreign exchange losses of $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

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

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits its cash in financial institutions in amounts that may exceed federally insured limits and has not experienced any losses on such accounts. The Company diversifies its cash and cash equivalents in multiple financial institutions and in money market funds and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships and investments in money market funds.

As of December 31, 2025 and 2024, the Company had no accounts receivable. For the years ended December 31, 2025, 2024, and 2023, the Company’s revenue has been generated from collaboration agreements with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”), Genentech, Inc. (“Genentech”) and AstraZeneca AB (“AstraZeneca”) (Note 9).

The Company relies, and expects to continue to rely, on multiple vendors to manufacture clinical trial materials and raw materials for its development programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash equivalents of $364.2 million and $664.9 million at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within prepaid expenses and other current assets, and other assets, respectively, in the Company’s consolidated balance sheet.

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

Leases

Leases are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”). The Company determines if an arrangement is or contains a lease at inception. Assets and liabilities related to operating leases are included in operating lease right of use (“ROU”) assets, accrued expenses and other current liabilities, and operating lease liabilities, net of current portion, in the Company’s consolidated balance sheets. Assets and liabilities related to finance leases are included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheet.

ROU assets represent the Company’s right to use and control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The ROU asset also includes lease payments made before the lease commencement date and excludes any lease incentives. The Company identifies and assesses the following significant assumptions in recognizing the ROU assets and corresponding lease liabilities:

●	Expected lease term – The expected lease term includes both contractual lease periods and, when applicable, periods covered by an option to extend the lease when it is reasonably certain that the Company will exercise the extension option, or cancelable option periods when it is reasonably certain that the Company would not exercise such cancelation option.
●	Incremental borrowing rate – As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimates the incremental borrowing rate by comparing interest rates available in the market for similar borrowings and third-party quotations.
●	Lease and non-lease components – The Company’s operating leases for its facilities and finance leases for property and equipment may have both lease components and non-lease components for which the Company has elected to apply the practical expedient to account for each lease component and related non-lease component as one single component. The lease component results in a ROU asset being recorded on the consolidated balance sheets.

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

Revenue recognition

The Company’s revenues are generated primarily through collaborative arrangements and license agreements with pharmaceutical companies. The terms of these arrangements may include (i) performing research and development services using the Company’s bicyclic peptide screening platform with the goal of identifying and/or optimizing compounds for further development and commercialization, (ii) the transfer of intellectual property rights (licenses), or (iii) options to obtain additional research and development services or licenses for additional intellectual property, upon the payment of option fees.

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

A change in the scope or price (or both) of a contract is a contract modification if it is approved by the parties and creates new, or changes existing, enforceable rights and obligations of the parties to the contract. The Company accounts for a contract modification as (i) a separate contract if the modification adds distinct goods or services and the price of the contract increases by an amount that reflects the standalone selling price of those additional goods or services; (ii) a termination of the existing contract and creation of a new contract if the remaining goods or services are distinct from those transferred before the modification; (iii) a cumulative catch-up adjustment to the revenue recognized on the original contract if the remaining goods or services are not distinct from those transferred before the modification; or (iv) a combination of (ii) and (iii) if the remaining goods or services include both goods and services that are distinct from those transferred before the modification and goods and services that are not distinct.

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

Accrued external research and development expenses

The Company has entered into various research and development and manufacturing contracts, including contracts with respect to preclinical studies and clinical trials, with companies both inside and outside of the United States. These agreements are generally cancelable with 90 days or less notice, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing costs. When estimating accrued liabilities, the Company analyzes progress of the research and development and manufacturing activities, including the level of service performed and the associated cost incurred, invoices received and contracted costs. Significant judgments and estimates are made by management in estimating external research and development expenses incurred and associated accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. For 2023 and 2024, the Company benefitted from the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program, under which the Company was able to surrender trading losses that arose from qualifying research and development expenses incurred by the Company’s subsidiaries in the U.K. for a cash rebate. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the SME R&D Tax Relief program with a merged research and development expenditure credit scheme (“RDEC”) and an enhanced research and development intensive support scheme (“ERIS”). The Finance Act 2024 also introduced certain restrictions, effective for accounting periods beginning on or after April 1, 2024, on the tax relief that can be claimed for expenditures incurred on subcontracted R&D activities or externally provided workers, where such subcontracted activities are not carried out in the U.K. or such workers are not subject to UK payroll taxes. The Finance Act 2024 increased the cash rebate that may be claimed from 18.6% to 26.97% of qualifying expenditure, retroactively applied to qualifying expenditures incurred after April 1, 2023, if the Company qualifies as “R&D intensive” for an accounting period (broadly, a loss-making SME whose relevant R&D expenditure represents, for accounting periods beginning on or after April 1, 2023, 40%, or, for accounting periods beginning on or after April 1, 2024, 30% of its total expenditure for that accounting period). For periods prior to April 1, 2023 the cash rebate was up to 33.35% of qualifying expenditures. The Company qualified as R&D intensive for the years ended December 31, 2025, 2024 and 2023.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represent an amount due in connection with the above program. The Company recorded a reduction to research and development expense of $34.9 million, $43.1 million and $23.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the Company had research and development incentives receivable of $35.6 million and $35.7 million, respectively.

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

The fair value of each restricted share unit award is based on the fair value of the Company’s shares, less any applicable purchase price. The fair value of each share option is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of shares, the expected share price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

During 2025, the Company began to estimate its volatility based on the historical volatility of the price of its ordinary shares. Prior to 2025, the Company estimated its volatility by using a blend of its share price history for the length of time it had market data for its shares and the historical volatility of similar public companies for the expected term of each grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to the lack of historical exercise data and the plain nature of its share-based awards. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on ordinary shares.

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

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for (benefit from) income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU No. 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 on a prospective basis and the required disclosures have been included in Note 10.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU No. 2024-03”), which requires more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the consolidated statements of operations and comprehensive loss, including employee compensation, depreciation and amortization. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU No. 2024-03 on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU No. 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under ASC Subtopic 350-40, Internal-Use Software. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or through a modified prospective transition method. The Company is currently evaluating the potential impact of the adoption of ASU No. 2025-06 on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU No. 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. ASU No. 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-10 on its consolidated financial statements and related disclosures.

3. Fair value of financial assets and liabilities

At December 31, 2025 and 2024, the Company had cash equivalents of $364.2 million and $664.9 million, respectively, consisting of money market funds, which are considered Level 1 assets. As of December 31, 2025 and 2024, there were no other assets or liabilities measured at fair value on a recurring basis.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Laboratory equipment	$17,564	$14,658
Leasehold improvements	12,031	10,903
Finance lease right-of-use assets	1,106	1,033
Computer equipment and software	634	581
Furniture and office equipment	864	1,290
	32,199	28,465
Less: Accumulated depreciation and amortization	(26,178)	(18,949)
	$6,021	$9,516

Depreciation and amortization expense was $6.4 million, $7.2 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 included amortization expense of $0.2 million, $0.1 million and zero, respectively, related to property and equipment obtained under finance leases.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$17,000	$16,272
Accrued external research and development expenses	20,493	14,978
Accrued professional fees	3,969	4,196
Current portion of operating lease liabilities	2,551	5,328
Current portion of finance lease liabilities	205	175
Other	136	297
	$44,354	$41,246

In August 2025, the Company announced cost reduction initiatives to reduce planned operating costs, primarily through a workforce reduction. As of December 31, 2025, the workforce reduction is substantially completed and the Company recognized aggregate charges for severance and other employee termination benefits of $5.3 million during the year ended December 31, 2025, of which $4.2 million were included in research and development expenses and $1.1 million were included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Of the charges recognized during the year ended December 31, 2025, $5.0 million represented cash expenditure for severance and other employee termination benefits paid during the period, and the remaining $0.3 million in unpaid benefits are included in accrued employee compensation and benefits within accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of December 31, 2025.

In August 2024, the Company consolidated all discovery research activities to the Company’s headquarters in Cambridge, U.K. As a result, during the year ended December 31, 2024, the Company recognized charges of $2.0 million in severance and other one-time termination benefits, which are included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss, of which $1.6 million were paid during the year ended December 31, 2024, and the Company had a remaining liability of $0.4 million related to unpaid severance and other one-time termination benefits included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of December 31, 2024, all of which was paid during the year ended December 31, 2025.

6. Debt

On September 30, 2020, Bicycle Therapeutics plc and its subsidiaries (the “Borrowers”) entered into a loan and security agreement (the “Loan Agreement”) with Hercules, as amended from time to time, which provided for aggregate maximum borrowings of up to $75.0 million, of which the Company had drawn down an aggregate of $30.0 million in 2021 and 2020. Payments on borrowings under the Loan Agreement were interest-only until April 1, 2025 and interest was paid at an annual rate of the Wall Street Journal prime rate plus 4.55%, with a minimum annual rate of at least 8.05%, capped at a rate no greater than 9.05%, and the Loan Agreement included a 5.0% end-of-term charge payable upon maturity or repayment. The scheduled maturity date was July 1, 2025. On July 9, 2024, the Company repaid all amounts outstanding, including the outstanding borrowings of $30.0 million, accrued and unpaid interest of $0.1 million, an end-of-term charge of $1.5 million and a prepayment charge of $0.3 million, for a total aggregate payment of $31.9 million, and terminated the Loan Agreement. The Company recognized a loss on extinguishment of debt of $1.0 million during the year ended December 31, 2024 in connection with the repayment and termination of the Loan Agreement. Interest expense associated with the Loan Agreement for the years ended December 31, 2025, 2024 and 2023 was zero, $1.6 million and $3.1 million, respectively. Upon termination of the Loan Agreement, all security interests granted to the secured parties thereunder were terminated and released.

7. Ordinary shares

The Company’s ordinary shares are divided into two classes: (i) ordinary shares and (ii) non-voting ordinary shares. Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. Holders of American Depositary Shares (“ADSs”) are not treated as holders of the Company’s ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of the Company’s ordinary shares, other than the rights that they have pursuant to the deposit agreement with the depositary.

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

As of December 31, 2025 and 2024, the Company had not declared any dividends.

As of December 31, 2025 and 2024, the Company’s authorized capital share consisted of 159,685,229 and 155,876,645 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”), and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”), and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of December 31, 2025, there were 49,929,952 ordinary shares issued and outstanding and 19,437,944 non-voting ordinary shares issued and outstanding.

8. Share-based compensation

Employee incentive pool

2024 Inducement Plan

In July 2024, the Company’s board of directors approved the 2024 Inducement Plan. The 2024 Inducement Plan allows for the granting of nonqualified share options, RSUs, and other equity awards under the plan to persons not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to such persons entering into employment with the Company. Share options granted under the 2024 Inducement Plan have a 10-year contractual life and generally vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments. In the event of a Change in Control of the Company, as defined in the 2024 Inducement Plan, any outstanding awards under the 2024 Inducement Plan will vest in full immediately prior to such change of control.

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of December 31, 2025, there were 925,581 shares available for future issuance under the 2024 Inducement Plan.

As of December 31, 2025, there were options to purchase 574,419 shares outstanding under the 2024 Inducement Plan.

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

The ordinary shares reserved for future issuance under the 2020 Plan includes shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s IPO, in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Prior to June 2025, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan automatically increased on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s voting ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors (the “Evergreen Increase”). In June 2025, the Company’s shareholders approved Amendment No. 1 to the 2020 Plan which (i) amended the calculation of the Evergreen Increase to capture the Company’s total issued share capital in order to treat non-voting ordinary shares the same as voting ordinary shares, and (ii) increased the number of ordinary shares reserved for future issuance by 1,300,000. As of December 31, 2025, there were 2,178,641 shares available for issuance under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan was increased by 3,468,394 shares effective January 1, 2026.

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

As of December 31, 2025, there were options to purchase 7,024,208 shares and RSUs for 1,644,421 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of December 31, 2025, there were 1,699,408 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan (“ESPP”)

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. As of December 31, 2025, the total number of shares available for issuance under the ESPP was 2,007,671 shares. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2026. As of December 31, 2025, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Research and development expenses	$18,024	$19,424	$15,581
General and administrative expenses	21,440	18,657	16,896
	$39,464	$38,081	$32,477

Share options

The following table summarizes the Company’s option activity since December 31, 2024:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,748,726	$22.41	6.81	$9,559
Granted	1,916,838	12.38	—	—
Exercised	(10,116)	3.39	—	—
Forfeited	(852,342)	23.21	—	—
Outstanding as of December 31, 2025	9,803,106	$20.40	6.22	$2,680
Vested and expected to vest as of December 31, 2025	9,803,106	$20.40	6.22	$2,680
Options exercisable as of December 31, 2025	6,640,966	$22.17	5.11	$2,670

The weighted average grant-date fair value of share options granted during the years ended December 31, 2025, 2024 and 2023 was $8.47 per share, $13.52 per share and $19.36 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.1 million, $5.1 million and $0.5 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded share-based compensation expense for share options granted of $28.2 million, $30.2 million and $27.0 million, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Year Ended
	December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	4.0%	4.0%
Expected volatility	74.0%	77.0%	82.9%
Expected dividend yield	—	—	—
Expected term (in years)	6.1	6.1	6.1

As of December 31, 2025, total unrecognized compensation expense related to the share options was $29.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2024	674,262	$22.96
Granted	1,452,927	13.74
Vested and settled	(296,362)	25.03
Vested and deferred(1)	(55,293)	15.17
Forfeited	(228,406)	14.77
Unvested outstanding at December 31, 2025	1,547,128	15.40
Vested but subject to deferred settlement at December 31, 2024(1)	42,000	18.07
Vested and deferred(1)	55,293	15.17
Vested but subject to deferred settlement at December 31, 2025(1)	97,293	16.42
Outstanding at December 31, 2025	1,644,421	$15.46
(1)	The Company granted certain RSUs to the Company’s non-employee directors which provided for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death or (iv) the date of a change in control event.

The fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $3.7 million, $3.8 million and $3.0 million, respectively.

Total share-based compensation expense for RSUs granted for the years ended December 31, 2025, 2024 and 2023 was $11.3 million, $7.9 million and $5.5 million, respectively. As of December 31, 2025, the total unrecognized compensation expense related to RSUs was $16.8 million, which is expected to be recognized over a weighted-average period of 2.6 years.

9. Significant agreements

The following table summarizes the revenue recognized from the Company’s collaboration arrangements in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Collaboration revenue
Bayer	$8,920	$3,393	$1,160
Novartis	46,985	8,161	1,909
Ionis	2,000	8,881	10,734
Genentech	14,681	14,840	11,969
AstraZeneca	—	—	1,204
Total collaboration revenue	$72,586	$35,275	$26,976

Bayer Collaboration Agreement

On May 4, 2023, the Company and Bayer entered into a collaboration and license agreement (the “Bayer Collaboration Agreement”), pursuant to which the parties will perform research and discovery activities under a mutually agreed upon research plan during a research term up to a specified number of years per target program to generate radiopharmaceutical compounds incorporating optimized Bicycle constructs directed to two specified targets. Bayer also has a one-time right to expand the collaboration to include a third target program, and with respect to each of the up to three target programs, Bayer has an option, exercisable within a specified period of time following the effective date of the Bayer Collaboration Agreement, to generate, develop and commercialize non-radiopharmaceutical compounds directed to the applicable target, either itself or in collaboration with the Company. Bayer also has certain limited target substitution rights, in certain cases subject to specified additional payments.

For each collaboration program, Bayer may elect, at its sole discretion, to progress compounds arising from research activities into further preclinical development of potential products directed to the target of such collaboration program. On a target-by-target basis, if Bayer elects to progress development candidates directed to such target into further clinical development, Bayer will be responsible for all future development, manufacturing, and commercialization activities and be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products directed to the applicable target.

Bayer paid an upfront payment to the Company of $45.0 million in July 2023. All other payments under the Bayer Collaboration Agreement will be made in British Pound Sterling. If Bayer elects to expand the collaboration to include an additional target program, it will be required to make a one-time payment to the Company in the high single-digit millions. In addition, on a target-by-target basis, if Bayer elects to exercise its option to expand its rights with respect to such target to develop and commercialize non-radiopharmaceutical compounds directed to such target, Bayer will be required to pay to the Company either a one-time option fee payment or quarterly payments of specified installment amounts for a specified maximum time period during which the Company is performing research activities, with the aggregate amounts receivable by the Company ranging from the high single-digit millions in the case of the one-time option fee payment, to the low single-digit millions in the case of the quarterly installments, in each case where the Company is performing specified research activities following the exercise of the option. Additionally, for each collaboration program, Bayer will reimburse the Company for certain expenses incurred in connection with specified research and discovery activities performed by a contract research organization (“CRO”).

On a target-by-target basis for the up to three targets, if Bayer elects to progress one or more candidate compounds into further development, Bayer will be required to pay a candidate selection fee for the first such compound progressed by Bayer directed to such target that incorporates a radionuclide, and for the first such compound directed to such target that does not incorporate a radionuclide (and for which Bayer has not paid the one-time option fee payment for non-radiopharmaceutical compounds), ranging from high single-digit millions to the mid single-digit millions. On a target-by-target basis, if Bayer successfully conducts clinical development and achieves regulatory approval for compounds arising from the collaboration directed to such target in two indications, Bayer will be required to pay to the Company development and regulatory/first commercial sale milestones of up to £178.3 million for the first product directed to the applicable target to achieve such milestones, or £534.9 million across all three potential target programs. In addition, if Bayer successfully commercializes products arising from the collaboration, Bayer will be required to pay to the Company, on a product-by-product basis, tiered royalties on net sales of products by Bayer, its affiliates or sublicensees at percentages ranging from the mid-single digits to the very low double digits, subject to standard reductions and offsets in certain circumstances, and a royalty floor. If Bayer commercializes diagnostic products directed to a target, royalties will be payable on such diagnostic products at a specified reduced percentage of the rates for therapeutic products. Royalties will be payable under the Bayer Collaboration Agreement on a product-by-product and country-by-country basis, commencing on the first commercial sale of each product, until the latest of (a) the expiration of the last valid claim of certain patents licensed by the Company to Bayer, (b) a specified number of years following first commercial sale of such product, and (c) expiration of all data and regulatory exclusivity for such product in the applicable country. On a target-by-target basis, Bayer will also owe the Company tiered sales milestones based on the achievement of specified levels of net sales of therapeutic products directed to such target totaling up to £194.5 million in the aggregate per target, or £583.5 million across all three potential target programs, and on diagnostic products directed to such target at a low double digit percentage of the therapeutic product milestones.

The closing of the Bayer Collaboration Agreement was subject to the clearance of the transaction under the U.K. National Security and Investment Act 2021, which occurred on June 22, 2023.

The Company identified the following performance obligations at inception of the arrangement: (i) two combined performance obligations each comprised of a license and related research and development services during the research term associated with radiopharmaceutical compounds for each of the initial targets; (ii) a material right associated with certain limited substitution rights with respect to either of the initial targets; (iii) two material rights associated with the option to progress radiopharmaceutical candidates directed to each of the initial targets into further development; (iv) two material rights associated with the options to generate, develop, and commercialize non-radiopharmaceutical compounds for each of the initial targets, for which each option includes an underlying option for research and development services and an option to progress non-radiopharmaceutical candidates directed to the first and second targets into further development; and (v) a material right related to the option to expand the collaboration to include a third target, which upon exercise includes research and development services during the research term associated with radiopharmaceutical compounds directed to the third target, as well as underlying options for certain limited substitution rights; an option to progress a radiopharmaceutical candidate directed to the third target into further development; and an option to generate, develop, and commercialize non-radiopharmaceutical compounds directed to the third target, inclusive of an underlying option for research and development services and an option to progress a non-radiopharmaceutical candidate into further development.

The Company concluded that the licenses granted at contract inception are not distinct from the research and development services as Bayer cannot obtain the benefit of the licenses without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as they relate to constrained peptide technology that is not available in the marketplace. As a result, for each target, the license has been combined with the research and development services into a single performance obligation. In assessing whether the various options under the arrangement represent material rights, the Company considered the additional consideration the Company would be entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above, the Company concluded that each of the options provided Bayer with a discount that it otherwise would not have received. The Company exercised judgment in concluding that certain development and commercialization rights associated with progressing product candidates into further development and commercialization represent options that are material rights, as Bayer cannot benefit from the development and commercialization rights until Bayer, in its sole discretion, elects to progress candidates into further development and pays the associated candidate selection fees.

The transaction price was initially determined to be $47.5 million, consisting of the $45.0 million upfront fee and an estimated $2.5 million for the reimbursement of certain external CRO costs. Additional payments to the Company upon Bayer’s exercise of options are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the exercise of an option. The estimated $2.5 million in variable consideration was first allocated entirely to the first and second target combined performance obligations and the remaining transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the combined performance obligations for the initial targets were based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin. The estimated standalone selling prices for the material rights were determined based on the fees that Bayer would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Bayer would exercise the options, inclusive of the probability of technical success.

The Company recognizes revenue related to amounts allocated to the initial target combined performance obligations as the underlying services are performed using a proportional performance model over the period of service using input-based measurements of full-time equivalent efforts and external costs incurred to date as a percentage of total estimated full-time equivalent efforts and external costs, which best reflects the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights are recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option.

In November 2025, Bayer provided the Company with a notice of termination of one of the initial target programs, effective in January 2026. The Company accounted for the notice of termination as a contract modification in the fourth quarter of 2025 as the notice of termination reduced the scope of the arrangement. As a result, the Company allocated the remaining unrecognized transaction price as of the modification date to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress as of the modification date, resulting in the recognition of revenue of $5.5 million. The following table summarizes the allocation of the remaining unrecognized transaction price to the remaining unsatisfied and partially satisfied performance obligations as of the modification date (in thousands):

Performance Obligations	Allocation
Combined performance obligation related to the licenses and research and development services associated with radiopharmaceutical compounds directed to the remaining initial target	$10,125
Material right associated with limited substitution rights for the remaining initial target	2,206
Material right associated with the option to progress radiopharmaceutical candidates directed to the remaining initial target into further development	10,614
Material right associated with the option to progress a non-radiopharmaceutical compound directed to the remaining initial target	6,288
Material right for the option to expand the collaboration to include an additional target and the underlying additional option rights	10,986
$40,219

The combined performance obligation is expected to be satisfied over approximately the next two years and the remaining material rights are expected to be exercised or expire within approximately seven years from contract inception.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $8.9 million, $3.4 million and $1.2 million, respectively, in connection with the Bayer Collaboration Agreement. As of December 31, 2025 and 2024, the Company recorded deferred revenue of $34.6 million and $40.0 million, respectively, in connection with the Bayer Collaboration Agreement.

Novartis Collaboration Agreement

On March 27, 2023, the Company and Novartis entered into a collaboration and license agreement (the “Novartis Collaboration Agreement”), pursuant to which the parties agreed to perform research and discovery activities during a research term of up to a specified number of years per target program to generate compounds incorporating optimized Bicycle constructs directed to two specified targets. The Company granted Novartis a non-exclusive, worldwide, royalty-free, sublicensable (subject to certain restrictions) license under the Company’s intellectual property solely for Novartis to perform its research activities for each collaboration program during the research term (the “Novartis Research License”). For each collaboration program, Novartis could elect to progress compounds arising from activities under the research programs (“Licensed Compounds”) into further preclinical development and at a specified point the Company would grant Novartis an exclusive, royalty-bearing, sublicensable, license under certain of the Company’s intellectual property to develop, manufacture, and commercialize such Licensed Compound, subject to certain limitations. Novartis also had certain limited substitution rights for each target. On a target-by-target basis, if Novartis elected to progress development candidates directed to such target into further development, Novartis would have been responsible for all future development, manufacturing and commercialization activities and be required to use commercially reasonable efforts to develop and seek regulatory approval in certain major markets for products containing Licensed Compounds directed to the applicable target.

Novartis paid a nonrefundable upfront payment to the Company of $50.0 million in April 2023. During the research term, upon achievement of a specified discovery milestone for the first target program, Novartis was required to make a one-time payment to the Company in the low single digit millions. On a target-by-target basis, if Novartis elected to progress one or more candidate compounds into further development and obtain an exclusive license for commercialization, Novartis would be required to pay a candidate selection fee for the first such Licensed Compound progressed by Novartis that incorporates a radionuclide, and for the first such Licensed Compound that does not incorporate a radionuclide, in each case in the mid-teen millions.

The Company identified the following performance obligations at the inception of the arrangement: (i) two combined performance obligations each comprised of the Novartis Research License and the related research and development services during the research term for each target; (ii) two material rights associated with limited substitution rights with respect to each target; (iii) two material rights associated with the options to progress development candidates that incorporate a radionuclide with respect to each target; and (iv) two material rights associated with the option to progress development candidates that do not incorporate a radionuclide with respect to each target. The Company concluded that the Novartis Research License was not distinct from the research and development services as Novartis could not obtain the benefit of the licenses without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as they relate to constrained peptide technology that is not available in the marketplace. As a result, for each target, the Novartis Research License was combined with the research and development services into a single performance obligation. In assessing whether the various options under the agreement represent material rights, the Company considered the additional consideration the Company would have been entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above the Company concluded that each of the options provided Novartis with a discount that it otherwise would not have received.

The total transaction price was initially determined to be $50.0 million, consisting of the $50.0 million upfront fee. Variable consideration for certain development milestones not subject to option exercises was fully constrained at inception as a result of the uncertainty regarding whether any of the milestones would be achieved. Additional consideration to be paid to the Company upon the exercise of options by Novartis was excluded from the transaction price as they relate to certain option fees, milestones and royalties that can only be achieved subsequent to the exercise options. In November 2024, the Company achieved the specified discovery milestone for the first target program and updated its estimate of the variable consideration to include an additional $3.0 million that was no longer constrained. As a result, the transaction price increased to $53.0 million.

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

The Company recognized revenue related to amounts allocated to the combined performance obligations as the underlying services were performed using a proportional performance model over the period of service using input-

based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total estimated full-time equivalent efforts and external costs, which best reflected the progress towards satisfaction of the performance obligations. The amounts allocated to the material rights were recorded as deferred revenue and the Company would commence revenue recognition upon exercise of or upon expiry of the respective option. During the year ended December 31, 2024, the Company recognized revenue of $2.5 million upon the expiration of Novartis’ material rights for limited substitution rights for each target.

In November 2025, Novartis provided the Company with a notice of termination of the Novartis Collaboration Agreement in its entirety, effective in February 2026 after a contractual 90-day notice period. Management exercised significant judgment in concluding that the notice of termination should be accounted for as a contract modification in the fourth quarter of 2025, as the notice of termination reduces the scope of the arrangement. Management concluded that the notice of termination substantively removes all remaining performance obligations, including remaining material rights, as of the date of the notice as Novartis will not benefit from any remaining activities performed during the notice period and the likelihood of exercising any remaining options is remote. As a result, the Company recognized the remaining unrecognized transaction price of $41.9 million as revenue on the date of the notice of termination.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $47.0 million, $8.2 million and $1.9 million in connection with the Novartis Collaboration Agreement. As of December 31, 2025 and 2024, the Company recorded deferred revenue of zero and $44.1 million, respectively, in connection with the Novartis Collaboration Agreement.

Ionis Agreements

On July 9, 2021, following the exercise by Ionis of an option granted pursuant to an evaluation and option agreement, the Company and Ionis entered into a collaboration and license agreement (as amended, the “Ionis Collaboration Agreement”). Pursuant to the Ionis Collaboration Agreement, the Company granted to Ionis a worldwide exclusive license under the Company’s relevant technology to research, develop, manufacture and commercialize products incorporating Bicycle peptides directed to the protein coded by the gene TFRC1 (transferrin receptor) (“TfR1 Bicycle” molecules) intended for the delivery of oligonucleotide compounds directed to targets selected by Ionis for diagnostic, therapeutic, prophylactic and preventative uses in humans. Ionis will maintain exclusivity to all available targets unless it fails to achieve specified development diligence milestone deadlines. If Ionis fails to achieve one or more development diligence milestone deadlines, the Company has the right to limit exclusivity to certain specific collaboration targets, subject to the payment by Ionis of a low single-digit million dollar amount per target as specified in the Ionis Collaboration Agreement. Each party was responsible for optimization of such TfR1 Bicycle molecules and other research and discovery activities related to TfR1 Bicycle molecules, as specified by a research plan, under which the Company performed research and discovery activities including a baseline level of effort for a period of three years. The research plan substantially completed in the second quarter of 2024. Ionis is responsible for all future research, development, manufacture and commercialization activities. The Company has retained certain rights, including the right to use TfR1 Bicycle molecules for all non-oligonucleotide therapeutic purposes.

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

Concurrently with the execution of the Ionis Collaboration Agreement on July 9, 2021, the Company entered into a share purchase agreement (the “Ionis Share Purchase Agreement”) with Ionis, pursuant to which Ionis purchased 282,485 of the Company’s ordinary shares (the “Ionis Shares”) at a price per share of $38.94, for an aggregate purchase price of approximately $11.0 million. The Company determined the fair value of the Ionis Shares to be $7.6 million, based on the closing price of the Company’s ADSs of $31.11 per ADS on the date of the Ionis Share Purchase Agreement, less a discount for lack of marketability associated with certain resale restrictions applicable to the Ionis Shares. The Company concluded that the premium paid by Ionis under the Ionis Share Purchase Agreement represents additional consideration for the goods and services to be provided under the Ionis Collaboration Agreement and as such, the total premium of $3.4 million was included in the transaction price under the Ionis Collaboration Agreement.

The Company identified the following performance obligations at the inception of the arrangement: (i) a combined performance obligation comprised of the worldwide exclusive license to research, develop, manufacture and commercialize products incorporating TfR1 Bicycle molecules under the arrangement and the research and discovery activities to customize and optimize such TfR1 Bicycle molecules; and (ii) four material rights associated with options to obtain credits to be applied towards the IND acceptance fee for four collaboration targets. The Company concluded that the exclusive license to research, develop, manufacture and commercialize products was not distinct from the research and discovery services as Ionis could not benefit from the license without the Company performing the research and discovery services. The services incorporated proprietary technology, unique skills and specialized expertise to optimize Bicycle molecules that were not available in the marketplace, and therefore the license was combined with the research and discovery activities into a single performance obligation. The Company concluded that the low-single-digit million dollar payments upon acceptance of an IND is a customer option, as Ionis has the contractual right to choose to make the payment in exchange for the continued exclusive right to research, develop, manufacture and commercialize the product candidate, and the Company is not presently obligated to provide, and does not have a right to consideration, for the additional goods or services prior to Ionis’s exercise of the option. In assessing whether the options under the Ionis Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise and the standalone selling price of the underlying goods and services. For the material rights identified as performance obligations above, the Company concluded that each of the options to obtain credits provided Ionis with a discount that it otherwise would not have received without entering into the Ionis Collaboration Agreement.

The total transaction price was initially determined to be $38.0 million, consisting of the $31.0 million up front payment, the $3.0 million payment under the evaluation and option agreement, the $3.4 million premium paid under the Ionis Share Purchase Agreement, and an estimated $0.6 million for the reimbursement of CRO costs. Additional variable consideration including development diligence milestone deadline extension payments, development and regulatory milestone payments, sales milestone payments and royalty payments was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved. During the year ended December 31, 2024, the Company updated its estimate of variable consideration for the reimbursement of CRO costs from $0.6 million to $0.4 million, and the transaction price decreased to $37.8 million.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling price of the combined licenses and research and discovery performance obligation was based on the nature of the licenses to be delivered, as well as the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin. The estimated standalone selling price for the material rights was determined based on the estimated value of the underlying goods and services, and the probability that Ionis would exercise the option.

The Company recognized revenue related to amounts allocated to the combined licenses and research and discovery performance obligation using a proportional performance model over the period of service using input-based measurements including total full-time equivalent effort and CRO costs incurred to date as a percentage of total estimated full-time equivalent effort and CRO costs, which best reflects the progress towards satisfaction of the performance obligation. The combined licenses and research and discovery performance obligation was fully satisfied in the second quarter of 2024. In July 2025, an investigational medicine incorporating a TfR1 Bicycle molecule under the Ionis Collaboration Agreement achieved acceptance of an investigational new drug application (“IND”) upon which Ionis paid the Company $2.0 million. As a result, the transaction price increased from $37.8 million to $39.8 million, and the Company recognized revenue of $2.0 million during the year ended December 31, 2025.

The remaining amount of the transaction price allocated to material rights is recorded as deferred revenue and the Company will commence revenue recognition upon exercise of or upon expiry of the respective option. The Company anticipates the material rights may be exercisable or may expire within seven years from contract execution.

In December 2021 and April 2023, the Company entered into amendments to the Ionis Collaboration Agreement to perform additional research services and Ionis paid the Company $1.6 million and $0.8 million, respectively. The Company concluded that the December 2021 amendment was a separate contract, which was modified by the April 2023 amendment. Revenue was recognized using a proportional performance model over the period of service using input-based measurements of total full time equivalent efforts and external costs incurred to date as a percentage of total expected full time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. All revenue from the amendments has been recognized as of December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $2.0 million, $8.9 million and $10.7 million in revenue, respectively, and as of December 31, 2025 and 2024, the Company recorded deferred revenue of $3.8 million and $3.6 million, respectively, in connection with the Ionis Collaboration Agreement.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement, as amended from time to time (as amended, the “Genentech Collaboration Agreement”), with Genentech. The collaboration was focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets (each a “Genentech Collaboration Program”) suitable for Genentech to advance into further development and commercialization.

Under the terms of the Genentech Collaboration Agreement, the Company received a $30.0 million upfront, non-refundable payment. The initial discovery and optimization activities were focused on utilizing the Company’s phage screening technology to identify product candidates aimed at two immuno-oncology targets (“Genentech Collaboration Programs #1 and #2”), which may have also included additional discovery and optimization of Bicycle molecules as a targeting element for each Genentech Collaboration Program (each a “Targeting Arm”). Genentech also had the option to nominate up to two additional immuno-oncology targets (each, an “Expansion Option”) as additional Genentech Collaboration Programs, which may have also included an additional Targeting Arm for each Expansion Option. Genentech exercised the Expansion Options in October 2021 and June 2022 (“Genentech Collaboration Programs #3 and #4”), respectively and paid to the Company an expansion fee of $10.0 million for each Expansion Option.

The Company granted to Genentech a non-exclusive research license under the Company’s intellectual property solely to enable Genentech to perform any activities under the agreement. If the Company performed the initial discovery and optimization activities in accordance with an agreed upon research plan and achieved specified criteria, Genentech had the option to have the Company perform initial pre-clinical development and optimization activities in exchange for an additional specified milestone payment in the mid-single digit millions for each Genentech Collaboration Program (the “LSR Go Option”). Upon completion of such initial pre-clinical development and optimization activities for each Genentech Collaboration Program, Genentech had the option to obtain an exclusive license to exploit any compound developed under such Genentech Collaboration Program in exchange for an additional specified payment in the mid to high single digit millions for each of Genentech Collaboration Programs #1 through #4 (the “Dev Go Option”).

The Company identified the following performance obligations at inception of the arrangement: (i) a combined performance obligation comprised of the research license and the related research and development services through LSR Go for Genentech Collaboration Program #1; (ii) a combined performance obligation comprised of the research license and the related research and development services through LSR Go for Genentech Collaboration Program #2; (iii) a material right associated with an option to a specified Targeting Arm for Genentech Collaboration Program #1; (iv) two material rights associated with the LSR Go Option for Genentech Collaboration Program #1 and Genentech Collaboration Program #2, which includes research services to be provided through the Dev Go Option; (v) material rights associated with certain limited substitution rights with respect to a limited number of collaboration targets; and (vi) two material rights related to each Genentech Expansion Option, which upon exercise included the services for an additional immuno-oncology target through LSR Go, an LSR Go Option which includes the services to be provided through the Dev Go Option, limited substitution rights, and an option to select a specified Targeting Arm.

The Company concluded that the research license was not distinct from the research and development services as Genentech could not obtain the benefit of the research license without the Company performing the research and development services. The services incorporate proprietary technology and unique skills and specialized expertise, particularly as it relates to constrained peptide technology that is not available in the marketplace. As a result, for each program, the research license was combined with the research and development services into a single performance obligation. In addition, the Company concluded that the Dev Go Option was not distinct or separately exercisable from the LSR Go Option, as the customer could not benefit from the Dev Go Option unless and until the LSR Go Option was exercised.

In assessing whether the various options under the Genentech Collaboration Agreement represented material rights, the Company considered the additional consideration the Company would be entitled to upon the option exercise, the standalone selling price of the underlying goods, services, and additional options. For the material rights identified above the Company concluded that each of the options provided Genentech with a discount that it otherwise would not have received.

The total transaction price was initially determined to be $31.0 million, consisting of the $30.0 million upfront fee and an additional $1.0 million for Genentech’s selection of a new Targeting Arm associated with Genentech Collaboration Program #2 at inception. Additional consideration to be paid to the Company upon the exercise of options by Genentech and subsequent milestones were excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to the exercise of an option. In addition, other variable consideration for development milestones not subject to option exercises was fully constrained, as a result of the uncertainty regarding whether any of the milestones would be achieved. In March 2021, the transaction price was increased to $33.0 million as a result of the Company’s achievement of specified criteria for the Targeting Arm associated with Genentech Collaboration #2.

The transaction price was allocated to the performance obligations based on the relative estimated standalone selling prices of each performance obligation. The estimated standalone selling prices for the Genentech Collaboration Programs was based on the nature of the services to be performed and estimates of the associated effort and costs of the services, adjusted for a reasonable profit margin. The estimated standalone selling price for the material rights was determined based on the fees Genentech would pay to exercise the options, the estimated value of the underlying goods and services, and the probability that Genentech would exercise the option and any underlying options.

In October 2021 and June 2022, respectively, Genentech exercised the first and second Expansion Options to add Genentech Collaboration Programs #3 and #4 and paid to the Company an expansion fee of $10.0 million each. For Genentech Collaboration Program #3, Genentech also elected for the Company to perform discovery and optimization services for a Targeting Arm, and the Company received an additional payment of $1.0 million. The Company concluded that the exercise of each Expansion Option, including the option to a specified Targeting Arm for Genentech Collaboration Program #3, is accounted for as a continuation of the existing contract as the customer decided to purchase additional goods and services contemplated in the original contract. The additional arrangement consideration for each Expansion Option as well as the amounts originally allocated to each Expansion Option were allocated to the underlying goods and services associated with each Expansion Option on the same basis as the initial allocation of the Genentech Collaboration Agreement. In December 2022 upon achievement of specified criteria for the Targeting Arm associated with Genentech Collaboration Program #3, the Company allocated the additional consideration received of $2.0 million entirely to the Genentech Collaboration Program #3 and Targeting Arm services as the terms of the variable consideration relate specifically to the Company’s efforts in satisfying the performance obligation and allocating the variable consideration entirely to the performance obligation is consistent with the allocation objective in ASC 606. Other variable consideration for development milestones not subject to option exercises was fully constrained as a result of the uncertainty regarding whether any of the milestones will be achieved.

The Company recognized revenue related to amounts allocated to the Genentech Collaboration Program #1 through #4 Performance Obligations as the underlying services were performed using a proportional performance model over the period of service using input-based measurements of total full-time equivalent efforts and external costs incurred to date as a percentage of total full-time equivalent efforts and expected external costs, which best reflects the progress towards satisfaction of the performance obligation. The amounts allocated to the material rights were recorded as deferred revenue and the Company would commence revenue recognition upon exercise of or upon expiry of each respective option.

In June 2023, Genentech terminated Genentech Collaboration Program #2 and revenue of $6.0 million was recognized during the year ended December 31, 2023. In January 2024, the JRC decided to discontinue research activities associated with Genentech Collaboration Program #3 and, as a result, the Company recognized revenue of $10.4 million during the year ended December 31, 2024. In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company recognized revenue of $7.5 million during the year ended December 31, 2025. In July 2025, Genentech provided the Company with a notice of termination of the Genentech Collaboration Agreement, effective in August 2025, and as a result, the Company recognized the remaining deferred revenue under the arrangement of $6.5 million during the year ended December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $14.7 million, $14.8 million and $12.0 million, respectively, and as of December 31, 2025 and 2024, the Company recorded deferred revenue of zero and $14.0 million, respectively, in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$960	$(8,920)	$2,629	$34,629
Novartis collaboration deferred revenue	44,073	—	(46,985)	2,912	—
Ionis collaboration deferred revenue	3,587	—	—	253	3,840
Genentech collaboration deferred revenue	14,038	—	(14,681)	643	—
Total deferred revenue	$101,658	$960	$(70,586)	$6,437	$38,469

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2024	Additions	Deductions	Rates	2024
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$43,618	$296	$(3,393)	$(561)	$39,960
Novartis collaboration deferred revenue	50,008	3,000	(8,161)	(774)	44,073
Ionis collaboration deferred revenue	12,464	90	(8,881)	(86)	3,587
Genentech collaboration deferred revenue	29,104	—	(14,840)	(226)	14,038
Total deferred revenue	$135,194	$3,386	$(35,275)	$(1,647)	$101,658

Contract assets represent research and development services which have been performed but have not yet been billed, and are reduced when they are subsequently billed. There were no contract assets at December 31, 2025 or 2024.

As of December 31, 2025, the Bayer and Ionis deferred revenue balances include $31.6 million and $3.8 million, respectively, allocated to material rights that will commence revenue recognition when the respective underlying options are exercised or when they expire.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenues as a result of the following (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$9,109	$24,266	$19,160
Revenue recognized based on contract modifications and expiration of material rights	61,477	10,576	7,816
Revenue recognized based on changes in transaction price	2,000	433	—
Total	$72,586	$35,275	$26,976

Cancer Research UK

BT1718

On December 13, 2016, the Company entered into a Clinical Trial and License Agreement with Cancer Research Technology Limited (“CRTL”), a wholly owned subsidiary of Cancer Research UK that Cancer Research UK’s commercial activities operate through, and Cancer Research UK (the “BT1718 Cancer Research UK Agreement”). Pursuant to the BT1718 Cancer Research UK Agreement, as amended in March 2017 and June 2018, Cancer Research UK’s Centre for Drug Development sponsored and funded a Phase I/IIa clinical trial for BT1718, a BDC molecule, in patients with advanced solid tumors. Upon the completion of the Phase I/IIa clinical trial, the Company had the right to obtain a license to the results of the clinical trial upon the payment of a milestone, in cash and ordinary shares. The Company was required to reimburse Cancer Research UK for certain costs upon specified termination events.

The Company concluded that the costs incurred by Cancer Research UK was a research and development funding liability in accordance with ASC 730, Research and Development, as certain payments were not based solely on the results of the research and development having future economic benefit.

On December 4, 2024, the Company, CRTL and Cancer Research UK entered into an Expiry and Revenue Sharing Agreement (the “BT1718 Expiration Agreement”) pursuant to which (i) the Company did not exercise its option to obtain a license to the results of the clinical trial, (ii) CRTL did not elect to receive an assignment and exclusive license to develop and commercialize the product, and (iii) the BT1718 Cancer Research UK Agreement and all rights and obligations (other than certain surviving provisions as outlined in the agreement) under the BT1718 Cancer Research UK Agreement expired and terminated as of December 4, 2024. Under the terms of the BT1718 Expiration

Agreement, the Company agreed to pay to CRTL an upfront payment of $0.1 million. The Company will also pay to CRTL specified royalty and other payments at percentages in the very low to low single digits related to specified products targeting the MT1 target antigen.

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

10. Income taxes

The components of net loss before income tax provision are as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
United Kingdom	$(225,456)	$(179,610)	$(182,980)
United States	6,648	5,814	3,773
Total	$(218,808)	$(173,796)	$(179,207)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Current income tax provision (benefit)
Federal - United States	$690	$283	$(1,180)
State - United States	312	178	(669)
Total current income tax provision (benefit)	1,002	461	(1,849)
Deferred income tax (benefit) provision
Federal - United States	(1,304)	(3,772)	2,513
State - United States	454	(1,454)	793
Total deferred income tax (benefit) provision	(850)	(5,226)	3,306
Total provision for (benefit from) income taxes	$152	$(4,765)	$1,457

A reconciliation of the provision for (benefit from) income taxes computed at the statutory income tax rate to the provision for (benefit from) income taxes as reflected in the financial statement is as follows:

	Year Ended
	December 31, 2025
	Amount ($)	Percent (%)
Provision for (benefit from) income taxes at U.K. federal statutory rate	$(54,702)	25.0%
Foreign tax effects
United States	(1,513)	0.7%
Changes in valuation allowances	19,869	(9.1)%
Nontaxable or nondeductible items
Net losses surrendered for research credit	21,626	(9.9)%
Impact of foreign exchange rates	13,893	(6.3)%
Other	979	(0.5)%
Effective income tax rate	$152	(0.1)%

	Year Ended
	December 31,
	2024	2023
(Benefit from) provision for income taxes at statutory rate	25.0%	23.5%
Increases (decreases) resulting from:
Tax credits	3.7%	0.6%
Change in valuation allowance	(11.2)%	(14.8)%
Net losses surrendered for research credit	(14.2)%	(11.1)%
Impact of statutory rate change	—%	2.7%
Impact of foreign exchange rates	(1.0)%	(0.1)%
Other	0.4%	(1.6)%
Effective income tax rate	2.7%	(0.8)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Operating loss carryforwards	$101,324	$81,492
Research credit carryforwards	3,534	3,362
Operating lease liability	4,376	2,641
Share-based compensation	28,281	21,035
Depreciation & amortization	2,524	1,508
Accrued expenses and other	1,855	1,952
Total deferred tax assets	141,894	111,990
Deferred tax liabilities:
Operating lease right-of-use asset	(4,165)	(2,201)
Total deferred tax liabilities	(4,165)	(2,201)
Valuation allowance	(126,761)	(99,672)
Net deferred tax assets	$10,968	$10,117

Cash paid for income taxes, net of refunds received, are as follows:

Year Ended
December 31,
2025
Federal	$—
State	—
Foreign
United States	(717)
Total	$(717)

During the years ended December 31, 2025, 2024 and 2023, the Company recorded an income tax provision of $0.2 million, an income tax benefit of $4.8 million and an income tax provision of $1.5 million, respectively. The Company is subject to U.K. corporate taxation. Due to the nature of its business, the Company has generated losses since inception and therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes included in the consolidated statements of operations and comprehensive loss represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets benefitted in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company’s income tax provision recognized during the year ended December 31, 2025 is mainly the result of discrete items resulting from the workforce reduction in August 2025. The Company’s income tax benefit recognized during the year ended December 31, 2024 is mainly the result of deferred tax assets in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement, including incremental income tax benefits of approximately $3.5 million recognized during the year ended December 31, 2024 related to the completion of a U.S. research and development tax credit study. The Company’s income tax provision recognized during the year ended December 31, 2023 is primarily related to the completion of an assessment, inclusive of an external tax analysis, during the year ended December 31, 2023, whereby the Company concluded that it is not required to capitalize certain research and development expenses incurred by its U.S. subsidiary associated with contractual research services performed on behalf of its U.K. subsidiary pursuant to an intercompany service arrangement because its U.S. subsidiary does not retain any ownership or rights in the underlying intellectual property resulting from the research services. The change in estimate upon the completion of this analysis resulted in the recognition of an income tax provision of $2.4 million during the year ended December 31, 2023.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. The Company has considered its history of cumulative net profits in the United States and estimated future taxable income and has concluded that it is more likely than not that the Company will realize the benefits of its United States deferred tax assets and has not provided a valuation allowance against the net deferred tax assets in the United States. The valuation allowance increased by $27.1 million and $19.4 million in the years ended December 31, 2025 and 2024, respectively, due to the corresponding increases in U.K. deferred tax assets, primarily due to operating loss carryforwards generated during each year that were not surrendered for research credit utilization. The Company recorded a valuation allowance against all of its U.K. deferred tax assets as of December 31, 2025 and 2024.

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

As of December 31, 2025, the Company had $405.3 million of U.K. operating loss carryforwards that have an indefinite life.

The Company recognizes, in its consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company had no uncertain tax positions during the years ended December 31, 2025 and 2024. There are no amounts of interest or penalties recognized in the consolidated statement of operations or accrued on the consolidated balance sheet for any period presented. The Company does not expect any material changes in these uncertain tax benefits within the next 12 months.

The Company files income tax returns in the United Kingdom, and in the United States for federal income taxes and in 11 jurisdictions for state income taxes. In the normal course of business, the Company is subject to examination by tax authorities in these jurisdictions. The 2024 and 2023 tax years remain open to examination by the HM Revenue & Customs. The statute of limitations for assessment with the Internal Revenue Service is generally three years from filing the tax return. As such, all years since 2022 in the U.S. remain open to examination. The Company is currently not under examination by jurisdictions for any tax years.

11. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The lease has a contractual period of approximately three years and the Company concluded that the lease term is three years, representing the non-cancelable lease period.

On December 6, 2021 the Company entered into a lease of new office and laboratory space, in Cambridge, United Kingdom. The lease has a contractual period of 10 years, but could be cancelled by the Company on the fifth anniversary of the lease commencement date. The Company concluded that the initial lease term was five years, representing the non-cancelable lease period. In December 2025, the Company entered into a deed of variation to the lease, pursuant to which (i) the Company elected not to cancel the lease on the fifth anniversary of the lease commencement date and (ii) the annual rent was increased effective in December 2026, payable quarterly in advance following a nine-month rent-free period from December 2026 to September 2027. The Company accounted for the deed of variation as a modification to the existing lease and remeasured the ROU asset and lease liability based on the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate on the modification date, and recognized an additional right-of-use asset and lease liability of $12.4 million during the year ended December 31, 2025. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years.

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

From time to time, the Company may enter into finance lease agreements for property and equipment. As of December 31, 2025 and 2024, the Company recorded finance lease right-of-use assets of $0.8 million and $1.0 million, respectively, which are included in property and equipment, net, in the consolidated balance sheets. As of December 31, 2025 and 2024, the Company recorded finance lease liabilities of $0.9 million and $1.0 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the consolidated balance sheets.

The components of the Company’s lease expense are as follows (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Operating lease cost	$5,100	$5,299	$5,408
Variable lease cost	3,231	2,924	2,777
Finance lease cost:
Amortization of finance lease right-of-use assets	217	53	—
Interest on finance lease liabilities	85	23	—
Total finance lease cost	$302	$76	$—

The weighted average remaining operating lease term was 5.4 years and 2.0 years as of December 31, 2025 and 2024, respectively, and the weighted average operating lease discount rate was 6.4% and 7.8% as of December 31, 2025 and 2024, respectively. The weighted average remaining finance lease term was 3.7 years and 4.7 years as of December 31, 2025 and 2024, respectively, and the weighted average finance lease discount rate was 9.5% and 9.5% as of December 31, 2025 and 2024, respectively.

The following table summarizes the maturities of the Company’s lease liabilities as of December 31, 2025 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	3,463	274
2027	2,874	274
2028	3,654	274
2029	3,654	206
2030	3,654	—
2031	2,515	—
Present value adjustment	(3,167)	(154)
Total lease liabilities	16,647	874
Less: current lease liabilities	(2,551)	(205)
Long term lease liabilities	$14,096	$669

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of December 31, 2025. As of December 31, 2025, the Company was unable to estimate the timing or likelihood of achieving these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

12. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2025	2024	2023
Numerator:
Net loss	$(218,960)	$(169,031)	$(180,664)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,279,838	58,207,593	35,592,362
Net loss per share, basic and diluted	$(3.16)	$(2.90)	$(5.08)

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

	December 31,
	2025	2024	2023
Restricted ordinary shares	1,644,421	716,262	326,848
Options to purchase ordinary shares	9,803,106	8,748,726	7,469,527
	11,447,527	9,464,988	7,796,375

13. Benefit plans

The Company established a defined-contribution savings plan under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan covers all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2025, 2024 and 2023, the Company made contributions totaling $1.2 million, $1.1 million and $0.8 million, respectively, to the 401(k) Plan.

The Company provides a pension contribution plan for its employees in the United Kingdom, pursuant to which the Company may make contributions each year (“U.K Plan”). During the years ended December 31, 2025, 2024 and 2023, the Company made contributions totaling $3.9 million, $2.9 million and $2.2 million, respectively, to the U.K. Plan.

14. Related party transactions

Amendment to Consulting Agreement with Stone Atlanta Estates LLC

Pierre Legault, former Chairman of the Company’s board of directors, is associated with Stone Atlanta Estates LLC, which provided consultancy services to the Company totaling $0.1 million during the year ended December 31, 2025 prior to Mr. Legault’s retirement as Chairman of the Company’s board of directors. Stone Atlanta Estates LLC provided consultancy services to the Company totaling $0.3 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively. In March 2025, the Company and Mr. Legault entered into an amendment to the consulting agreement, effective as of June 17, 2025, the date of Mr. Legault’s retirement as Chairman. The amendment modified the compensation payable under the agreement and provides for expiration of the agreement to be no later than June 30, 2028.

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2025	2024	2023
Collaboration revenue	$72,586	$35,275	$26,976
Significant segment expenses:
Research and development:
Zelenectide pevedotin (Nectin-4)	126,780	82,705	44,135
Nuzefatide pevedotin (EphA2)	8,487	9,119	9,195
Bicycle tumor-targeted immune cell agonists	1,991	7,840	18,878
Discovery, platform and other expense	43,221	30,293	37,815
Employee and contractor related expenses	69,701	58,687	46,506
Share-based compensation	18,024	19,424	15,581
Facility expenses	6,999	8,105	8,845
Research and development incentives and government grants	(34,920)	(43,207)	(24,459)
Total research and development	240,283	172,966	156,496
General and administrative:
Personnel-related costs	28,358	23,500	18,985
Professional and consulting fees	20,646	20,258	14,814
Other general and administrative costs	9,577	9,047	9,137
Share-based compensation	21,440	18,657	16,896
Effect of foreign exchange rates	(653)	719	594
Total general and administrative	79,368	72,181	60,426
Total significant segment expenses	319,651	245,147	216,922
Other segment items(1)	28,105	40,841	9,282
Net loss	$(218,960)	$(169,031)	$(180,664)
(1)	Other segment items include interest and other income, interest expense, loss on extinguishment of debt, gain on extinguishment of research and development funding liability and provision for (benefit from) income taxes.

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

	December 31,
	2025	2024
United States	$863	$3,037
United Kingdom	21,044	14,152
	$21,907	$17,189

The Company’s collaboration revenue is attributed to the operations of the Company in the United Kingdom.

16. Subsequent events

In March 2026, the Company announced the strategic reprioritization of its clinical portfolio to focus on its promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. In conjunction with its strategic reprioritization, the Company is implementing a proposed workforce reduction of approximately 30% of its workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce the Company’s annual operating expenses by approximately 50% based on the

Company’s current plans. The Company expects the workforce reduction to be substantially completed by the end of 2026 and to recognize aggregate charges for severance and other employee termination benefits of approximately $8.0 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bicycle Therapeutics plc

Dated: March 17, 2026	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer (Principal Executive Officer)

/s/ Travis Thompson
Travis Thompson
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Kevin Lee and Travis Thompson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Lee	Chief Executive Officer and Director	March 17, 2026
Kevin Lee, Ph.D., MBA	(Principal Executive Officer)

/s/ Travis Thompson	Chief Financial Officer	March 17, 2026
Travis Thompson	(Principal Financial and Accounting Officer)

/s/ Felix J. Baker	Chairman of the Board and Director	March 17, 2026
Felix J. Baker, Ph.D

/s/ Janice Bourque	Director	March 17, 2026
Janice Bourque, MBA

/s/ Roger Dansey	Director	March 17, 2026
Roger Dansey, M.D.

/s/ Jose-Carlos Gutierrez-Ramos	Director	March 17, 2026
Jose-Carlos Gutierrez-Ramos, Ph.D

/s/ Hervé Hoppenot	Director	March 17, 2026
Hervé Hoppenot

/s/ Alessandro Riva	Director	March 17, 2026
Alessandro Riva, M.D.

/s/ Stephen Sands	Director	March 17, 2026
Stephen Sands, MBA

/s/ Charles Swanton	Director	March 17, 2026
Charles Swanton, M.D., Ph.D., FRS, FMedSci, FRCP

/s/ Sir Gregory Winter	Director	March 17, 2026
Sir Gregory Winter, FRS
A