Form 10-Q
period 2026-03-31
BICYCLE THERAPEUTICS PLC
filed 2026-04-30
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 27, 2026, the registrant had 50,373,281 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our pipeline programs for our Bicycle® Drug Conjugate, or BDC® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals, including communications with and feedback from the FDA and other regulatory agencies;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of the United States, England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements, share performance and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements or partnerships;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our hiring plans and our ability to attract and retain qualified employees and key personnel;
●	our ability to effectively manage our potential growth;
●	our estimates regarding expected future cost savings and charges associated with our strategic reprioritization and workforce reduction announced in March 2026;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$559,474	$628,110
Prepaid expenses and other current assets	18,744	19,181
Research and development incentives receivable	40,917	35,594
Total current assets	619,135	682,885
Property and equipment, net	5,734	6,021
Operating lease right-of-use assets	14,535	15,886
Other assets	12,992	12,805
Total assets	$652,396	$717,597
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,970	$9,669
Accrued expenses and other current liabilities	40,124	44,354
Deferred revenue, current portion	2,795	2,961
Total current liabilities	48,889	56,984
Operating lease liabilities, net of current portion	13,874	14,096
Deferred revenue, net of current portion	34,340	35,508
Other long‑term liabilities	973	1,032
Total liabilities	98,076	107,620
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 163,361,109 and 159,685,229 shares authorized on March 31, 2026 and December 31, 2025, respectively; 69,707,026 and 69,367,896 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	899	894
Additional paid-in capital	1,519,276	1,512,339
Accumulated other comprehensive loss	(5,279)	(3,505)
Accumulated deficit	(960,576)	(899,751)
Total shareholders’ equity	554,320	609,977
Total liabilities and shareholders’ equity	$652,396	$717,597

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Collaboration revenue	$887	$9,977
Operating expenses:
Research and development	48,901	59,058
General and administrative	17,468	21,123
Total operating expenses	66,369	80,181
Loss from operations	(65,482)	(70,204)
Other income (expense):
Interest and other income	4,877	8,414
Interest expense	(48)	(51)
Total other income, net	4,829	8,363
Net loss before income tax provision	(60,653)	(61,841)
Provision for (benefit from) income taxes	172	(1,087)
Net loss	$(60,825)	$(60,754)
Net loss per share, basic and diluted	$(0.87)	$(0.88)
Weighted average ordinary shares outstanding, basic and diluted	69,683,471	69,196,945

Comprehensive loss:
Net loss	$(60,825)	$(60,754)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,774)	(1,580)
Total comprehensive loss	$(62,599)	$(62,334)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	69,367,896	$894	$1,512,339	$(3,505)	$(899,751)	$609,977
Issuance of ADSs upon exercise of share options	3,861	—	7	—	—	7
Issuance of ADSs upon settlement of restricted share units	335,269	5	—	—	—	5
Share-based compensation expense	—	—	6,930	—	—	6,930
Foreign currency translation adjustment	—	—	—	(1,774)	—	(1,774)
Net loss	—	—	—	—	(60,825)	(60,825)
Balance at March 31, 2026	69,707,026	899	1,519,276	(5,279)	(960,576)	554,320

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	69,061,418	$890	$1,472,842	$119	$(680,791)	$793,060
Issuance of ADSs upon settlement of restricted share units	140,937	2	—	—	—	2
Share-based compensation expense	—	—	9,605	—	—	9,605
Foreign currency translation adjustment	—	—	—	(1,580)	—	(1,580)
Net loss	—	—	—	—	(60,754)	(60,754)
Balance at March 31, 2025	69,202,355	892	1,482,447	(1,461)	(741,545)	740,333

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(60,825)	$(60,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,930	9,605
Depreciation and amortization	1,129	1,634
Deferred income tax benefit	(241)	(1,316)
Changes in operating assets and liabilities:
Accounts receivable	—	(133)
Research and development incentives receivable	(6,040)	(9,278)
Prepaid expenses and other assets	191	(2,968)
Operating lease right‑of‑use assets	1,111	1,089
Accounts payable	(3,838)	(5,019)
Accrued expenses and other current liabilities	(2,353)	(8,208)
Operating lease liabilities	(1,283)	(1,295)
Deferred revenue	(706)	(9,727)
Net cash used in operating activities	(65,925)	(86,370)
Cash flows from investing activities:
Purchases of property and equipment	(713)	(604)
Net cash used in investing activities	(713)	(604)
Cash flows from financing activities:
Proceeds from the exercise of share options and settlement of restricted share units	12	2
Payments of finance lease obligations	(66)	(43)
Net cash used in financing activities	(54)	(41)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,944)	468
Net decrease in cash, cash equivalents and restricted cash	(68,636)	(86,547)
Cash, cash equivalents and restricted cash at beginning of period	628,715	880,067
Cash, cash equivalents and restricted cash at end of period	$560,079	$793,520
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$559,474	$792,973
Restricted cash in prepaid expenses and other current assets	547	—
Restricted cash in other assets	58	547
Total cash, cash equivalents and restricted cash	$560,079	$793,520
Supplemental disclosure of cash flow information
Cash paid for interest on finance lease obligations	$26	$22
Cash paid for amounts included in the measurement of operating lease liabilities	$1,525	$1,454
Changes in purchases of property and equipment in accounts payable and accrued expenses	$223	$—

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

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $559.5 million.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and raising capital. The Company has funded its operations primarily through the sale of equity securities, payments received under collaboration arrangements (Note 8) and loan borrowings.

The Company has incurred recurring losses since inception, including net losses of $60.8 million and $60.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $960.6 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”), on March 17, 2026 (the “2025 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies, other than those disclosed below.

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

Significant risks and uncertainties

The Company currently operates in a period of economic uncertainty which has been significantly impacted by domestic and global monetary and fiscal policy, changes to global trade policies, geopolitical conflicts and wars, inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

Unaudited interim financial information

Certain information in the footnote disclosures of these financial statements has been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.

The accompanying condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of shareholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program with a merged research and development expenditure credit scheme (“RDEC”) and an enhanced research and development intensive support scheme (“ERIS”). The Finance Act 2024 also restricts the tax relief that can be claimed for expenditures incurred on subcontracted R&D activities or externally provided workers, where such subcontracted activities are not carried out in the U.K. or such workers are not subject to UK payroll taxes. The Finance Act 2024 provides for a cash rebate that may be claimed for 26.97% of qualifying expenditure if the Company qualifies as “R&D intensive” for an accounting period (broadly, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for that accounting period). The Company qualified as R&D intensive for the year ended December 31, 2025, and expects to continue to qualify as R&D intensive for the year ended December 31, 2026. Going forward, if the Company no longer qualifies as an R&D-intensive SME during an accounting period, the Company will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

The Company recognizes income from the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $6.0 million and $9.3 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had research and development incentives receivable of $40.9 million and $35.6 million, respectively.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash equivalents of $351.2 million and $364.2 million, respectively, consisting of money market funds, which are considered Level 1 assets. As of each of March 31, 2026 and December 31, 2025, there were no other assets or liabilities measured at fair value on a recurring basis.

As of each of March 31, 2026 and December 31, 2025, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts, which is included within prepaid expenses and other current assets, respectively, in the Company’s condensed consolidated balance sheet.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$17,483	$17,564
Leasehold improvements	12,364	12,031
Finance lease right-of-use assets	1,087	1,106
Computer equipment and software	687	634
Furniture and office equipment	850	864
	32,471	32,199
Less: Accumulated depreciation and amortization	(26,737)	(26,178)
	$5,734	$6,021

Depreciation and amortization expense was $1.1 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 included amortization expense of $0.1 million and $0.1 million, respectively, related to property and equipment obtained under finance leases.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits	$9,098	$17,000
Accrued external research and development expenses	26,125	20,493
Accrued professional fees	2,955	3,969
Current portion of operating lease liabilities	1,257	2,551
Current portion of finance lease liabilities	206	205
Other	483	136
	$40,124	$44,354

In March 2026, the Company announced the strategic reprioritization of its clinical portfolio to focus on its promising pipeline of next-generation therapeutics, including nuzefatide pevedotin (formerly BT5528), as well as next-generation Bicycle conjugates, including Bicycle Radioconjugates (“BRC®” molecules). In conjunction with the strategic reprioritization, the Company announced a workforce reduction of approximately 30% of its workforce (the “March 2026 Workforce Reduction”). The Company expects the March 2026 Workforce Reduction to be substantially completed by the end of 2026 and to recognize aggregate charges for severance and other employee termination benefits of approximately $7.2 million. During the three months ended March 31, 2026, the Company recognized expenses related to severance and other employee termination benefits of $4.2 million, of which $3.3 million were included in research and development expenses and $0.9 million were included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Of these charges recognized during the three months ended March 31, 2026, $0.2 million represented cash expenditure for severance and other employee termination benefits paid during the period, and the remaining $4.0 million in unpaid severance and other employee benefits are included in accrued employee compensation and benefits within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2026. In addition, the Company recognized $3.3 million in accrued external research and development expenses for contract termination costs during the three months ended March 31, 2026.

In August 2025, the Company announced cost reduction initiatives to reduce planned operating costs, primarily through a workforce reduction, which was substantially completed during the year ended December 31, 2025 (the “August 2025 Workforce Reduction”). As of December 31, 2025, the Company had a remaining liability of $0.3 million related to unpaid severance and other employee termination benefits associated with the August 2025 Workforce Reduction, all of which were paid during the three months ended March 31, 2026.

6. Ordinary shares

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

As of March 31, 2026, and December 31, 2025, the Company had not declared any dividends.

As of March 31, 2026 and December 31, 2025, the Company’s authorized share capital consisted of 163,361,109 and 159,685,229 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of March 31, 2026, there were 50,269,082 ordinary shares issued and outstanding and 19,437,944 non-voting ordinary shares issued and outstanding.

7. Share-based compensation

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

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of March 31, 2026, there were 1,027,409 shares available for future issuance under the 2024 Inducement Plan.

As of March 31, 2026, there were options to purchase 472,591 shares outstanding under the 2024 Inducement Plan.

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

The ordinary shares reserved for future issuance under the 2020 Plan includes shares subject to options that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”) and that were granted pursuant to option contracts granted prior to the Company’s initial public offering (“IPO”), in each case that expire, terminate, are forfeited or otherwise not issued from time to time, if any. Prior to June 2025, the number of ordinary shares reserved for issuance pursuant to the 2020 Plan automatically increased on the first day of January of each year, initially commencing on January 1, 2021 and continuing up to and including January 1, 2032, in an amount equal to 5% of the total number of the Company’s voting ordinary shares outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors (the “Evergreen Increase”). In June 2025, the Company’s shareholders approved Amendment No. 1 to the 2020 Plan which (i) amended the calculation of the Evergreen Increase to capture the Company’s total issued share capital in order to treat non-voting ordinary shares the same as voting ordinary shares, and (ii) increased the number of ordinary shares reserved for future issuance by 1,300,000. Pursuant to the Evergreen Increase, on January 1, 2026, the number of shares reserved for issuance under the 2020 Plan was increased by 3,468,394 shares. As of March 31, 2026, there were 2,866,384 ordinary shares available for issuance under the 2020 Plan.

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

As of March 31, 2026, there were options to purchase 8,217,249 shares outstanding and RSUs for 2,905,875 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of March 31, 2026, there were 1,691,608 options to purchase ordinary shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased making awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2026. As of March 31, 2026, the total number of shares available for issuance under the ESPP was 2,437,671 ordinary shares. As of March 31, 2026, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development expenses	$2,949	$4,352
General and administrative expenses	3,981	5,253
	$6,930	$9,605

Share options

The following table summarizes the Company’s option activity since December 31, 2025:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	9,803,106	$20.40	6.22	$2,680
Granted	1,329,444	7.02	—	—
Exercised	(3,861)	1.83	—	—
Forfeited	(247,344)	17.84	—	—
Outstanding as of March 31, 2026	10,881,345	$18.83	6.29	$1,702
Vested and expected to vest as of March 31, 2026	10,881,345	$18.83	6.29	$1,702
Options exercisable as of March 31, 2026	7,255,416	$21.68	5.02	$1,702

The weighted average grant date fair value of share options granted during the three months ended March 31, 2026 and 2025 was $4.62 per share and $9.31 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $14,054 and zero for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded share-based compensation expense for share options granted of $4.4 million and $6.9 million, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.8%	4.4%
Expected volatility	70.3%	74.2%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.1

As of March 31, 2026, total unrecognized compensation expense related to unvested share options was $27.2 million, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2025	1,547,128	$15.40
Granted	1,917,665	7.07
Vested and settled	(335,269)	16.05
Vested and deferred(1)	(26,708)	9.71
Forfeited	(320,942)	9.16
Unvested outstanding at March 31, 2026	2,781,874	10.35
Vested but subject to deferred settlement at December 31, 2025(1)	97,293	16.42
Vested and deferred(1)	26,708	9.71
Vested but subject to deferred settlement at March 31, 2026(1)	124,001	14.98
Outstanding at March 31, 2026	2,905,875	$10.55
(1)	The Company has granted certain RSUs to the Company’s non-employee directors which provide for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was $2.5 million and $2.1 million, respectively.

Total share-based compensation expense for RSUs granted was $2.5 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total unrecognized compensation expense related to unvested RSUs was $23.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

8. Significant agreements

For the three months ended March 31, 2026 and 2025, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months
	Ended
	March 31,
	2026	2025
Collaboration revenue
Bayer	$887	$848
Novartis	—	1,405
Genentech	—	7,724
Total collaboration revenue	$887	$9,977

Except as otherwise disclosed below, there have been no material changes to the contractual terms, or the associated accounting treatments for recognizing revenue, of the Company’s significant agreements during the three months ended March 31, 2026 and 2025. Please refer to Note 9. “Significant agreements” to the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s 2025 Annual Report for further details on the Company’s significant agreements.

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

In November 2025, Bayer provided the Company with a notice of termination of one of the initial target programs, effective in January 2026. The Company accounted for the notice of termination as a contract modification in the fourth quarter of 2025 as the notice of termination reduced the scope of the arrangement. As a result, the Company allocated the remaining unrecognized transaction price as of the modification date to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress as of the modification date. The following table summarizes the allocation of the remaining unrecognized transaction price to the remaining unsatisfied and partially satisfied performance obligations as of the modification date (in thousands):

Allocation of
Performance Obligations	Transaction Price
Combined performance obligation related to the licenses and research and development services associated with radiopharmaceutical compounds directed to the remaining initial target	$10,125
Material right associated with limited substitution rights for the remaining initial target	2,206
Material right associated with the option to progress radiopharmaceutical candidates directed to the remaining initial target into further development	10,614
Material right associated with the option to progress a non-radiopharmaceutical compound directed to the remaining initial target	6,288
Material right for the option to expand the collaboration to include an additional target and the underlying additional option rights	10,986
$40,219

The combined performance obligation is expected to be satisfied over approximately the next one to two years and the remaining material rights are expected to be exercised or expire within approximately seven years from contract inception. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $0.9 million and $0.8 million, respectively, in connection with the Bayer Collaboration Agreement. As of March 31, 2026 and December 31, 2025, the Company recorded deferred revenue of $33.4 million and $34.6 million, respectively, in connection with the Bayer Collaboration Agreement.

Novartis Collaboration Agreement

On March 27, 2023, the Company and Novartis entered into a collaboration and license agreement (the “Novartis Collaboration Agreement”), pursuant to which the parties agreed to perform research and discovery activities under a mutually agreed upon research plan during a research term of up to a specified number of years per target program to generate compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint steering committee.

In November 2025, Novartis provided the Company with a notice of termination of the Novartis Collaboration Agreement in its entirety, effective in February 2026 after a contractual 90-day notice period. Management exercised significant judgment in concluding that the notice of termination should be accounted for as a contract modification in the fourth quarter of 2025, as the notice of termination reduces the scope of the arrangement. Management concluded that the notice of termination substantively removed all remaining performance obligations, including remaining material rights, as of the date of the notice as Novartis did not benefit from any remaining activities performed during the notice period and the likelihood of exercising any remaining options was remote. As a result, the Company recognized the remaining unrecognized transaction price as revenue on the date of the notice of termination.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of zero and $1.4 million, respectively, in connection with the Novartis Collaboration Agreement. As of March 31, 2026 and December 31, 2025, the Company recorded deferred revenue of zero and zero, respectively, in connection with the Novartis Collaboration Agreement.

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

As of March 31, 2026, the combined licenses and research and discovery performance obligation is complete, and all revenue allocated to the combined licenses and research and discovery performance obligation has been recognized. The Company did not recognize any revenue in connection with the Ionis Agreements during the three months ended March 31, 2026 and 2025. As of March 31, 2026, and December 31, 2025, the Company recorded deferred revenue of $3.8 million and $3.8 million, respectively, in connection with the Ionis Agreements. The remaining revenue allocated to material rights is recorded as deferred revenue and the Company expects to recognize revenue upon exercise of or upon expiry of the respective option after approximately four to seven years from contract execution.

Genentech Collaboration Agreement

On February 21, 2020, the Company entered into a Discovery Collaboration and License Agreement, as amended from time to time (as amended, the “Genentech Collaboration Agreement”), with Genentech. The collaboration focused on the discovery and development of Bicycle peptides directed to biological targets selected by Genentech and aimed at developing up to four potential development candidates against multiple immuno-oncology targets (“Genentech

Collaboration Programs” #1 through #4) suitable for Genentech to advance into further development and commercialization, governed by a joint research committee. Under the Genentech Collaboration Agreement, Genentech also had the option to have the Company perform initial pre-clinical development and optimization activities in exchange for an additional specified milestone payment in the mid single-digit millions for each Genentech Collaboration Program (the “LSR Go Option”).

In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company recognized revenue of $7.5 million during the three months ended March 31, 2025. In July 2025, Genentech provided the Company with a notice of termination of the Genentech Collaboration Agreement, effective in August 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of zero and $7.7 million, respectively, in connection with the Genentech Collaboration Agreement. As of March 31, 2026 and December 31, 2025, the Company recorded zero and zero, respectively, of deferred revenue in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	March 31,
	2026	Additions	Deductions	Rates	2026
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$34,629	$180	$(887)	$(563)	$33,359
Ionis collaboration deferred revenue	3,840	—	—	(64)	3,776
Total deferred revenue	$38,469	$180	$(887)	$(627)	$37,135

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$960	$(8,920)	$2,629	$34,629
Novartis collaboration deferred revenue	44,073	—	(46,985)	2,912	—
Ionis collaboration deferred revenue	3,587	—	—	253	3,840
Genentech collaboration deferred revenue	14,038	—	(14,681)	643	—
Total deferred revenue	$101,658	$960	$(70,586)	$6,437	$38,469

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at March 31, 2026 or December 31, 2025.

As of March 31, 2026, the Bayer and Ionis deferred revenue balances include $31.1 million and $3.8 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three months ended March 31, 2026 and 2025, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$887	$2,464
Revenue recognized based on contract modifications and expiration of material rights	—	7,513
Total	$887	$9,977

9. Income taxes

During the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $0.2 million and an income tax benefit of $1.1 million, respectively. The Company is subject to corporate taxation in the U.K. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes recognized during the three months ended March 31, 2026 and 2025, represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the deferred tax assets in the U.K. as of March 31, 2026 and December 31, 2025. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the deferred tax assets in the United States.

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

10. Commitments and contingencies

Leases

In January 2023, the Company entered into a lease agreement for office and laboratory space in Cambridge, Massachusetts. The Company concluded that the lease term was three years, representing the non-cancelable lease period. The lease expired in March 2026.

In December 2021, the Company entered into a lease of office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years but could be cancelled by the Company on the fifth anniversary of the lease commencement date. The Company concluded that the initial lease term was five years, representing the non-cancelable lease period. In December 2025, the Company entered into a deed of variation to the lease, pursuant to which (i) the Company elected not to cancel the lease on the fifth anniversary of the lease commencement date and (ii) the annual rent was increased effective in December 2026, payable quarterly in advance following a nine-month rent-free period from December 2026 to September 2027. The Company accounted for the deed of variation as a modification to the existing lease and remeasured the ROU asset and lease liability based on the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate, and recognized an additional right-of-use asset and lease liability of $12.4 million on the modification date. The Company has a contractual right to renew the lease for a further ten-year period, which also may be cancelled after five years.

In September 2017, the Company entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In March 2022, the Company notified the landlord of its intent to exercise its option to extend the lease, originally set to expire on December 31, 2022, for a successive period through December 31, 2027. In May 2022, the lease was extended.

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of March 31, 2026 and December 31, 2025, the Company recorded finance lease right-of-use assets of $0.8 million and $0.8 million, respectively, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company recorded finance lease liabilities of $0.8 million and $0.9 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets. During the three months ended March 31, 2026, the Company also entered into an agreement that contains a lease for property and equipment that has not yet commenced with a contractual period of two years and aggregate payments of approximately $5.2 million.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$1,352	$1,251
Variable lease cost	853	798
Finance lease cost:
Amortization of finance lease right-of-use assets	55	52
Interest on finance lease liabilities	19	22
Total finance lease cost	$74	$74

The weighted average remaining operating lease term was 5.3 years and 1.8 years as of March 31, 2026 and 2025, respectively, and the weighted average operating lease discount rate was 6.3% and 7.7% as of March 31, 2026 and 2025, respectively. The weighted average remaining finance lease term was 3.5 years and 4.5 years as of March 31, 2026 and 2025, respectively, and the weighted average finance lease discount rate was 9.5% and 9.5% as of March 31, 2026 and 2025, respectively.

The following table summarizes the maturities of the Company’s lease liabilities as of March 31, 2026 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	1,919	202
2027	2,839	269
2028	3,593	270
2029	3,593	202
2030	3,593	—
2031	2,473	—
Present value adjustment	(2,879)	(132)
Total lease liabilities	15,131	811
Less: current lease liabilities	(1,257)	(206)
Long term lease liabilities	$13,874	$605

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of March 31, 2026. As of March 31, 2026, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

11. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(60,825)	$(60,754)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,683,471	69,196,945
Net loss per share, basic and diluted	$(0.87)	$(0.88)

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

	March 31,
	2026	2025
RSUs	2,905,875	1,974,801
Options to purchase ordinary shares	10,881,345	10,227,671
	13,787,220	12,202,472

12. Segments and geographic information

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Collaboration revenue	$887	$9,977
Significant segment expenses
Research and development:
Zelenectide pevedotin (Nectin-4 BDC)	21,064	32,347
Nuzefatide pevedotin (EphA2 BDC)	2,521	2,518
BT1702 (MT1-MMP BRC)	220	—
Bicycle tumor-targeted immune cell agonists	535	1,127
Discovery, platform and other expense	7,912	8,648
Employee and contractor related expenses	17,790	17,586
Share-based compensation	2,949	4,352
Facility expenses	1,945	1,787
Research and development incentives and government grants	(6,035)	(9,307)
Total research and development	48,901	59,058
General and administrative:
Personnel-related costs	7,662	7,050
Professional and consulting fees	3,395	6,428
Other general and administrative costs	2,537	2,193
Share-based compensation	3,981	5,253
Effect of foreign exchange rates	(107)	199
Total general and administrative	17,468	21,123
Total significant segment expenses	66,369	80,181
Other segment items(1)	4,657	9,450
Segment net loss	$(60,825)	$(60,754)
(1)	Other segment items include interest and other income, interest expense, and provision for (benefit from) income taxes.

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

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	March 31,	December 31,
	2026	2025
United States	$283	$863
United Kingdom	19,986	21,044
	$20,269	$21,907

The Company’s collaboration revenue is attributed to the operations of the Company in the United Kingdom.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and consolidated results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report and our audited financial statements and related notes for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including statements of our plans, objectives, expectations and intentions, contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Forward-Looking Statements.”

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

Our internal programs are focused on oncology indications with high unmet medical need. Our product candidate, nuzefatide pevedotin (formerly BT5528), is a Bicycle Drug Conjugate, or a BDC® molecule, whereby the Bicycle molecules are chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating nuzefatide pevedotin, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, and carrying a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and clinical activity in patients with advanced solid tumors and an ongoing company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma. The ongoing company-sponsored Phase II clinical trial commenced recruiting patients in the first quarter of 2026 and we announced that the first patient was dosed in April 2026.

We are also developing BT1702, a Bicycle Radioconjugate, or BRC®, molecule targeting Membrane Type 1 matrix metalloproteinase, or MT1-MMP, and carrying a lead-212, or 212Pb, radioisotope payload for theranostic use. We are currently conducting Investigational New Drug application, or IND, -enabling activities for BT1702. We are also developing Bicycle Imaging Agents, or BIA molecules. In a BIA molecule a Bicycle molecule is linked to a chelated radiopharmaceutical imaging agent. We are using BIA molecules to potentially derisk novel targets prior to further clinical development and to efficiently triage cancer indications for subsequent treatment with both BRC and/or BDC molecules. Our discovery pipeline in oncology includes next-generation BDC molecules, BRC molecules and BIA molecules.

Zelenectide pevedotin, a BDC molecule targeting Nectin-4, is being evaluated in an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity in patients with Nectin-4 expressing advanced malignancies, an ongoing Phase II/III registrational trial called Duravelo-2 evaluating zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we are converting the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and have deprioritized the program for internal development while we evaluate next steps for zelenectide pevedotin following preliminary feedback from regulatory agencies. In addition, as part of the strategic reprioritization, we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. Further enrollment in these trials is closed and patients already enrolled will complete their course of treatment.

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

In April 2026, we announced Phase I/II clinical results for nuzefatide pevedotin in combination with nivolumab in patients with metastatic urothelial cancer at the American Association for Cancer Research, or AACR, Annual Meeting 2026. We also announced preclinical assessments of nuzefatide pevedotin anti-tumor activity in xenograft models of pancreatic ductal adenocarcinoma and head and neck squamous cell carcinoma. Also, additional human imaging data of a BIA molecule targeting EphA2 in patients with pancreatic ductal adenocarcinoma was presented by the German Cancer Consortium, or DKTK, at the AACR Annual Meeting 2026.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

2026 Strategic Reprioritization

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. In connection with the strategic reprioritization, we announced a workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect the workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $7.2 million, $4.2 million of which was recognized during the three months ended March 31, 2026.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and loan borrowings. From our inception through March 31, 2026, we have received gross proceeds of $1.4 billion from the sale of equity securities; and $239.8 million of cash payments under collaboration arrangements, including $46.4 million from Bayer Consumer Care AG, or Bayer, $53.0 million from Novartis Pharma AG, or Novartis, $49.7 million from Ionis Pharmaceuticals, Inc., or Ionis, and $56.0 million from Genentech Inc., or Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $60.8 million and $60.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $960.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of March 31, 2026, we had cash and cash equivalents of $559.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” and “—Capital Resources and Funding Requirements.”

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

Through our subsidiaries in the U.K., we receive reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the Small and Medium-sized Enterprise, or SME, R&D Tax Relief program with a merged research and development expenditure credit scheme, or RDEC, and an enhanced research and development intensive support scheme, or ERIS. The Finance Act 2024 provides for a cash rebate that may be claimed of 26.97% of qualifying expenditure if we qualify as R&D intensive for an accounting period. We qualified as R&D intensive for the year ended December 31, 2025 and we expect to qualify as R&D intensive for the year ended December 31, 2026.

The U.K. research and development tax credit is fully refundable to us after surrendering tax losses and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the U.K. research and development tax credit as a reduction to research and development expenses and is not reflected as part of the income tax provision. See Note 2. Summary of significant accounting policies – Research and development incentives and receivable included in this Quarterly Report for additional information on the U.K. research and development tax relief program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease in the near term as a result of our cost saving initiatives and our strategic reprioritization announced in March 2026. However, our research and development expenses will increase over the longer term if and as we continue the clinical development and seek to obtain marketing approval for our product candidates, initiate clinical trials for our product candidates and continue to discover and develop additional product candidates.

The successful development of our product candidates is highly uncertain and subject to numerous risks and uncertainties. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
Collaboration revenue	$887	$9,977	$(9,090)
Operating expenses:
Research and development	48,901	59,058	(10,157)
General and administrative	17,468	21,123	(3,655)
Total operating expenses	66,369	80,181	(13,812)
Loss from operations	(65,482)	(70,204)	4,722
Other income (expense):
Interest and other income	4,877	8,414	(3,537)
Interest expense	(48)	(51)	3
Total other income, net	4,829	8,363	(3,534)
Net loss before income tax provision	(60,653)	(61,841)	1,188
Provision for (benefit from) income taxes	172	(1,087)	1,259
Net loss	$(60,825)	$(60,754)	$(71)

Collaboration Revenue

Collaboration revenue decreased by $9.1 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to decreases of $7.7 million from our collaboration with Genentech, which was terminated effective August 2025 and $1.4 million from our collaboration with Novartis, which was terminated effective February 2026.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4 BDC)	$21,064	$32,347	$(11,283)
Nuzefatide pevedotin (EphA2 BDC)	2,521	2,518	3
BT1702 (MT1-MMP BRC)	220	—	220
Bicycle tumor-targeted immune cell agonists	535	1,127	(592)
Discovery, platform and other expense	7,912	8,648	(736)
Employee and contractor related expenses	17,790	17,586	204
Share-based compensation	2,949	4,352	(1,403)
Facility expenses	1,945	1,787	158
Research and development incentives and government grants	(6,035)	(9,307)	3,272
Total research and development expenses	$48,901	$59,058	$(10,157)

Research and development expenses decreased by $10.2 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to decreases of $11.3 million in clinical program expenses for zelenectide pevedotin as the dose selection portion of the Duravelo-2 clinical trial was fully enrolled throughout the three months ended March 31, 2026, resulting in decreased expense, and $1.4 million in share-based compensation primarily due to impact of our workforce reductions announced in August 2025 and March 2026. These decreases were offset by $3.3 million of lower research and development incentives associated with the corresponding reduction in qualifying research and development expenses period over period. In addition, for the three months ended March 31, 2026, we recognized $3.3 million of employee and contractor related expenses for severance and other employee termination benefits associated with our workforce reduction announced in March 2026.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through March 31, 2026, we have incurred approximately $304.5 million and $59.7 million of direct external expenses for the development of zelenectide pevedotin and nuzefatide pevedotin, respectively, since their candidate nominations, an aggregate of $0.2 million for the development of BT1702 since its candidate nomination, and an aggregate of $51.8 million of direct external expenses for the development of our two named Bicycle TICA candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Personnel-related costs	$7,662	$7,050	$612
Professional and consulting fees	3,395	6,428	(3,033)
Other general and administration costs	2,537	2,193	344
Share-based compensation	3,981	5,253	(1,272)
Effect of foreign exchange rates	(107)	199	(306)
Total general and administrative expenses	$17,468	$21,123	$(3,655)

General and administrative expenses decreased by $3.7 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease is primarily due to decreases of $3.0 million in professional and consulting fees primarily associated with decreased legal and consulting fees period over period, and $1.3 million in share-based compensation primarily due to the workforce reductions announced in August 2025 and March 2026. In addition, in the three months ended March 31, 2026, we recognized $0.9 million of personnel-related costs for severance and other employee termination benefits associated with our workforce reduction announced in March 2026.

Other Income, net

Other income, net decreased by $3.5 million in the three months ended March 31, 2026 compared to the three months ended March 31. 2025, which was primarily due to a decrease in interest income of $3.5 million due to lower average interest rates as well as lower cash and cash equivalents balances period over period.

Provision for (Benefit from) Income Taxes

The provision for income taxes of $0.2 million for the three months ended March 31, 2026, is primarily the result of the reversal of deferred tax assets for share-based payments resulting from our March 2026 workforce reduction. The benefit from income taxes of $1.1 million for the three months ended March 31, 2025, is primarily the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through March 31, 2026, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of equity securities; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and loan borrowings.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(65,925)	$(86,370)
Net cash used in investing activities	(713)	(604)
Net cash used in financing activities	(54)	(41)
Effect of exchange rate changes on cash	(1,944)	468
Net decrease in cash, cash equivalents and restricted cash	$(68,636)	$(86,547)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $65.9 million as compared to $86.4 million for the three months ended March 31, 2025. The decrease in cash used in operations of $20.4 million is primarily due to a decrease in cash payments for clinical program activities, primarily related to clinical trials for zelenectide pevedotin as the dose selection portion of the Duravelo-2 clinical trial was fully enrolled throughout the three months ended March 31, 2026, resulting in reduced cash payments, and the prior year included higher payments associated with the initiation of the Phase I/II clinical trial for zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer.

Investing Activities

During the three months ended March 31, 2026 and 2025, we used $0.7 million and $0.6 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During the three months ended March 31, 2026 and 2025, net cash used in financing activities was $0.1 million and $41,000, respectively, primarily consisting of principal payments on finance lease obligations.

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

The following table summarizes our contractual obligations as of March 31, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 years to 5 years	5 years

	(in thousands)
Operating lease commitments(1)	$18,010	$2,124	$7,126	$7,186	$1,574
Finance lease commitments(2)	943	269	539	135	—
Total	$18,953	$2,393	$7,665	$7,321	$1,574
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2026. We have one office and laboratory lease in Massachusetts, U.S. under an operating lease with a lease term through December 2027.
(2)	Amounts in the table above exclude payments related to an agreement that contains a lease for property and equipment that has not yet commenced with a contractual period of two years and aggregate payments of approximately $5.2 million.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of March 31, 2026. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving these milestones.

As of March 31, 2026, we had cash and cash equivalents of $559.5 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Global trade disruption, volatility in the capital markets and continued uncertainty may contribute to a general global economic slowdown or recession. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. In addition, current or future tariffs or other trade barriers may result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, in the future increased inflation rates and macroeconomic turmoil may adversely affect us by increasing our costs and the costs of our CMOs and other suppliers. In addition, our labor and research and development costs may increase due to supply chain constraints, consequences associated with geopolitical conflicts, wars, worsening global macroeconomic conditions, including those resulting from changes in global trade policies, or other factors, which may result in additional stress on our working capital resources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report, which was filed with the SEC on March 17, 2026. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report, there have been no significant changes to our critical accounting estimates from those described in our 2025 Annual Report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of March 31, 2026, we had cash and cash equivalents of $559.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in short-term highly liquid securities that maintain a stable net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange gain of $0.1 million for the three months ended March 31, 2026 and a foreign exchange loss of $0.2 million for the three months ended March 31, 2025.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. The following information about these risks and uncertainties, together with the other information appearing elsewhere in this Quarterly Report, and our 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 17, 2026, including our consolidated financial statements and related notes thereto, should be carefully considered before a decision to invest in our American Depositary Shares, or ADSs. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. In these circumstances, the market price of our ADSs could decline and holders of our ADSs may lose all or part of their investment. We cannot provide assurance that any of the events discussed below will not occur.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $60.8 million and $60.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $960.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $559.5 million as of March 31, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Within our BDC programs, we are evaluating nuzefatide pevedotin (formerly BT5528), a BDC molecule that targets Ephrin type-A receptor 2, or EphA2 and carries a MMAE cytotoxin payload, in an ongoing, company-sponsored Phase I/II clinical trial to assess safety, pharmacokinetics and preliminary clinical activity in patients with advanced malignancies historically associated with EphA2 expression as well as an ongoing, company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma. In addition, IND-enabling activities are currently ongoing for BT1702, a theranostic BRC molecule targeting MT1-MMP and carrying a 212Pb radioisotope payload. There can be no assurance our BDC or BRC molecules will ever demonstrate evidence of safety or effectiveness for any use or receive regulatory approval in the United States, the European Union, or any other country in any indication. Even if clinical trials show positive results, there can be no assurance that the FDA in the United States, or the European Commission, whose decision is based on an opinion from the EMA in Europe or similar regulatory authorities will approve our BDC or BRC molecules or any of our other product candidates for any given indication for several potential reasons, including the failure to follow Good Clinical Practice, or GCP, a negative assessment of the risks and benefits, insufficient product quality control and standardization, failure to have Good Manufacturing Practices, or GMP, compliant manufacturing facilities, or the failure to agree with regulatory authorities on clinical endpoints.

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

Moreover, following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the United Kingdom adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the U.K. regulatory framework for clinical trials into closer alignment with the EU’s CTR. The amendment became applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the CTR, divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

In connection with clinical trials of our product candidates, we face a number of risks, including risks that:

●	a product candidate is ineffective, inferior or a rigorous comparison cannot be made to existing approved products for the same indications;

●	a product candidate causes or is associated with unacceptable toxicity or has unacceptable side effects;

●	patients may die or suffer adverse effects for reasons that may or may not be related to the product candidate being tested;

●	the results may not confirm the positive results of earlier trials;

●	the FDA’s view around product approval and regulatory pathway may change;

●	the results may not meet the level of statistical significance required by the FDA, the EMA or the European Commission or other relevant regulatory authorities to establish the safety and efficacy of our product candidates for continued trial or strategy for marketing approval; and

●	our collaborators may be unable or unwilling to perform under their contracts.

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

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the Phase II/III Duravelo-2 clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we are converting the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and have deprioritized the program for internal development while we evaluate next steps for zelenectide pevedotin following preliminary feedback from regulatory agencies. In addition, as part of the strategic reprioritization, we plan to discontinue the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. Further enrollment in these trials is closed and patients already enrolled will complete their course of treatment.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is also increased uncertainty as to how the FDA and other regulatory agencies will review and regulate our products.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of companies are developing programs for the targets that we are exploring for our BDC programs, including, but not limited to, for EphA2, Tianjin Conjustar Biologics Co., Ltd. and Stemline Therapeutics, and for Nectin-4, Pfizer Inc. (formerly Seagen, acquired by Pfizer Inc. in December 2023) which has a marketed Nectin-4 antibody-drug conjugate, Eli Lilly and Company, and Mabwell Therapeutics, Inc. Furthermore, many companies are developing programs for radiopharmaceutical therapies.

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

Moreover, efforts by governments and payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate reimbursement for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drugs. For example, HHS imposes rebates on certain Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Additionally, we are subject to U.S. state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the Anti-Kickback Statute and FCA, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. Certain states and local jurisdictions also require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to significant penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For further information concerning additional data privacy and security laws we may be subject to and our processing of personal data, see the risk factor titled “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenues or profits, and other adverse business consequences.”

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

Among policy makers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which was signed into law in 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for the health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored-

Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In addition, the U.S. Supreme Court recently greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Risks Related to Our Dependence on Third Parties

For certain product candidates, we depend, or may depend, on development and commercialization collaboration partners to develop, conduct clinical trials for, obtain regulatory approvals of, and if approved, commercialize product candidates. If such partnerships fail to perform as expected, the potential for us to generate future revenue from such product candidates would be significantly reduced and our business would be harmed.

For certain products candidates, we depend, or may depend, on our development and commercialization collaboration partners to develop, conduct clinical trials for, and, if approved, commercialize product candidates.

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

In addition, in conjunction with our strategic reprioritization announced in March 2026, we announced a workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect this workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $7.2 million.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through April 27, 2026, the trading price of our ADSs has ranged from $4.24 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of April 27, 2026, we had 50,373,281 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.9% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on March 31, 2026, the ordinary shares outstanding prior to the re-designation would have approximately 72% of the voting power and the former non-voting ordinary shares would represent approximately 28% of the voting power.

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

In addition, the Baker Entities, together with our executive officers and directors and other holders of greater than five percent of our outstanding ordinary shares, beneficially owned approximately 48% of our voting power as of April 27, 2026. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

As a group that carries out extensive research and development, or R&D, activities, we seek to benefit from the U.K. R&D tax credit regime. In respect of accounting periods in which we qualify as a SME and in which our relevant R&D expenditure represents 30% or more of the total relevant expenditure (meaning we also qualify as “R&D intensive” during such accounting period), we may, under this regime, surrender the trading losses that arise from our R&D activities for a cash rebate of up to 26.97% of qualifying R&D expenditure. Accordingly, if we cease to qualify as an R&D-intensive SME in the future, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive cash payments or other tax relief (under other provisions of the U.K. R&D tax credit regime) at a significantly lower rate than at present. Further, the regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that we do not (or the relevant expenditure does not) meet the technical conditions to be granted tax credits (or cash rebates), then such challenge or disallowance, if successful, could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the three months ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association, dated May 16, 2024 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 6, 2024).

10.1+	Employment Agreement, dated January 29, 2026, by and between Bicycle Therapeutics Inc. and Travis Thompson.

10.2+	Separation Agreement, dated January 29, 2026, by and between Bicycle Therapeutics Inc. and Alethia Young.

10.3+	Consulting Agreement, dated January 29, 2026, by and between Bicycle Therapeutics Inc. and Alethia Young.

10.4+	Employment Agreement, dated July 16, 2024, by and between Bicycle Therapeutics Inc. and Jennifer Perry.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

BICYCLE THERAPEUTICS PLC

Date: April 30, 2026	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Travis Thompson
Travis Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)