Form 10-Q
period 2026-06-30
BICYCLE THERAPEUTICS PLC
filed 2026-07-30
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had 50,554,927 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our pipeline programs for our Bicycle® Drug Conjugates, or BDC® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals, including communications with and feedback from the FDA and other regulatory agencies;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of the United States, England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements, share performance and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements or partnerships;

ii

●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our hiring plans and our ability to attract and retain qualified employees and key personnel;
●	our ability to effectively manage our potential growth;
●	our estimates regarding expected future cost savings and charges associated with our strategic reprioritization and workforce reduction announced in March 2026;
●	our expected qualification as R&D intensive for the year ended December 31, 2026, under the Finance Act 2024;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$510,052	$628,110
Prepaid expenses and other current assets	17,765	19,181
Research and development incentives receivable	47,419	35,594
Total current assets	575,236	682,885
Property and equipment, net	4,695	6,021
Operating lease right-of-use assets	13,979	15,886
Other assets	12,668	12,805
Total assets	$606,578	$717,597
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,662	$9,669
Accrued expenses and other current liabilities	39,094	44,354
Deferred revenue, current portion	2,879	2,961
Total current liabilities	47,635	56,984
Operating lease liabilities, net of current portion	13,680	14,096
Deferred revenue, net of current portion	34,077	35,508
Other long‑term liabilities	931	1,032
Total liabilities	96,323	107,620
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 163,361,109 and 159,685,229 shares authorized on June 30, 2026 and December 31, 2025, respectively; 69,814,145 and 69,367,896 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	900	894
Additional paid-in capital	1,525,680	1,512,339
Accumulated other comprehensive loss	(5,416)	(3,505)
Accumulated deficit	(1,010,909)	(899,751)
Total shareholders’ equity	510,255	609,977
Total liabilities and shareholders’ equity	$606,578	$717,597

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration revenue	$629	$2,920	$1,516	$12,897
Operating expenses:
Research and development	41,160	71,029	90,061	130,087
General and administrative	14,028	18,493	31,496	39,616
Total operating expenses	55,188	89,522	121,557	169,703
Loss from operations	(54,559)	(86,602)	(120,041)	(156,806)
Other income (expense):
Interest and other income	4,360	7,473	9,237	15,887
Interest expense	(44)	(54)	(92)	(105)
Total other income, net	4,316	7,419	9,145	15,782
Net loss before income tax provision	(50,243)	(79,183)	(110,896)	(141,024)
Provision for (benefit from) income taxes	90	(231)	262	(1,318)
Net loss	$(50,333)	$(78,952)	$(111,158)	$(139,706)
Net loss per share, basic and diluted	$(0.72)	$(1.14)	$(1.59)	$(2.02)
Weighted average ordinary shares outstanding, basic and diluted	69,804,828	69,252,009	69,744,485	69,224,629

Comprehensive loss:
Net loss	$(50,333)	$(78,952)	$(111,158)	$(139,706)
Other comprehensive income (loss):
Foreign currency translation adjustment	(137)	(1,902)	(1,911)	(3,482)
Total comprehensive loss	$(50,470)	$(80,854)	$(113,069)	$(143,188)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	69,367,896	$894	$1,512,339	$(3,505)	$(899,751)	$609,977
Issuance of ADSs upon exercise of share options	3,861	—	7	—	—	7
Issuance of ADSs upon settlement of restricted share units	335,269	5	—	—	—	5
Share-based compensation expense	—	—	6,930	—	—	6,930
Foreign currency translation adjustment	—	—	—	(1,774)	—	(1,774)
Net loss	—	—	—	—	(60,825)	(60,825)
Balance at March 31, 2026	69,707,026	899	1,519,276	(5,279)	(960,576)	554,320
Issuance of ADSs upon exercise of share options	2,920	—	—	—	—	—
Issuance of ADSs upon settlement of restricted share units	104,199	1	—	—	—	1
Share-based compensation expense	—	—	6,404	—	—	6,404
Foreign currency translation adjustment	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(50,333)	(50,333)
Balance at June 30, 2026	69,814,145	$900	$1,525,680	$(5,416)	$(1,010,909)	$510,255

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	69,061,418	$890	$1,472,842	$119	$(680,791)	$793,060
Issuance of ADSs upon settlement of restricted share units	140,937	2	—	—	—	2
Share-based compensation expense	—	—	9,605	—	—	9,605
Foreign currency translation adjustment	—	—	—	(1,580)	—	(1,580)
Net loss	—	—	—	—	(60,754)	(60,754)
Balance at March 31, 2025	69,202,355	892	1,482,447	(1,461)	(741,545)	740,333
Issuance of ADSs upon settlement of restricted share units	51,589	1	—	—	—	1
Share-based compensation expense	—	—	9,435	—	—	9,435
Foreign currency translation adjustment	—	—	—	(1,902)	—	(1,902)
Net loss	—	—	—	—	(78,952)	(78,952)
Balance at June 30, 2025	69,253,944	$893	$1,491,882	$(3,363)	$(820,497)	$668,915

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(111,158)	$(139,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,334	19,040
Depreciation and amortization	2,196	3,330
Deferred income tax provision (benefit)	85	(1,647)
Changes in operating assets and liabilities:
Research and development incentives receivable	(12,556)	(20,781)
Prepaid expenses and other assets	660	(8,571)
Operating lease right‑of‑use assets	1,699	2,235
Accounts payable	(3,897)	1,080
Accrued expenses and other current liabilities	(2,950)	972
Operating lease liabilities	(1,994)	(2,656)
Deferred revenue	(950)	(12,452)
Net cash used in operating activities	(115,531)	(159,156)
Cash flows from investing activities:
Purchases of property and equipment	(978)	(1,102)
Net cash used in investing activities	(978)	(1,102)
Cash flows from financing activities:
Proceeds from the exercise of share options and settlement of restricted share units	13	3
Payments of finance lease obligations	(117)	(89)
Net cash used in financing activities	(104)	(86)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,993)	2,275
Net decrease in cash, cash equivalents and restricted cash	(118,606)	(158,069)
Cash, cash equivalents and restricted cash at beginning of period	628,715	880,067
Cash, cash equivalents and restricted cash at end of period	$510,109	$721,998
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$510,052	$721,451
Restricted cash in prepaid expenses and other current assets	—	547
Restricted cash in other assets	57	—
Total cash, cash equivalents and restricted cash	$510,109	$721,998
Supplemental disclosure of cash flow information
Cash paid for interest on finance lease obligations	$43	$44
Cash paid for (received from) income taxes	$406	$(1,121)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,468	$2,956
Changes in purchases of property and equipment in accounts payable and accrued expenses	$(39)	$271

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

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $510.1 million.

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

The Company has incurred recurring losses since inception, including net losses of $50.3 million and $111.2 million for the three and six months ended June 30, 2026, respectively, and $79.0 million and $139.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $1.0 billion. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and research and development incentives receivable, share-based compensation expense, valuation of right-of-use assets and lease liabilities and income taxes, including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, and the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program with a merged research and development expenditure credit scheme (“RDEC”) and an enhanced research and development intensive support scheme (“ERIS”). The Finance Act 2024 also restricts the tax relief that can be claimed for expenditures incurred on contracted out R&D activities or externally provided workers, where such contracted out activities are not carried out in the U.K. or such workers are not subject to UK payroll taxes. The Finance Act 2024 provides for a cash rebate that may be claimed under the ERIS scheme for 26.97% of qualifying expenditure if the Company qualifies as “R&D intensive” for an accounting period (broadly, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for that accounting period). The Company qualified as R&D intensive for the year ended December 31, 2025, and expects to continue to qualify as R&D intensive for the year ended December 31, 2026. Going forward, if the Company no longer qualifies as an R&D-intensive SME during an accounting period, the Company will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

The Company recognizes income from research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on the Company generating future taxable income, the Company’s ongoing tax status or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $6.5 million and $12.5 million during the three and six months ended June 30, 2026, respectively, and $11.5 million and $20.8 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had research and development incentives receivable of $47.4 million and $35.6 million, respectively.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash equivalents of $359.4 million and $364.2 million, respectively, consisting of money market funds, which are considered Level 1 assets. As of each of June 30, 2026 and December 31, 2025, there were no other assets or liabilities measured at fair value on a recurring basis.

As of December 31, 2025, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts that expired in March 2026, which is included within prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of December 31, 2025.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$17,472	$17,564
Leasehold improvements	12,414	12,031
Finance lease right-of-use assets	1,089	1,106
Computer equipment and software	687	634
Furniture and office equipment	853	864
	32,515	32,199
Less: Accumulated depreciation and amortization	(27,820)	(26,178)
	$4,695	$6,021

Depreciation and amortization expense was $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $3.3 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense included amortization expense related to property and equipment obtained under finance leases of $0.1 million and $0.1 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$10,003	$17,000
Accrued external research and development expenses	25,699	20,493
Accrued professional fees	2,251	3,969
Current portion of operating lease liabilities	770	2,551
Current portion of finance lease liabilities	211	205
Other	160	136
	$39,094	$44,354

In March 2026, the Company announced the strategic reprioritization of its clinical portfolio to focus on its promising pipeline of next-generation therapeutics, including nuzefatide pevedotin (formerly BT5528), as well as next-generation Bicycle conjugates, including Bicycle Radioconjugates (“BRC®” molecules). In conjunction with the strategic reprioritization, the Company announced a workforce reduction of approximately 30% of its workforce (the “March 2026 Workforce Reduction”). The Company expects the March 2026 Workforce Reduction to be substantially completed by the end of 2026 and to recognize aggregate charges for severance and other employee termination benefits of approximately $6.5 million. During the three and six months ended June 30, 2026, the Company recognized expenses related to severance and other employee termination benefits of $1.3 million and $5.5 million, respectively, of which $0.9 million and $4.2 million, respectively, were included in research and development expenses and $0.4 million and $1.3 million, respectively, were included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Of the charges recognized during the six months ended June 30, 2026, $3.3 million represented cash expenditure for severance and other employee termination benefits paid during the period, and the remaining $2.2 million in unpaid severance and other employee benefits are included in accrued employee compensation and benefits within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2026. In addition, the Company recognized $0.6 million and $3.9 million in external research and development expenses for contract termination costs during the three and six months ended June 30, 2026, respectively, all of which were paid during the six months ended June 30, 2026.

In August 2025, the Company announced cost reduction initiatives to reduce planned operating costs, primarily through a workforce reduction, which was substantially completed during the year ended December 31, 2025 (the “August 2025 Workforce Reduction”). As of December 31, 2025, the Company had a remaining liability of $0.3 million related to unpaid severance and other employee termination benefits associated with the August 2025 Workforce Reduction, all of which were paid during the six months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company had not declared any dividends.

As of June 30, 2026 and December 31, 2025, the Company’s authorized share capital consisted of 163,361,109 and 159,685,229 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of June 30, 2026, there were 50,376,201 ordinary shares issued and outstanding and 19,437,944 non-voting ordinary shares issued and outstanding.

7. Share-based compensation

Equity plans

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

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of June 30, 2026, there were 1,092,894 shares available for future issuance under the 2024 Inducement Plan.

As of June 30, 2026, there were options to purchase 407,106 shares outstanding under the 2024 Inducement Plan.

2020 Equity Incentive Plan

In June 2020, the Company’s shareholders first approved the 2020 Plan, under which the Company may grant market value options, market value share appreciation rights or restricted shares, RSUs, performance RSUs and other share-based awards to the Company’s employees. The Company’s non-employee directors and consultants are eligible to receive awards under the 2020 Non-Employee Sub-Plan to the 2020 Plan. All awards under the 2020 Plan, including the 2020 Non-Employee Sub-Plan, will be set forth in award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms, change of control provisions and post-termination exercise limitations. In the event of a change of control of the Company, as defined in the 2020 Plan, any outstanding awards under the 2020 Plan will vest in full immediately prior to such change of control.

The ordinary shares reserved for future issuance under the 2020 Plan includes shares subject to option contracts that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”), and those that were granted prior to the Company’s initial public offering (“IPO”), that may become available for issuance if all or any part of an option contract expires, lapses or is terminated, exchanged for cash, surrendered, repurchased or cancelled without having been fully exercised or is withheld to satisfy a tax withholding obligation or to satisfy a purchase or exercise price of an option. The number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on January 1 of each year through (and including) January 1, 2032, in an amount equal to 5% of the Company’s total issued share capital outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors (the “Evergreen Increase”). Pursuant to the Evergreen Increase, on January 1, 2026, the number of ordinary shares reserved for issuance under the 2020 Plan was increased by 3,468,394 shares. As of June 30, 2026, there were 3,067,827 ordinary shares available for issuance under the 2020 Plan.

Share options granted under the 2020 Plan have a 10-year contractual life and generally vest over either (i) a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the balance thereafter in 36 equal monthly installments for employees and consultants, or (ii) a three-year service period in three equal annual installments for new non-employee director grants. Certain options granted to the Company’s non-employee directors vest over a one-year service period in four equal quarterly installments.

The Company grants RSUs to certain employees, non-employee directors and consultants under the 2020 Plan. Each RSU represents the right to receive one of the Company’s ordinary shares upon vesting. RSUs granted to employees and consultants vest over a four-year service period with 25% of the award vesting on the first anniversary of the vesting commencement date and the remaining RSUs vesting in 12 equal quarterly installments. RSUs granted to the Company’s non-employee directors either vest over a three-year service period in three equal annual installments for new non-employee director grants or over a one-year service period in four equal quarterly installments. The Company may also, in its sole discretion, provide for deferred settlement of RSUs granted to the Company’s non-employee directors.

As of June 30, 2026, there were options to purchase 8,150,177 shares outstanding and RSUs for 2,667,305 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of June 30, 2026, there were options to purchase 1,691,608 shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased granting awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each year through (and including) January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2026. As of June 30, 2026, the total number of shares available for issuance under the ESPP was 2,437,671 ordinary shares. As of June 30, 2026, there have been no offering periods to employees under ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development expenses	$2,624	$4,153	$5,573	$8,505
General and administrative expenses	3,780	5,282	7,761	10,535
	$6,404	$9,435	$13,334	$19,040

Share options

The following table summarizes the Company’s option activity since December 31, 2025:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	9,803,106	$20.40	6.22	$2,680
Granted	1,388,944	6.92	—	—
Exercised	(6,781)	1.10	—	—
Forfeited	(439,401)	16.29	—	—
Outstanding as of June 30, 2026	10,745,868	$18.85	5.90	$1,534
Vested and expected to vest as of June 30, 2026	10,745,868	$18.85	5.90	$1,534
Options exercisable as of June 30, 2026	7,563,424	$21.49	4.74	$1,534

The weighted average grant date fair value of share options granted during the six months ended June 30, 2026 and 2025 was $4.55 per share and $8.89 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was $13,553 and $29,067 for the three and six months ended June 30, 2026, respectively, and zero for each of the three and six months ended June 30, 2025, respectively.

The Company recorded share-based compensation expense for share options granted of $3.9 million and $8.3 million for the three and six months ended June 30, 2026, respectively, and $6.8 million and $13.6 million for the three and six months ended June 30, 2025, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.2%	4.0%	3.9%	4.3%
Expected volatility	66.2%	73.9%	70.1%	74.2%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.1	6.1	6.1

As of June 30, 2026, total unrecognized compensation expense related to unvested share options was $23.7 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2025	1,547,128	$15.40
Granted	1,917,665	7.07
Vested and settled	(439,468)	16.25
Vested and deferred(1)	(93,905)	8.45
Forfeited	(455,313)	9.16
Unvested outstanding at June 30, 2026	2,476,107	10.21
Vested but subject to deferred settlement at December 31, 2025(1)	97,293	16.42
Vested and deferred(1)	93,905	8.45
Vested but subject to deferred settlement at June 30, 2026(1)	191,198	12.51
Outstanding at June 30, 2026	2,667,305	$10.37
(1)	The Company has granted certain RSUs to the Company’s non-employee directors which provide for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three and six months ended June 30, 2026 was $0.8 million and $3.3 million, respectively, and during the three and six months ended June 30, 2025 was $0.5 million and $2.7 million, respectively.

Total share-based compensation expense for RSUs granted was $2.5 million and $5.0 million for the three and six months ended June 30, 2026, respectively, and was $2.7 million and $5.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $21.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

8. Significant agreements

For the three and six months ended June 30, 2026 and 2025, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration revenue
Bayer	$629	$1,009	$1,516	$1,857
Novartis	—	1,491	—	2,896
Genentech	—	420	—	8,144
Total collaboration revenue	$629	$2,920	$1,516	$12,897

Except as otherwise disclosed below, there have been no material changes to the contractual terms, or the associated accounting treatments for recognizing revenue, of the Company’s significant agreements during the three and six months ended June 30, 2026 and 2025. Please refer to Note 9. “Significant agreements” to the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s 2025 Annual Report for further details on the Company’s significant agreements.

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
$40,219

During the three and six months ended June 30, 2026, the Company recognized revenue of $0.6 million and $1.5 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized revenue of

$1.0 million and $1.9 million, respectively, in connection with the Bayer Collaboration Agreement. As of June 30, 2026 and December 31, 2025, the Company recorded deferred revenue of $33.2 million and $34.6 million, respectively, in connection with the Bayer Collaboration Agreement. In July 2026, Bayer provided the Company with a notice of termination of the Bayer Collaboration Agreement, effective in September 2026. As a result, the Company expects to recognize the remaining deferred revenue under the arrangement of approximately $33.2 million in the third quarter of 2026.

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

The Company did not recognize any revenue in connection with the Novartis Collaboration Agreement during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized revenue of $1.5 million and $2.9 million, respectively, in connection with the Novartis Collaboration Agreement. As of each of June 30, 2026 and December 31, 2025, the Company recorded zero deferred revenue in connection with the Novartis Collaboration Agreement.

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

As of June 30, 2026, the combined licenses and research and discovery performance obligation is complete, and all revenue allocated to the combined licenses and research and discovery performance obligation has been recognized. The Company did not recognize any revenue in connection with the Ionis Agreements during the three and six months ended June 30, 2026 and 2025. As of each of June 30, 2026, and December 31, 2025, the Company recorded deferred revenue of $3.8 million in connection with the Ionis Agreements. The remaining revenue allocated to material rights is recorded as deferred revenue and the Company expects to recognize revenue upon exercise of or upon expiry of the respective option after approximately four to seven years from contract execution.

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

The Company did not recognize any revenue in connection with the Genentech Collaboration Agreement during either of the three or six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized revenue of $0.4 million and $8.1 million, respectively, in connection with the Genentech Collaboration Agreement. As of each of June 30, 2026 and December 31, 2025, the Company recorded zero deferred revenue in connection with the Genentech Collaboration Agreement.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	June 30,
	2026	Additions	Deductions	Rates	2026
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$34,629	$567	$(1,516)	$(506)	$33,174
Ionis collaboration deferred revenue	3,840	—	—	(58)	3,782
Total deferred revenue	$38,469	$567	$(1,516)	$(564)	$36,956

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$960	$(8,920)	$2,629	$34,629
Novartis collaboration deferred revenue	44,073	—	(46,985)	2,912	—
Ionis collaboration deferred revenue	3,587	—	—	253	3,840
Genentech collaboration deferred revenue	14,038	—	(14,681)	643	—
Total deferred revenue	$101,658	$960	$(70,586)	$6,437	$38,469

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at June 30, 2026 or December 31, 2025.

As of June 30, 2026, the Bayer and Ionis deferred revenue balances include $31.1 million and $3.8 million, respectively, allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and six months ended June 30, 2026 and 2025, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$629	$2,920	$1,516	$5,384
Revenue recognized based on contract modifications and expiration of material rights	—	—	—	7,513
Total	$629	$2,920	$1,516	$12,897

9. Income taxes

During the three and six months ended June 30, 2026, the Company recorded an income tax provision of $0.1 million and $0.3 million, respectively, and during the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $0.2 million and $1.3 million, respectively. The Company is subject to corporate taxation in the U.K. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The income tax provision recognized during the three and six months ended June 30, 2026 was primarily due to timing differences associated with discrete items for the settlement of RSUs. The benefit from income taxes recognized during the three and six months ended June 30, 2025 represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the deferred tax assets in the U.K. as of June 30, 2026 and December 31, 2025. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the deferred tax assets in the United States.

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

In December 2021, the Company entered into a lease of office and laboratory space in Cambridge, United Kingdom. The lease has a contractual period of 10 years, cancelable by the Company on the fifth anniversary of the lease commencement date. The Company concluded that the initial lease term was five years, representing the non-cancelable lease period. In December 2025, the Company entered into a deed of variation to the lease, pursuant to which (i) the Company elected not to cancel the lease on the fifth anniversary of the lease commencement date and (ii) the annual rent was increased effective in December 2026, payable quarterly in advance following a nine-month rent-free period from December 2026 to September 2027. The Company accounted for the deed of variation as a modification to the existing lease and remeasured the right-of-use asset and lease liability based on the present value of remaining lease payments, discounted at the Company’s incremental borrowing rate, and recognized an additional right-of-use asset and lease liability of $12.4 million on the modification date. The Company has a contractual right to renew the lease for a further 10-year period, which also may be cancelled after five years.

In September 2017, the Company entered into a lease agreement for office and laboratory space in Lexington, Massachusetts, which commenced on January 1, 2018. In May 2022, the Company extended the lease, originally set to expire on December 31, 2022, through December 31, 2027.

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of June 30, 2026 and December 31, 2025, the Company recorded finance lease right-of-use assets of $0.7 million and $0.8 million, respectively, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company recorded finance lease liabilities of $0.8 million and $0.9 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets. As of June 30, 2026, the Company has also entered into an agreement that contains a lease for property and equipment that has not yet commenced with a contractual period of approximately two years and aggregate payments of approximately $5.2 million.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$820	$1,286	$2,172	$2,537
Variable lease cost	737	776	1,590	1,574
Finance lease cost:
Amortization of finance lease right-of-use assets	56	55	111	107
Interest on finance lease liabilities	18	22	37	44
Total finance lease cost	$74	$77	$148	$151

The weighted average remaining operating lease term was 5.1 years and 1.6 years as of June 30, 2026 and 2025, respectively, and the weighted average operating lease discount rate was 6.3% and 7.7% as of June 30, 2026 and 2025, respectively. The weighted average remaining finance lease term was 3.2 years and 4.2 years as of June 30, 2026 and 2025, respectively, and the weighted average finance lease discount rate was 9.5% as of each of June 30, 2026 and 2025.

The following table summarizes the maturities of the Company’s lease liabilities as of June 30, 2026 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	988	135
2027	2,843	270
2028	3,599	270
2029	3,599	202
2030	3,599	—
2031	2,477	—
Present value adjustment	(2,655)	(115)
Total lease liabilities	14,450	762
Less: current lease liabilities	(770)	(211)
Long term lease liabilities	$13,680	$551

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of June 30, 2026. As of June 30, 2026, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

11. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(50,333)	$(78,952)	$(111,158)	$(139,706)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,804,828	69,252,009	69,744,485	69,224,629
Net loss per share, basic and diluted	$(0.72)	$(1.14)	$(1.59)	$(2.02)

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

	June 30,
	2026	2025
RSUs	2,667,305	1,891,546
Options to purchase ordinary shares	10,745,868	10,272,925
	13,413,173	12,164,471

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration revenue	$629	$2,920	$1,516	$12,897
Significant segment expenses
Research and development:
Zelenectide pevedotin (Nectin-4 BDC)	19,565	44,396	40,629	76,743
Nuzefatide pevedotin (EphA2 BDC)	2,165	1,828	4,686	4,346
BT1702 (MT1-MMP BRC)	338	—	558	—
Bicycle tumor-targeted immune cell agonists	356	(15)	891	1,112
Discovery, platform and other expense	8,953	12,496	16,865	21,144
Employee and contractor related expenses	12,355	17,958	30,145	35,544
Share-based compensation	2,624	4,153	5,573	8,505
Facility expenses	1,317	1,744	3,262	3,531
Research and development incentives and government grants	(6,513)	(11,531)	(12,548)	(20,838)
Total research and development	41,160	71,029	90,061	130,087
General and administrative:
Personnel-related costs	5,610	7,056	13,272	14,106
Professional and consulting fees	2,734	4,573	6,129	11,001
Other general and administrative costs	1,973	2,327	4,510	4,520
Share-based compensation	3,780	5,282	7,761	10,535
Effect of foreign exchange rates	(69)	(745)	(176)	(546)
Total general and administrative	14,028	18,493	31,496	39,616
Total significant segment expenses	55,188	89,522	121,557	169,703
Other segment items(1)	4,226	7,650	8,883	17,100
Segment net loss	$(50,333)	$(78,952)	$(111,158)	$(139,706)
(1)	Other segment items include interest and other income, interest expense, and provision for (benefit from) income taxes.

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

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	June 30,	December 31,
	2026	2025
United States	$242	$863
United Kingdom	18,432	21,044
	$18,674	$21,907

The Company’s collaboration revenue is attributed to the operations of the Company in the United Kingdom.

13. Subsequent events

In July 2026, Bayer provided the Company with a notice of termination of the Bayer Collaboration Agreement, effective in September 2026 after a contractual 60-day notice period. As a result, the Company expects to recognize the remaining deferred revenue under the arrangement of approximately $33.2 million in the third quarter of 2026.

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

Our internal programs are focused on oncology indications with high unmet medical need. Our product candidate, nuzefatide pevedotin (formerly BT5528), is a Bicycle Drug Conjugate, or a BDC® molecule, whereby the Bicycle molecules are chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating nuzefatide pevedotin, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, and carrying a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity of nuzefatide pevedotin in patients with advanced solid tumors and an ongoing company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma. The ongoing company-sponsored Phase II clinical trial commenced recruiting patients in the first quarter of 2026 and we announced that the first patient was dosed in April 2026. In addition, in April 2026, we announced Phase I/II clinical results for nuzefatide pevedotin in combination with nivolumab in patients with metastatic urothelial cancer at the American Association for Cancer Research, or AACR, Annual Meeting 2026. We also announced preclinical assessments of nuzefatide pevedotin anti-tumor activity in xenograft models of pancreatic ductal adenocarcinoma and head and neck squamous cell carcinoma.

We are also developing BT1702, a Bicycle Radioconjugate, or BRC®, molecule targeting Membrane Type 1 matrix metalloproteinase, or MT1-MMP, and carrying a lead-212, or 212Pb, radioisotope payload for theranostic use. We are currently conducting Investigational New Drug application, or IND, -enabling activities for BT1702. We are also developing Bicycle Imaging Agents, or BIA molecules, whereby a Bicycle molecule is linked to a chelated radiopharmaceutical imaging agent. We are using BIA molecules to potentially derisk novel targets prior to further clinical development and to efficiently triage cancer indications for subsequent treatment with both BRC and/or BDC molecules. Our discovery pipeline in oncology includes next-generation BDC molecules, BRC molecules and BIA molecules. In April 2026, additional human imaging data of a BIA molecule targeting EphA2 in patients with pancreatic ductal adenocarcinoma was presented by the German Cancer Consortium, or DKTK, at the AACR Annual Meeting 2026.

Zelenectide pevedotin, a BDC molecule targeting Nectin-4, is being evaluated in an ongoing Phase II clinical trial called Duravelo-2 evaluating zelenectide pevedotin in patients with untreated and previously treated metastatic urothelial cancer and in ongoing company-sponsored Phase I/II clinical trials to assess the efficacy and safety of zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer. In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the Duravelo-2 clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we converted the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and have deprioritized the program for internal development while we evaluate next steps for the program following preliminary feedback from regulatory agencies. In May 2026, we announced initial data from the randomized company-sponsored Phase II Duravelo-2 clinical trial evaluating zelenectide pevedotin in previously untreated patients with metastatic urothelial cancer, as well as updated data from the Phase I/II clinical trial for zelenectide pevedotin in previously untreated, cisplatin-ineligible metastatic urothelial cancer patients at the 2026 American Society of Clinical Oncology Annual Meeting. In addition, as part of the strategic reprioritization, the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer are being discontinued. Further enrollment in these trials is closed and patients already enrolled will complete their course of treatment.

Our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, is being evaluated in a company-sponsored Phase I/II clinical trial. After reporting certain data from the clinical trial in 2026, we will no longer develop BT7480 internally and intend to explore partnership opportunities for future development.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

2026 Strategic Reprioritization

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. In connection with the strategic reprioritization, we announced a workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect the workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges of approximately $6.5 million, representing cash expenditure for severance and other employee termination benefits, of which $1.3 million and $5.5 million was recognized during the three and six months ended June 30, 2026, respectively.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and loan borrowings. From our inception through June 30, 2026, we have received gross proceeds of $1.4 billion from the sale of equity securities; and $240.2 million of cash payments under collaboration arrangements, including $46.8 million from

Bayer Consumer Care AG, or Bayer, $53.0 million from Novartis Pharma AG, or Novartis, $49.7 million from Ionis Pharmaceuticals, Inc., or Ionis, and $56.0 million from Genentech Inc., or Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $50.3 million and $111.2 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $1.0 billion. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of June 30, 2026, we had cash and cash equivalents of $510.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” and “—Capital Resources and Funding Requirements.”

Components of Our Results of Operations

Collaboration Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with our collaboration partners, including amounts that are recognized related to upfront payments, milestone payments and option exercise payments, amounts due to us for research and development services and reimbursement of certain expenses incurred. In the future, revenue may include additional milestone payments and option exercise payments, and royalties on any net product sales under our collaborations. In the near term, we expect that revenue may decrease as a result of the terminations of our collaboration agreements with Genentech and Novartis, effective in August 2025 and February 2026, respectively. In addition, in July 2026, Bayer provided us with a notice of termination of our collaboration agreement, to be effective in September 2026 after a contractual 60-day notice period, and as such the remaining deferred revenue under the arrangement of approximately $33.2 million is expected to be recognized in the third quarter of 2026. In the future, we expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, milestone and other payments, as well as the exercise or expiration of options.

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

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as a prepaid expense or accrued research and development expenses. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, CROs, contractors and contract manufacturing organizations, or CMOs, in connection with our preclinical and clinical development activities. Costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. Costs incurred prior to designating a product candidate are included in discovery, platform and other expenses. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

Through our subsidiaries in the U.K., we receive reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the Small and Medium-sized Enterprise, or SME, R&D Tax Relief program with a merged research and development expenditure credit scheme, or RDEC, and an enhanced research and development intensive support scheme, or ERIS. The Finance Act 2024 provides for a cash rebate that may be claimed for 26.97% of qualifying expenditure if we qualify as R&D intensive for an accounting period. We qualified as R&D intensive for the year ended December 31, 2025, and we expect to qualify as R&D intensive for the year ended December 31, 2026.

The U.K. research and development tax credit is fully refundable to us after surrendering tax losses and is not dependent on current or future taxable income. As a result, we have recorded the entire benefit from the U.K. research and development tax credit as a reduction to research and development expenses and is not reflected as part of the income tax provision. See Note 2 “Summary of significant accounting policies – Research and development incentives and receivable” included in this Quarterly Report for additional information on the U.K. research and development tax relief program.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease in the near term as a result of our cost saving initiatives and our strategic reprioritization announced in March 2026. However, our research and development expenses will increase over the longer term if and as we continue clinical development of and seek to obtain marketing approval for our product candidates, initiate clinical trials for our product candidates and continue to discover and develop additional product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Collaboration revenue	$629	$2,920	$(2,291)
Operating expenses:
Research and development	41,160	71,029	(29,869)
General and administrative	14,028	18,493	(4,465)
Total operating expenses	55,188	89,522	(34,334)
Loss from operations	(54,559)	(86,602)	32,043
Other income (expense):
Interest and other income	4,360	7,473	(3,113)
Interest expense	(44)	(54)	10
Total other income, net	4,316	7,419	(3,103)
Net loss before income tax provision	(50,243)	(79,183)	28,940
Provision for (benefit from) income taxes	90	(231)	321
Net loss	$(50,333)	$(78,952)	$28,619

Collaboration Revenue

Collaboration revenue decreased by $2.3 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease of $1.5 million from our collaboration with Novartis, which was terminated effective February 2026.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4 BDC)	$19,565	$44,396	$(24,831)
Nuzefatide pevedotin (EphA2 BDC)	2,165	1,828	337
BT1702 (MT1-MMP BRC)	338	—	338
Bicycle tumor-targeted immune cell agonists	356	(15)	371
Discovery, platform and other expense	8,953	12,496	(3,543)
Employee and contractor related expenses	12,355	17,958	(5,603)
Share-based compensation	2,624	4,153	(1,529)
Facility expenses	1,317	1,744	(427)
Research and development incentives and government grants	(6,513)	(11,531)	5,018
Total research and development expenses	$41,160	$71,029	$(29,869)

Research and development expenses decreased by $29.9 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to decreases of $24.8 million in clinical program expenses for zelenectide pevedotin as the dose selection portion of the Duravelo-2 clinical trial was fully enrolled throughout the three months ended June 30, 2026, resulting in decreased expense period over period, $5.6 million and $1.5 million in employee and contractor related expenses and share-based compensation, respectively, primarily due to decreased headcount period over period resulting from our workforce reductions announced in August 2025 and March

2026, and $3.5 million in discovery, platform and other expense due to the timing of preclinical activities for our pipeline programs. These decreases were offset by $5.0 million of lower research and development incentives associated with the corresponding reduction in qualifying research and development expenses period over period. In addition, for the three months ended June 30, 2026, we recognized $0.9 million of employee and contractor related expenses for severance and other employee termination benefits associated with our workforce reduction announced in March 2026.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through June 30, 2026, we have incurred approximately $324.1 million and $61.9 million of direct external expenses for the development of zelenectide pevedotin and nuzefatide pevedotin, respectively, since their candidate nominations, an aggregate of $0.6 million for the development of BT1702 since its candidate nomination, and an aggregate of $52.2 million of direct external expenses for the development of our two named Bicycle TICA molecule candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change

	(in thousands)
Personnel-related costs	$5,610	$7,056	$(1,446)
Professional and consulting fees	2,734	4,573	(1,839)
Other general and administration costs	1,973	2,327	(354)
Share-based compensation	3,780	5,282	(1,502)
Effect of foreign exchange rates	(69)	(745)	676
Total general and administrative expenses	$14,028	$18,493	$(4,465)

General and administrative expenses decreased by $4.5 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily due to decreases of $1.8 million in professional and consulting fees primarily associated with decreased legal and consulting fees period over period, $1.5 million and $1.4 million in share-based compensation and personnel-related costs, respectively, primarily due to decreased headcount period over period resulting from our workforce reductions announced in August 2025 and March 2026. In addition, for the three months ended June 30, 2026, we recognized $0.4 million of personnel-related costs for severance and other employee termination benefits associated with our workforce reduction announced in March 2026.

Other Income, net

Other income, net decreased by $3.1 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, which was primarily due to a decrease in interest income of $3.1 million due to lower average interest rates as well as lower cash and cash equivalents balances period over period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Collaboration revenue	$1,516	$12,897	$(11,381)
Operating expenses:
Research and development	90,061	130,087	(40,026)
General and administrative	31,496	39,616	(8,120)
Total operating expenses	121,557	169,703	(48,146)
Loss from operations	(120,041)	(156,806)	36,765
Other income (expense):
Interest and other income	9,237	15,887	(6,650)
Interest expense	(92)	(105)	13
Total other income, net	9,145	15,782	(6,637)
Net loss before income tax provision	(110,896)	(141,024)	30,128
Provision for (benefit from) income taxes	262	(1,318)	1,580
Net loss	$(111,158)	$(139,706)	$28,548

Collaboration Revenue

Collaboration revenue decreased by $11.4 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to decreases of $8.1 million and $2.9 million from our collaborations with Genentech and Novartis, respectively, which were terminated effective August 2025 and February 2026, respectively.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4 BDC)	$40,629	$76,743	$(36,114)
Nuzefatide pevedotin (EphA2 BDC)	4,686	4,346	340
BT1702 (MT1-MMP BRC)	558	—	558
Bicycle tumor-targeted immune cell agonists	891	1,112	(221)
Discovery, platform and other expense	16,865	21,144	(4,279)
Employee and contractor related expenses	30,145	35,544	(5,399)
Share-based compensation	5,573	8,505	(2,932)
Facility expenses	3,262	3,531	(269)
Research and development incentives and government grants	(12,548)	(20,838)	8,290
Total research and development expenses	$90,061	$130,087	$(40,026)

Research and development expenses decreased by $40.0 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to decreases of $36.1 million in clinical program expenses for zelenectide pevedotin as the dose selection portion of the Duravelo-2 clinical trial was fully enrolled throughout the six months ended June 30, 2026, resulting in decreased expense period over period, $5.4 million and $2.9 million in employee and contractor related expenses and share-based compensation, respectively, primarily due to decreased headcount period over period resulting from our workforce reductions announced in August 2025 and March 2026, and $4.3 million in discovery, platform and other expense due to the timing of preclinical activities for our pipeline programs. These decreases were offset by $8.3 million of lower research and development incentives associated with the corresponding reduction in qualifying research and development expenses period over period. In addition, for the six months ended June 30, 2026, we recognized $4.2 million of employee and contractor related expenses for severance and other employee termination benefits associated with our workforce reduction announced in March 2026.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Personnel-related costs	$13,272	$14,106	$(834)
Professional and consulting fees	6,129	11,001	(4,872)
Other general and administration costs	4,510	4,520	(10)
Share-based compensation	7,761	10,535	(2,774)
Effect of foreign exchange rates	(176)	(546)	370
Total general and administrative expenses	$31,496	$39,616	$(8,120)

General and administrative expenses decreased by $8.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to decreases of $4.9 million in professional and consulting fees primarily associated with decreased legal and consulting fees period over period, and $2.8 million in share-based compensation primarily due to the impact of our workforce reductions announced in August 2025 and March 2026. In addition, for the six months ended June 30, 2026, we recognized $1.3 million of personnel-related costs for severance and other employee termination benefits associated with our workforce reduction announced in March 2026.

Other Income, net

Other income, net decreased by $6.7 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which was primarily due to a decrease in interest income of $6.6 million due to lower average interest rates as well as lower cash and cash equivalents balances period over period.

Provision for (Benefit from) Income Taxes

The provision for income taxes of $0.3 million for the six months ended June 30, 2026, was primarily the result of timing differences associated with discrete items for the settlement of restricted share units. The benefit from income taxes of $1.3 million for the six months ended June 30, 2025, was primarily the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through June 30, 2026, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of equity securities; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and loan borrowings.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(115,531)	$(159,156)
Net cash used in investing activities	(978)	(1,102)
Net cash used in financing activities	(104)	(86)
Effect of exchange rate changes on cash	(1,993)	2,275
Net decrease in cash, cash equivalents and restricted cash	$(118,606)	$(158,069)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $115.5 million as compared to $159.2 million for the six months ended June 30, 2025. The decrease in cash used in operations of $43.6 million was primarily due to a decrease in cash payments for clinical program activities, primarily related to clinical trials for zelenectide pevedotin as the dose selection portion of the Duravelo-2 clinical trial was fully enrolled throughout the six months ended June 30, 2026, resulting in reduced cash payments, and the prior year included higher payments associated with the initiation of the Phase I/II clinical trial for zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer.

Investing Activities

During the six months ended June 30, 2026 and 2025, we used $1.0 million and $1.1 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During each of the six months ended June 30, 2026 and 2025, net cash used in financing activities was $0.1 million, primarily consisting of principal payments on finance lease obligations.

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

The following table summarizes our contractual obligations as of June 30, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 years to 5 years	5 years

	(in thousands)
Operating lease commitments(1)	$17,105	$1,620	$7,609	$7,198	$678
Finance lease commitments(2)	877	270	540	67	—
Total	$17,982	$1,890	$8,149	$7,265	$678
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2031. We have one office and laboratory lease in Massachusetts, U.S. under an operating lease with a lease term through December 2027.
(2)	Amounts in the table above exclude payments related to an agreement that contains a lease for property and equipment that has not yet commenced with a contractual period of two years and aggregate payments of approximately $5.2 million.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of June 30, 2026. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones.

As of June 30, 2026, we had cash and cash equivalents of $510.1 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of June 30, 2026, we had cash and cash equivalents of $510.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in short-term highly liquid securities that maintain a stable net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded foreign exchange gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2026 and foreign exchange gains of $0.7 million and $0.5 million for the three and six months ended June 30, 2025.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $111.2 million and $139.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.0 billion. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $510.1 million as of June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, the interim results of our company-sponsored Phase I/II clinical trials of nuzefatide pevedotin and zelenectide pevedotin, including specific patient responses we have observed and disclosed, may not be replicated in the completed data sets or in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing late-stage clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

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

Three of our product candidates are currently undergoing safety testing in the form of Phase I/II or Phase II clinical trials. None of our products have completed this testing to date. While our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated, and we cannot predict if ongoing or future clinical trials will demonstrate, that nuzefatide pevedotin, zelenectide pevedotin, or any other of our product candidates are safe in humans.

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

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. While dose selection data from the Duravelo-2 clinical trial for zelenectide pevedotin are promising, demonstrating response rates comparable to published rates for existing standards of care and a differentiated safety profile, we converted the Phase II/III Duravelo-2 registrational trial to a randomized Phase II clinical trial and have deprioritized the program for internal development while we evaluate next steps for the program following preliminary feedback from regulatory agencies. In addition, as part of the strategic reprioritization, the Phase I/II clinical trials evaluating zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer are being discontinued. Further enrollment in these trials is closed and patients already enrolled will complete their course of treatment.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA or comparable foreign regulatory authorities may also require a Risk Evaluation and Mitigation Strategy, or REMS, or a comparable foreign strategy, as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include, among others, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, for any clinical trials that we conduct post-approval, and prohibitions on the promotion of an approved product for uses not included in the product’s approved labeling. The FDA and other or comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturers’ communications on the subject of off-label use of their products. Similar considerations apply outside of the United States.

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

Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely affect our business, results of operations, financial conditions and prospects. For example, in February 2026, the U.S. Supreme Court invalidated certain tariffs imposed by the U.S. government under emergency statutory authority in 2025. Shortly thereafter, President Trump signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. In April 2026, President Trump issued a Proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose tariffs on imports of patented pharmaceuticals, biologics, and associated ingredients into the United States. The action affects pharmaceutical manufacturers, importers, and supply chain participants. Specifically, beginning July 31, 2026, a 100% tariff will apply to pharmaceutical articles that are subject to a valid, unexpired U.S. patents and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations or are listed in the FDA’s Lists of Licensed Biological Products. The 100% tariff also applies to active pharmaceutical ingredients and key starting materials for such articles. Certain categories of products are exempt from these tariffs, including generic pharmaceuticals and biosimilars; U.S.-origin pharmaceutical products, active pharmaceutical ingredients and key starting materials; products classified in certain 10-digit tariff codes, listed in Annex IV of the Proclamation; drugs and associated ingredients for all approved indications that are designated as orphan pursuant to the Orphan Drug Act; drugs for certain specific uses, including nuclear medicines; plasma-derived therapies; fertility treatments; cell and gene therapies; antibody drug conjugates; medical countermeasures related to chemical, biological, radiological, and nuclear threats; animal health; and other specialty pharmaceutical products to be later identified by the Secretary of Commerce; and goods that qualify as “prototypes to be used exclusively for development, testing, product evaluation, or quality control purposes,” may be excluded from the additional tariffs.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability conduct our research and development programs and our clinical trials. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of sensitive data (including data related to clinical trials), loss of income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Additionally, our sensitive information, including personal data, could be leaked, disclosed or revealed as a result of, or in connection with, our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

From time to time, we may enter into collaboration agreements with third parties, such as our existing collaboration with Ionis, in which we are responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties, including those located in China, for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties. For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments including tariffs, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern,” or BCC, or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or service. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include (i) certain entities that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, (ii) companies that the U.S. government designates as BCCs pursuant to certain criteria and (iii) certain subsidiaries or parent or successor entities of the foregoing. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

We also rely heavily on trade secrets, know-how and other unpatented technology, which are difficult to protect. Although we seek such protection in part by entering into confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information, we cannot be certain that these agreements will not be breached, adequate remedies for any breach would be available, or our trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or be independently developed by our competitors. If we are unsuccessful in protecting our intellectual property rights, sales of our products may suffer and our ability to generate revenue could be severely impacted.

In addition, our employees use generative AI technologies in certain circumstances to perform portions of their work. There can be no assurance that employees will not inadvertently or improperly input information that is proprietary, confidential or sensitive, including trade secrets, into AI systems in a manner that results in unauthorized disclosure or loss of confidentiality. Many generative AI tools are provided by third-party vendors, and we may have limited ability to control or verify how information submitted by employees is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed. Any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, inadequate controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates, which could preclude us from obtaining patents covering disclosed inventions and product candidates, all of which could adversely affect our business.

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

In addition, in conjunction with our strategic reprioritization announced in March 2026, we announced a workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect this workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $6.5 million.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through July 27, 2026, the trading price of our ADSs has ranged from $3.87 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of July 27, 2026, we had 50,554,927 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.9% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on June 30, 2026, the ordinary shares outstanding prior to the re-designation would have approximately 72% of the voting power and the former non-voting ordinary shares would represent approximately 28% of the voting power.

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

In addition, the Baker Entities, together with our executive officers and directors and other holders of greater than five percent of our outstanding ordinary shares, beneficially owned approximately 48% of our voting power as of July 27, 2026. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the three months ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Item 6.  Exhibits.

Exhibit Number	Description

3.1

Articles of Association, dated May 16, 2024 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-38916) filed with the Securities and Exchange Commission on August 6, 2024).

10.1+	Consulting Agreement, dated June 17, 2026, by and between Bicycle Therapeutics Inc. and Janice Bourque.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*     Filed herewith.

+	Indicates a management contract or compensatory plan.

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

BICYCLE THERAPEUTICS PLC

Date: July 30, 2026	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Travis Thompson
Travis Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)