Form 10-Q
period 2026-09-30
BICYCLE THERAPEUTICS PLC
filed 2026-10-29
CIK 1761612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, the registrant had 50,655,817 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “will,” “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or variations of these words or similar expressions that are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. Forward-looking statements include statements, other than statements of historical fact, about, among other things:

●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	our ability to advance our product candidates into, and successfully complete, clinical trials;
●	our reliance on the success of our product candidates in our pipeline programs for our Bicycle® Drug Conjugates, or BDC® molecules, and Bicycle Radioconjugates, or BRC® molecules, as well as our other pipeline programs;
●	our ability to utilize our screening platform to identify and advance additional product candidates into clinical development;
●	the timing or likelihood of regulatory filings and approvals, including communications with and feedback from the FDA and other regulatory agencies;
●	the commercialization of our product candidates, if approved;
●	our ability to develop sales and marketing capabilities;
●	the pricing, coverage and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our ability to operate our business without infringing the intellectual property rights and proprietary technology of third parties;
●	costs associated with defending intellectual property infringement, product liability and other claims;
●	regulatory developments in the United States, the United Kingdom and other jurisdictions and changes to the laws and regulations of the United States, England and Wales, and other jurisdictions;
●	estimates of our expenses, future revenues, capital requirements, share performance and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into additional strategic arrangements or partnerships;

ii

●	our ability to establish and maintain collaborations or obtain additional grant funding;
●	the rate and degree of market acceptance of any approved products;
●	developments relating to our competitors and our industry, including competing therapies;
●	our hiring plans and our ability to attract and retain qualified employees and key personnel;
●	our ability to effectively manage our potential growth;
●	our estimates regarding expected future cost savings and charges associated with our strategic reprioritization and workforce reduction announced in March 2026;
●	our expected qualification as R&D intensive for the year ending December 31, 2026, under the Finance Act 2024;
●	the impact of adverse global economic conditions, including those arising from changes in global trade policies, on our operations and the potential disruption in the operations and business of third-party manufacturers, contract research organizations, or CROs, other service providers, and collaborators with whom we conduct business;
●	potential adverse developments affecting the financial services industry;
●	potential business interruptions resulting from geo-political actions, such as war and terrorism, or the perception that such hostilities may be imminent;
●	our failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including our ability to identify and respond to potential future security incidents); and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bicycle Therapeutics plc

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$469,928	$628,110
Prepaid expenses and other current assets	15,270	19,181
Research and development incentives receivable	52,358	35,594
Total current assets	537,556	682,885
Property and equipment, net	4,214	6,021
Operating lease right-of-use assets	13,433	15,886
Other assets	11,976	12,805
Total assets	$567,179	$717,597
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,588	$9,669
Accrued expenses and other current liabilities	34,871	44,354
Deferred revenue, current portion	—	2,961
Total current liabilities	44,459	56,984
Operating lease liabilities, net of current portion	12,864	14,096
Deferred revenue, net of current portion	3,692	35,508
Other long‑term liabilities	887	1,032
Total liabilities	61,902	107,620
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares, including non-voting ordinary shares, £0.01 nominal value; 163,360,109 and 159,685,229 shares authorized on September 30, 2026 and December 31, 2025, respectively; 69,993,013 and 69,367,896 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	903	894
Additional paid-in capital	1,531,098	1,512,339
Accumulated other comprehensive loss	(5,337)	(3,505)
Accumulated deficit	(1,021,387)	(899,751)
Total shareholders’ equity	505,277	609,977
Total liabilities and shareholders’ equity	$567,179	$717,597

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration revenue	$34,057	$11,734	$35,573	$24,631
Operating expenses:
Research and development	33,422	58,426	123,483	188,513
General and administrative	14,112	18,859	45,608	58,475
Total operating expenses	47,534	77,285	169,091	246,988
Loss from operations	(13,477)	(65,551)	(133,518)	(222,357)
Other income (expense):
Interest and other income	4,213	6,700	13,450	22,587
Interest expense	(45)	(44)	(137)	(149)
Total other income, net	4,168	6,656	13,313	22,438
Net loss before income tax provision	(9,309)	(58,895)	(120,205)	(199,919)
Provision for (benefit from) income taxes	1,169	205	1,431	(1,113)
Net loss	$(10,478)	$(59,100)	$(121,636)	$(198,806)
Net loss per share, basic and diluted	$(0.15)	$(0.85)	$(1.74)	$(2.87)
Weighted average ordinary shares outstanding, basic and diluted	69,979,934	69,303,746	69,823,830	69,251,291

Comprehensive loss:
Net loss	$(10,478)	$(59,100)	$(121,636)	$(198,806)
Other comprehensive income (loss):
Foreign currency translation adjustment	79	(108)	(1,832)	(3,590)
Total comprehensive loss	$(10,399)	$(59,208)	$(123,468)	$(202,396)

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid‑in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	69,367,896	$894	$1,512,339	$(3,505)	$(899,751)	$609,977
Issuance of ADSs upon exercise of share options	3,861	—	7	—	—	7
Issuance of ADSs upon settlement of restricted share units	335,269	5	—	—	—	5
Share-based compensation expense	—	—	6,930	—	—	6,930
Foreign currency translation adjustment	—	—	—	(1,774)	—	(1,774)
Net loss	—	—	—	—	(60,825)	(60,825)
Balance at March 31, 2026	69,707,026	899	1,519,276	(5,279)	(960,576)	554,320
Issuance of ADSs upon exercise of share options	2,920	—	—	—	—	—
Issuance of ADSs upon settlement of restricted share units	104,199	1	—	—	—	1
Share-based compensation expense	—	—	6,404	—	—	6,404
Foreign currency translation adjustment	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(50,333)	(50,333)
Balance at June 30, 2026	69,814,145	900	1,525,680	(5,416)	(1,010,909)	510,255
Issuance of ADSs upon exercise of share options	9,251	—	—	—	—	—
Issuance of ADSs upon settlement of restricted share units	169,617	3	—	—	—	3
Share-based compensation expense	—	—	5,418	—	—	5,418
Foreign currency translation adjustment	—	—	—	79	—	79
Net loss	—	—	—	—	(10,478)	(10,478)
Balance at September 30, 2026	69,993,013	$903	$1,531,098	$(5,337)	$(1,021,387)	$505,277

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

The accompanying notes are an integral part of the condensed consolidated financial statements

Bicycle Therapeutics plc

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(121,636)	$(198,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,752	27,811
Depreciation and amortization	3,269	5,086
Deferred income tax provision (benefit)	792	(1,693)
Changes in operating assets and liabilities:
Research and development incentives receivable	(17,394)	(28,395)
Prepaid expenses and other assets	3,228	(9,946)
Operating lease right‑of‑use assets	2,296	3,407
Accounts payable	(216)	(3,990)
Accrued expenses and other current liabilities	(7,678)	2,093
Operating lease liabilities	(2,526)	(4,046)
Deferred revenue	(34,720)	(21,850)
Net cash used in operating activities	(155,833)	(230,329)
Cash flows from investing activities:
Purchases of property and equipment	(1,283)	(1,776)
Net cash used in investing activities	(1,283)	(1,776)
Cash flows from financing activities:
Proceeds from the exercise of share options and settlement of restricted share units	16	4
Payments of finance lease obligations	(151)	(120)
Net cash used in financing activities	(135)	(116)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,479)	1,026
Net decrease in cash, cash equivalents and restricted cash	(158,730)	(231,195)
Cash, cash equivalents and restricted cash at beginning of period	628,715	880,067
Cash, cash equivalents and restricted cash at end of period	$469,985	$648,872
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$469,928	$648,325
Restricted cash in prepaid expenses and other current assets	—	547
Restricted cash in other assets	57	—
Total cash, cash equivalents and restricted cash	$469,985	$648,872
Supplemental disclosure of cash flow information
Cash paid for interest on finance lease obligations	$55	$58
Cash paid for (received from) income taxes	$147	$(888)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,222	$4,461
Changes in purchases of property and equipment in accounts payable and accrued expenses	$227	$63

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

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $469.9 million.

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

The Company has incurred recurring losses since inception, including net losses of $10.5 million and $121.6 million for the three and nine months ended September 30, 2026, respectively, and $59.1 million and $198.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $1.0 billion. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the related financial information disclosed in these notes are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, and the results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

Research and development incentives and receivable

The Company, through its subsidiaries in the U.K., receives reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the Small and Medium-sized Enterprises (“SME”) R&D Tax Relief program with a merged research and development expenditure credit scheme (“RDEC”) and an enhanced research and development intensive support scheme (“ERIS”). The Finance Act 2024 also restricts the tax relief that can be claimed for expenditures incurred on contracted out R&D activities or externally provided workers, where such contracted out activities are not carried out in the U.K. or such workers are not subject to UK payroll taxes. The Finance Act 2024 provides for a cash rebate that may be claimed under the ERIS scheme for 26.97% of qualifying expenditure if the Company qualifies as “R&D intensive” for an accounting period (broadly, a loss-making SME whose relevant R&D expenditure represents 30% of its total expenditure for that accounting period). The Company qualified as R&D intensive for the year ended December 31, 2025, and expects to continue to qualify as R&D intensive for the year ending December 31, 2026. Going forward, if the Company no longer qualifies as an R&D-intensive SME during an accounting period, the Company will be subject to a single 20% gross rebate rate applying to all claims under the RDEC scheme.

The Company recognizes income from research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. The Company records these research and development incentives as a reduction to research and development expenses in the condensed consolidated statements of operations and comprehensive loss, as the research and development tax credits are not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. The research and development incentives receivable represents amounts due in connection with the above program. The Company recorded a reduction to research and development expenses of $4.8 million and $17.4 million during the three and nine months ended September 30, 2026, respectively, and $7.6 million and $28.5 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had research and development incentives receivable of $52.4 million and $35.6 million, respectively.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU No. 2024-03”), which requires more detailed disclosures about specified categories of expenses included in the expense captions presented on the face of the consolidated statements of operations and comprehensive loss, including employee compensation, depreciation and amortization. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU No. 2024-03 on its consolidated financial statement disclosures.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had cash equivalents of $325.4 million and $364.2 million, respectively, consisting of money market funds, which are considered Level 1 assets. As of each of September 30, 2026 and December 31, 2025, there were no other assets or liabilities measured at fair value on a recurring basis.

As of December 31, 2025, the Company had $0.5 million of restricted cash related to a collateralized letter of credit in connection with the Company’s lease for office and laboratory space in Cambridge, Massachusetts that expired in March 2026, which is included within prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of December 31, 2025.

4. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$17,899	$17,564
Leasehold improvements	12,475	12,031
Finance lease right-of-use assets	1,093	1,106
Computer equipment and software	865	634
Furniture and office equipment	854	864
	33,186	32,199
Less: Accumulated depreciation and amortization	(28,972)	(26,178)
	$4,214	$6,021

Depreciation and amortization expense was $1.1 million and $3.3 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense included amortization expense related to property and equipment obtained under finance leases of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$10,978	$17,000
Accrued external research and development expenses	18,932	20,493
Accrued professional fees	3,055	3,969
Current portion of operating lease liabilities	1,103	2,551
Current portion of finance lease liabilities	217	205
Other	586	136
	$34,871	$44,354

In March 2026, the Company announced the strategic reprioritization of its clinical portfolio to focus on its promising pipeline of next-generation therapeutics, including nuzefatide pevedotin (formerly BT5528), as well as next-generation Bicycle conjugates, including Bicycle Radioconjugates (“BRC®” molecules). In conjunction with the strategic reprioritization, the Company announced a workforce reduction of approximately 30% of its workforce (the “March 2026 Workforce Reduction”). The Company expects the March 2026 Workforce Reduction to be substantially completed by the end of 2026 and to recognize aggregate charges for severance and other employee termination benefits of approximately $6.1 million. During the three and nine months ended September 30, 2026, the Company recognized expenses related to severance and other employee termination benefits of $0.3 million and $5.8 million, respectively, of which $0.2 million and $4.4 million, respectively, were included in research and development expenses and $0.1 million and $1.4 million, respectively, were included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. Of the charges recognized during the nine months ended September 30, 2026, $4.5 million represented cash expenditure for severance and other employee termination benefits paid during the period, and the remaining $1.3 million in unpaid severance and other employee benefits are included in accrued employee compensation and benefits within accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2026. In addition, the Company recognized zero and $3.9 million in external research and development expenses for contract termination costs during the three and nine months ended September 30, 2026, respectively, all of which were paid during the nine months ended September 30, 2026.

In August 2025, the Company announced cost reduction initiatives to reduce planned operating costs, primarily through a workforce reduction, which was substantially completed during the year ended December 31, 2025 (the “August 2025 Workforce Reduction”). During the three months ended September 30, 2025, the Company recognized charges of $4.1 million of which $3.3 million were included in research and development expenses and $0.8 million were included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. As of December 31, 2025, the Company had a remaining liability of $0.3 million related to unpaid severance and other employee termination benefits associated with the August 2025 Workforce Reduction, all of which were paid during the nine months ended September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company had not declared any dividends.

As of September 30, 2026 and December 31, 2025, the Company’s authorized share capital consisted of 163,360,109 and 159,685,229 ordinary shares, respectively, including ordinary shares and non-voting ordinary shares, with a nominal value of £0.01 per share. Authorized share capital, or shares authorized, comprises (i) the currently issued and outstanding ordinary shares and non-voting ordinary shares, (ii) the remaining ordinary shares available for allotment under the existing authority granted to the Board at the annual general meeting held on May 16, 2024, (iii) ordinary shares issuable on the exercise of outstanding options and settlement of vested restricted share units (“RSUs”) and (iv) ordinary shares reserved for issuance under the Bicycle Therapeutics plc 2024 Inducement Plan (the “2024 Inducement Plan”), the Bicycle Therapeutics plc 2020 Equity Incentive Plan (as amended from time to time, the “2020 Plan”) and/or the Bicycle Therapeutics plc 2019 Employee Share Purchase Plan (the “ESPP”).

As of September 30, 2026, there were 50,555,069 ordinary shares issued and outstanding and 19,437,944 non-voting ordinary shares issued and outstanding.

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

The Company initially reserved 1,500,000 of its ordinary shares, or the equivalent number of ADSs, for the issuance of awards under the 2024 Inducement Plan. As of September 30, 2026, there were 1,108,637 shares available for future issuance under the 2024 Inducement Plan.

As of September 30, 2026, there were options to purchase 391,363 shares outstanding under the 2024 Inducement Plan.

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

The ordinary shares reserved for future issuance under the 2020 Plan includes shares subject to option contracts that were granted under the Company’s 2019 Share Option Plan (the “2019 Plan”), and those that were granted prior to the Company’s initial public offering (“IPO”), that may become available for issuance if all or any part of an option contract expires, lapses or is terminated, exchanged for cash, surrendered, repurchased or cancelled without having been fully exercised or is withheld to satisfy a tax withholding obligation or to satisfy a purchase or exercise price of an option. The number of ordinary shares reserved for issuance pursuant to the 2020 Plan will automatically increase on January 1 of each year through (and including) January 1, 2032, in an amount equal to 5% of the Company’s total issued share capital outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors (the “Evergreen Increase”). Pursuant to the Evergreen Increase, on January 1, 2026, the number of ordinary shares reserved for issuance under the 2020 Plan was increased by 3,468,394 shares. As of September 30, 2026, there were 2,153,890 ordinary shares available for issuance under the 2020 Plan.

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

As of September 30, 2026, there were options to purchase 9,227,816 shares outstanding and RSUs for 2,360,009 shares outstanding under the 2020 Plan.

2019 Share Option Plan

In May 2019, the Company adopted the 2019 Plan, which became effective in conjunction with the IPO. As of September 30, 2026, there were options to purchase 1,667,418 shares outstanding under the 2019 Plan. In conjunction with the adoption of the 2020 Plan, all shares available for future issuance under the 2019 Plan as of June 29, 2020 became available for issuance under the 2020 Plan and the Company ceased granting awards under the 2019 Plan. The 2020 Plan is the successor of the 2019 Plan.

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

Employee Share Purchase Plan

In May 2019, the Company adopted the ESPP, which became effective in conjunction with the IPO. The Company initially reserved 215,000 ordinary shares for future issuance under this plan. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each year through (and including) January 1, 2029, by the lower of: (i) 1% of the outstanding number of ordinary shares on the immediately preceding December 31; (ii) 430,000 ordinary shares or (iii) such lesser number of shares as determined by the Compensation Committee. The number of shares reserved under the ESPP is subject to adjustment in the event of a split-up, share dividend or other change in the Company’s capitalization. The number of shares reserved for issuance under the ESPP was increased by 430,000 shares effective January 1, 2026. As of September 30, 2026, the total number of shares available for issuance under the ESPP was 2,437,671 ordinary shares. As of September 30, 2026, there have been no offering periods to employees under the ESPP.

Share-based compensation

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development expenses	$1,873	$3,645	$7,446	$12,150
General and administrative expenses	3,545	5,126	11,306	15,661
	$5,418	$8,771	$18,752	$27,811

Share options

The following table summarizes the Company’s option activity since December 31, 2025:

	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Share Options	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	9,803,106	$20.40	6.22	$2,680
Granted	2,805,346	5.55	—	—
Exercised	(16,032)	0.46	—	—
Expired	(345,260)	28.81	—	—
Forfeited	(474,670)	13.98	—	—
Outstanding as of September 30, 2026	11,772,490	$16.90	6.06	$1,282
Vested and expected to vest as of September 30, 2026	11,772,490	$16.90	6.06	$1,282
Options exercisable as of September 30, 2026	7,613,820	$20.99	4.48	$1,282

The weighted average grant date fair value of share options granted during the nine months ended September 30, 2026 and 2025 was $3.60 per share and $8.56 per share, respectively.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares. The aggregate intrinsic value of share options exercised was zero and $0.1 million for the three and nine months ended September 30, 2026, respectively, and zero for each of the three and nine months ended September 30, 2025, respectively.

The Company recorded share-based compensation expense for share options granted of $3.5 million and $11.8 million for the three and nine months ended September 30, 2026, respectively, and $6.3 million and $19.9 million for the three and nine months ended September 30, 2025, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of share options granted to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.3%	3.9%	4.1%	4.3%
Expected volatility	65.6%	73.5%	67.8%	74.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.1	6.0	6.1	6.1

As of September 30, 2026, total unrecognized compensation expense related to unvested share options was $22.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

Restricted share units

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted-Average
	Underlying RSUs	Grant Date Fair Value
Unvested at December 31, 2025	1,547,128	$15.40
Granted	1,918,665	7.07
Vested and settled	(590,878)	15.59
Vested and deferred(1)	(73,166)	8.87
Forfeited	(593,949)	9.56
Unvested outstanding at September 30, 2026	2,207,800	9.89
Vested but subject to deferred settlement at December 31, 2025(1)	97,293	16.42
Vested and deferred(1)	73,166	8.87
Settled	(18,250)	16.67
Vested but subject to deferred settlement at September 30, 2026(1)	152,209	12.76
Outstanding at September 30, 2026	2,360,009	$10.08
(1)	The Company has granted certain RSUs to the Company’s non-employee directors which provide for deferred settlement of the RSUs to a specified date following the first to occur of (i) the date of the director’s separation from service, (ii) the date of the director’s disability, (iii) the date of the director’s death, or (iv) the date of a change in control event.

The fair value of RSUs that vested during the three and nine months ended September 30, 2026 was $0.5 million and $3.8 million, respectively, and during the three and nine months ended September 30, 2025 was $0.5 million and $3.1 million, respectively.

Total share-based compensation expense for RSUs granted was $1.9 million and $6.9 million for the three and nine months ended September 30, 2026, respectively, and was $2.5 million and $7.9 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $17.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

8. Significant agreements

For the three and nine months ended September 30, 2026 and 2025, the Company recognized revenue for its collaborations with Bayer Consumer Care AG (“Bayer”), Novartis Pharma AG (“Novartis”), Ionis Pharmaceuticals, Inc. (“Ionis”) and Genentech, Inc. (“Genentech”). The following table summarizes the revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss from these arrangements (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration revenue
Bayer	$34,057	$1,016	$35,573	$2,873
Novartis	—	2,181	—	5,077
Ionis	—	2,000	—	2,000
Genentech	—	6,537	—	14,681
Total collaboration revenue	$34,057	$11,734	$35,573	$24,631

Except as otherwise disclosed below, there have been no material changes to the contractual terms, or the associated accounting treatments for recognizing revenue, of the Company’s significant agreements during the three and nine months ended September 30, 2026 and 2025. Please refer to Note 9. “Significant agreements” to the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s 2025 Annual Report for further details on the Company’s significant agreements.

Bayer Collaboration Agreement

On May 4, 2023, the Company and Bayer entered into a collaboration and license agreement (the “Bayer Collaboration Agreement”), pursuant to which the parties agreed to perform research and discovery activities under a mutually agreed upon research plan during a research term up to a specified number of years per target program to generate radiopharmaceutical compounds incorporating optimized Bicycle constructs directed to two specified targets, under the oversight of a joint research committee.

In November 2025, Bayer provided the Company with a notice of termination of one of the initial target programs, effective in January 2026 (the “2025 Bayer Termination Notice”). The Company accounted for the 2025 Bayer Termination Notice as a contract modification in the fourth quarter of 2025 as it reduced the scope of the arrangement. As a result, the Company allocated the remaining unrecognized transaction price as of the date of the 2025 Bayer Termination Notice to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress.

In July 2026, Bayer provided the Company with a notice of termination of the Bayer Collaboration Agreement in its entirety, including the remaining initial target program, effective in September 2026, after a contractual 60-day notice period (the “2026 Bayer Termination Notice”). Management concluded that the 2026 Bayer Termination Notice should be accounted for as a contract modification in the third quarter of 2026, as the notice of termination reduced the scope of the arrangement. Management concluded that the 2026 Bayer Termination Notice substantively removed all remaining performance obligations, including remaining material rights, as of the date of the notice as Bayer was not expected to benefit from any remaining activities during the notice period and the likelihood of exercising any remaining options was remote. As a result, the Company recognized the remaining unrecognized transaction price under the arrangement and recognized $34.1 million as revenue on the date of the 2026 Bayer Termination Notice.

During the three and nine months ended September 30, 2026, the Company recognized revenue of $34.1 million and $35.6 million, respectively, and during the three and nine months ended September 30, 2025, the Company recognized revenue of $1.0 million and $2.9 million, respectively, in connection with the Bayer Collaboration Agreement. No deferred revenue was recorded in connection with the Bayer Collaboration Agreement as of September

30, 2026. As of December 31, 2025, the Company recorded deferred revenue of $34.6 million in connection with the Bayer Collaboration Agreement.

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

The Company did not recognize any revenue in connection with the Novartis Collaboration Agreement during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized revenue of $2.2 million and $5.1 million, respectively, in connection with the Novartis Collaboration Agreement. No deferred revenue was recorded in connection with the Novartis Collaboration Agreement as of each of September 30, 2026 and December 31, 2025.

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

In July 2025, an investigational medicine incorporating a TfR1 Bicycle molecule under the Ionis Agreements achieved acceptance of an investigational new drug application upon which Ionis paid the Company $2.0 million. As a result, the transaction price under the arrangement increased from $37.8 million to $39.8 million, and the Company recognized revenue of $2.0 million during the three months ended September 30, 2025.

As of September 30, 2026, the combined licenses and research and discovery performance obligation is complete, and all revenue allocated to the combined licenses and research and discovery performance obligation has been recognized. The Company did not recognize any revenue in connection with the Ionis Agreements during the three and nine months ended September 30, 2026, and for each of the three and nine months ended September 30, 2025, the Company recognized revenue of $2.0 million in connection with the Ionis Agreements. As of September 30, 2026, and December 31, 2025, the Company recorded deferred revenue of $3.7 million and $3.8 million, respectively, in connection with the Ionis Agreements. The remaining revenue allocated to material rights is recorded as deferred revenue and the Company expects to recognize revenue upon exercise of or upon expiry of the respective option after approximately four to seven years from contract execution.

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

In January 2025, Genentech provided the Company with a notice of termination for Genentech Collaboration Program #4, effective in March 2025, and the Company recognized revenue of $7.5 million during the three months ended March 31, 2025. In July 2025, Genentech provided the Company with a notice of termination of the Genentech Collaboration Agreement, effective in August 2025. As a result, during the three months ended September 30, 2025, the Company recognized the remaining deferred revenue under the arrangement of $6.5 million, which was allocated to the material right associated with the LSR Go Option for Collaboration Program #1.

The Company did not recognize any revenue in connection with the Genentech Collaboration Agreement during either of the three or nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized revenue of $6.5 million and $14.7 million, respectively, in connection with the Genentech Collaboration Agreement. No deferred revenue was recorded in connection with the Genentech Collaboration Agreement as of each of September 30, 2026 and December 31, 2025.

Summary of Contract Assets and Liabilities

The following table presents changes in the balances of the Company’s contract liabilities (in thousands):

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	September 30,
	2026	Additions	Deductions	Rates	2026
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$34,629	$969	$(35,573)	$(25)	$—
Ionis collaboration deferred revenue	3,840	—	—	(148)	3,692
Total deferred revenue	$38,469	$969	$(35,573)	$(173)	$3,692

	Beginning Balance			Impact of	Ending Balance
	January 1,			Exchange	December 31,
	2025	Additions	Deductions	Rates	2025
Contract liabilities:
Deferred revenue
Bayer collaboration deferred revenue	$39,960	$960	$(8,920)	$2,629	$34,629
Novartis collaboration deferred revenue	44,073	—	(46,985)	2,912	—
Ionis collaboration deferred revenue	3,587	—	—	253	3,840
Genentech collaboration deferred revenue	14,038	—	(14,681)	643	—
Total deferred revenue	$101,658	$960	$(70,586)	$6,437	$38,469

Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. There were no contract assets at September 30, 2026 or December 31, 2025.

As of September 30, 2026, the Ionis deferred revenue balance includes $3.7 million allocated to material rights that will commence revenue recognition when the respective option is exercised or when the option expires.

During the three and nine months ended September 30, 2026 and 2025, the Company recognized the following revenue as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Revenue recognized based on proportional performance	$—	$3,197	$1,516	$8,581
Revenue recognized based on contract modifications and expiration of material rights	34,057	6,537	34,057	14,050
Revenue recognized based on changes in transaction price	—	2,000	—	2,000
Total	$34,057	$11,734	$35,573	$24,631

9. Income taxes

During the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $1.2 million and $1.4 million, respectively. During the three months ended September 30, 2025, the Company recognized an income tax provision of $0.2 million and during the nine months ended September 30, 2025, the Company recorded an income tax benefit of $1.1 million. The Company is subject to corporate taxation in the U.K. Due to the nature of its business, the Company has generated losses since inception and has therefore not paid U.K. corporation tax. The provision for (benefit from) income taxes recognized during the three and nine months ended September 30, 2026 and 2025, represents the tax impact from operating activities in the United States, which has generated taxable income based on intercompany service arrangements. Deferred tax assets in the United States do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

The Company regularly assesses its ability to realize its deferred tax assets. Assessing the realization of deferred tax assets requires significant judgment. In determining whether its deferred tax assets are more likely than not realizable, the Company evaluated all available positive and negative evidence, and weighed the evidence based on its objectivity. After consideration of the evidence, including the Company’s history of cumulative net losses in the U.K., the Company has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and accordingly the Company has provided a valuation allowance for the full amount of the deferred tax assets in the U.K. as of September 30, 2026 and December 31, 2025. The Company has considered the Company’s history of cumulative net profits in the United States, estimated future taxable income and concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets and has not provided a valuation allowance against the deferred tax assets in the United States.

The Company will maintain a full valuation allowance on its U.K. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to the benefit from income taxes for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

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

From time to time, the Company may enter into finance lease agreements for property and equipment. Amortization expense related to finance lease right-of-use assets is recognized on a straight-line basis over the earlier of the useful life of the right-of-use asset or the lease term and interest expense for finance leases is recognized based on the effective interest method using the Company’s incremental borrowing rate. As of September 30, 2026 and December 31, 2025, the Company recorded finance lease right-of-use assets of $0.7 million and $0.8 million, respectively, which are included in property and equipment, net, in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company recorded finance lease liabilities of $0.7 million and $0.9 million, respectively, which are included in accrued expenses and other current liabilities and other long-term liabilities, as applicable, in the condensed consolidated balance sheets. As of September 30, 2026, the Company has also entered into an agreement that contains a lease for property and equipment that has not yet commenced with a contractual period of approximately two years and aggregate payments of approximately $5.2 million.

The components of the Company’s lease expense, which are recorded as a component of research and development expenses and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$819	$1,287	$2,991	$3,824
Variable lease cost	799	921	2,389	2,495
Finance lease cost:
Amortization of finance lease right-of-use assets	55	55	166	162
Interest on finance lease liabilities	17	21	54	65
Total finance lease cost	$72	$76	$220	$227

The weighted average remaining operating lease term was 4.9 years and 1.4 years as of September 30, 2026 and 2025, respectively, and the weighted average operating lease discount rate was 6.3% and 7.5% as of September 30, 2026 and 2025, respectively. The weighted average remaining finance lease term was 3.0 years and 4.0 years as of September 30, 2026 and 2025, respectively, and the weighted average finance lease discount rate was 9.5% as of each of September

30, 2026 and 2025.

The following table summarizes the maturities of the Company’s lease liabilities as of September 30, 2026 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	242	68
2027	2,849	271
2028	3,611	271
2029	3,611	203
2030	3,611	—
2031	2,485	—
Present value adjustment	(2,442)	(99)
Total lease liabilities	13,967	714
Less: current lease liabilities	(1,103)	(217)
Long term lease liabilities	$12,864	$497

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

The Company has also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of September 30, 2026. As of September 30, 2026, the Company was unable to estimate the timing or likelihood of achieving any of these milestones.

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

Indemnification obligations

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The Company also has indemnification obligations towards members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. In addition, the Company has agreed to indemnify certain investors in limited circumstances. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification obligations. The Company is not aware of any claims under indemnification arrangements, and therefore it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

11. Net loss per share

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(10,478)	$(59,100)	$(121,636)	$(198,806)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	69,979,934	69,303,746	69,823,830	69,251,291
Net loss per share, basic and diluted	$(0.15)	$(0.85)	$(1.74)	$(2.87)

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

	September 30,
	2026	2025
RSUs	2,360,009	1,790,210
Options to purchase ordinary shares	11,772,490	10,189,796
	14,132,499	11,980,006

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

The following table presents information about the Company’s single operating segment, including significant segment expenses, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration revenue	$34,057	$11,734	$35,573	$24,631
Significant segment expenses
Research and development:
Zelenectide pevedotin (Nectin-4 BDC)	10,186	27,461	50,815	104,204
Nuzefatide pevedotin (EphA2 BDC)	2,065	2,295	6,751	6,641
BT1702 (MT1-MMP BRC)	791	—	1,349	—
Bicycle tumor-targeted immune cell agonists	56	484	947	1,596
Discovery, platform and other expense	9,506	11,969	26,371	33,113
Employee and contractor related expenses	12,441	18,375	42,586	53,919
Share-based compensation	1,873	3,645	7,446	12,150
Facility expenses	1,344	1,814	4,606	5,345
Research and development incentives and government grants	(4,840)	(7,617)	(17,388)	(28,455)
Total research and development	33,422	58,426	123,483	188,513
General and administrative:
Personnel-related costs	4,670	7,305	17,942	21,411
Professional and consulting fees	3,691	4,113	9,820	15,114
Other general and administrative costs	2,200	2,473	6,710	6,993
Share-based compensation	3,545	5,126	11,306	15,661
Effect of foreign exchange rates	6	(158)	(170)	(704)
Total general and administrative	14,112	18,859	45,608	58,475
Total significant segment expenses	47,534	77,285	169,091	246,988
Other segment items(1)	2,999	6,451	11,882	23,551
Segment net loss	$(10,478)	$(59,100)	$(121,636)	$(198,806)
(1)	Other segment items include interest and other income, interest expense, and provision for (benefit from) income taxes.

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

The Company operates in two geographic regions: the United States and the United Kingdom. Information about the Company’s long-lived assets, including operating and finance lease right-of-use assets, held in different geographic regions is presented in the table below (in thousands):

	September 30,	December 31,
	2026	2025
United States	$200	$863
United Kingdom	17,447	21,044
	$17,647	$21,907

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

Our internal programs are focused on oncology indications with high unmet medical need. Our product candidate, nuzefatide pevedotin (formerly BT5528), is a Bicycle Drug Conjugate, or a BDC® molecule, whereby the Bicycle molecules are chemically attached to a toxin that, when administered, is cleaved from the Bicycle molecule and kills the tumor cells. We are evaluating nuzefatide pevedotin, a BDC molecule targeting Ephrin type A receptor 2, or EphA2, and carrying a monomethyl auristatin E, or MMAE, cytotoxin payload, in both an ongoing company-sponsored Phase I/II clinical trial to assess the safety, pharmacokinetics and clinical activity of nuzefatide pevedotin in patients with advanced solid tumors and an ongoing company-sponsored Phase II clinical trial to evaluate the efficacy, safety and pharmacokinetics of nuzefatide pevedotin in adult patients with recurrent metastatic pancreatic ductal adenocarcinoma. The ongoing company-sponsored Phase II clinical trial commenced recruiting patients in the first quarter of 2026 and we announced that the first patient was dosed in April 2026. In addition, in April 2026, we announced Phase I/II clinical results for nuzefatide pevedotin in combination with nivolumab in patients with metastatic urothelial cancer at the American Association for Cancer Research, or AACR, Annual Meeting 2026. We also announced preclinical assessments of nuzefatide pevedotin anti-tumor activity in xenograft models of pancreatic ductal adenocarcinoma and head and neck squamous cell carcinoma. In September 2026, the U.S. Food and Drug Administration, or FDA, granted nuzefatide pevedotin orphan drug designation for the treatment of pancreatic cancer.

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

Our other product candidate, BT7480, is a Bicycle Tumor-Targeted Immune Cell Agonist®, or Bicycle TICA® molecule. A Bicycle TICA molecule links immune cell receptor binding Bicycle molecules to tumor antigen binding Bicycle molecules. BT7480, a Bicycle TICA molecule targeting Nectin-4 and agonizing CD137, is being evaluated in a company-sponsored Phase I/II clinical trial. In October 2026, we presented updated Phase I/II clinical results for BT7480 in combination with nivolumab in patients with advanced solid tumors at the European Society for Medical Oncology, or ESMO, Congress 2026. We are no longer developing BT7480 internally and we intend to explore partnership opportunities for future development.

Beyond our wholly owned oncology portfolio, we are collaborating with biopharmaceutical companies and organizations in additional therapeutic areas in which we believe our proprietary Bicycle screening platform can identify therapies to treat diseases with significant unmet medical need.

2026 Strategic Reprioritization

In March 2026, we announced the strategic reprioritization of our clinical portfolio to focus on our promising pipeline of next-generation therapeutics, including nuzefatide pevedotin as well as next-generation Bicycle conjugates, including BRC molecules. In connection with the strategic reprioritization announced in March 2026, we announced a workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect the workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges of approximately $6.1 million, representing cash expenditure for severance and other employee termination benefits, of which $0.3 million and $5.8 million was recognized during the three and nine months ended September 30, 2026, respectively.

Financial Overview

Since our inception, we have devoted substantially all of our resources to developing our Bicycle platform and our product candidates, conducting research and development of our product candidates and preclinical programs, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities; proceeds received from upfront payments, research and development payments, and development milestone payments from our collaboration agreements; and loan borrowings. From our inception through September 30, 2026, we have received gross proceeds of $1.4 billion from the sale of equity securities; and $240.6 million of cash payments under collaboration arrangements, including $47.2 million from Bayer Consumer Care AG, or Bayer, $53.0 million from Novartis Pharma AG, or Novartis, $49.7 million from Ionis Pharmaceuticals, Inc., or Ionis, and $56.0 million from Genentech Inc., or Genentech. We do not have any products approved for sale and have not generated any revenue from product sales.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $10.5 million and $121.6 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $1.0 billion. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

As of September 30, 2026, we had cash and cash equivalents of $469.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available capital resources sooner than we expect. See “—Liquidity and Capital Resources” and “—Capital Resources and Funding Requirements.”

Components of Our Results of Operations

Collaboration Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. Our revenue primarily consists of collaboration revenue under our arrangements with our collaboration partners, including amounts that are recognized related to upfront payments, milestone payments and option exercise payments, amounts due to us for research and development services and reimbursement of certain expenses incurred. In the future, revenue may include additional milestone payments and option exercise payments, and royalties on any net product sales under our collaborations. In the near term, we expect that revenue will decrease as a result of the terminations of our collaboration agreements with Bayer, Novartis and Genentech effective in September 2026, February 2026 and August 2025, respectively. In the future, we expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of license, research and development services, milestone and other payments, as well as the exercise or expiration of options under collaboration arrangements.

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

Through our subsidiaries in the U.K., we receive reimbursements of certain research and development expenditures as part of a U.K. government research and development tax reliefs program. The Finance Act 2024, which was enacted in February 2024, replaced the legacy research and development expenditure credit and the Small and Medium-sized Enterprise, or SME, R&D Tax Relief program with a merged research and development expenditure credit scheme, or RDEC, and an enhanced research and development intensive support scheme, or ERIS. The Finance Act 2024 provides for a cash rebate that may be claimed for 26.97% of qualifying expenditure if we qualify as R&D intensive for an accounting period. We qualified as R&D intensive for the year ended December 31, 2025, and we expect to qualify as R&D intensive for the year ending December 31, 2026.

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

After consideration of our history of cumulative net losses in the U.K., we have concluded that it is more likely than not that we will not realize the benefits of our U.K. deferred tax assets and accordingly we have provided a valuation allowance for the full amount of the net deferred tax assets in the U.K. We will maintain a full valuation allowance on our U.K. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to the benefit from income taxes for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Collaboration revenue	$34,057	$11,734	$22,323
Operating expenses:
Research and development	33,422	58,426	(25,004)
General and administrative	14,112	18,859	(4,747)
Total operating expenses	47,534	77,285	(29,751)
Loss from operations	(13,477)	(65,551)	52,074
Other income (expense):
Interest and other income	4,213	6,700	(2,487)
Interest expense	(45)	(44)	(1)
Total other income, net	4,168	6,656	(2,488)
Net loss before income tax provision	(9,309)	(58,895)	49,586
Provision for (benefit from) income taxes	1,169	205	964
Net loss	$(10,478)	$(59,100)	$48,622

Collaboration Revenue

Collaboration revenue increased by $22.3 million in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase of $33.0 million from our collaboration with Bayer due to the recognition of all remaining revenue upon the notice of termination from Bayer in July 2026, effective in September 2026, offset by decreases of $2.2 million from our collaboration with Novartis and $6.5 million from our collaboration with Genentech, which were terminated effective February 2026 and August 2025, respectively, as well as a decrease of $2.0 million from our collaboration with Ionis due to a milestone achieved in the third quarter of 2025.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4 BDC)	$10,186	$27,461	$(17,275)
Nuzefatide pevedotin (EphA2 BDC)	2,065	2,295	(230)
BT1702 (MT1-MMP BRC)	791	—	791
Bicycle tumor-targeted immune cell agonists	56	484	(428)
Discovery, platform and other expense	9,506	11,969	(2,463)
Employee and contractor related expenses	12,441	18,375	(5,934)
Share-based compensation	1,873	3,645	(1,772)
Facility expenses	1,344	1,814	(470)
Research and development incentives and government grants	(4,840)	(7,617)	2,777
Total research and development expenses	$33,422	$58,426	$(25,004)

Research and development expenses decreased by $25.0 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to decreases of $17.3 million in clinical program expenses for zelenectide pevedotin as the Duravelo-2 clinical trial was fully enrolled throughout the three months ended

September 30, 2026, and the program has been deprioritized for internal development, resulting in decreased expense period over period, $5.9 million and $1.8 million in employee and contractor related expenses and share-based compensation, respectively, primarily due to decreased headcount period over period associated with our workforce reductions announced in August 2025 and March 2026, and $2.5 million in discovery, platform and other expense due to the timing of preclinical activities for our pipeline programs. These decreases were offset by $2.8 million lower research and development incentives associated with the corresponding decrease in qualifying research and development expenses period over period.

We begin to separately track program expenses at candidate nomination, at which point we accumulate all direct external program costs to support that program to date. Through September 30, 2026, we have incurred approximately $334.2 million and $64.0 million of direct external expenses for the development of zelenectide pevedotin and nuzefatide pevedotin, respectively, since their candidate nominations, an aggregate of $1.3 million for the development of BT1702 since its candidate nomination, and an aggregate of $52.2 million of direct external expenses for the development of our two named Bicycle TICA molecule candidates since their nominations.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change

	(in thousands)
Personnel-related costs	$4,670	$7,305	$(2,635)
Professional and consulting fees	3,691	4,113	(422)
Other general and administration costs	2,200	2,473	(273)
Share-based compensation	3,545	5,126	(1,581)
Effect of foreign exchange rates	6	(158)	164
Total general and administrative expenses	$14,112	$18,859	$(4,747)

General and administrative expenses decreased by $4.7 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily due to decreases of $2.6 million and $1.6 million in personnel-related costs and share-based compensation, respectively, primarily due to decreased headcount period over period associated with our workforce reductions announced in August 2025 and March 2026.

Other Income, net

Other income, net decreased by $2.5 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, which was primarily due to a decrease in interest income of $2.5 million due to lower cash and cash equivalents balances period over period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Collaboration revenue	$35,573	$24,631	$10,942
Operating expenses:
Research and development	123,483	188,513	(65,030)
General and administrative	45,608	58,475	(12,867)
Total operating expenses	169,091	246,988	(77,897)
Loss from operations	(133,518)	(222,357)	88,839
Other income (expense):
Interest and other income	13,450	22,587	(9,137)
Interest expense	(137)	(149)	12
Total other income, net	13,313	22,438	(9,125)
Net loss before income tax provision	(120,205)	(199,919)	79,714
Provision for (benefit from) income taxes	1,431	(1,113)	2,544
Net loss	$(121,636)	$(198,806)	$77,170

Collaboration Revenue

Collaboration revenue increased by $10.9 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase of $32.7 million from our collaboration with Bayer due to the recognition of all remaining revenue upon the notice of termination from Bayer in July 2026, effective in September 2026, offset by decreases of $5.1 million from our collaboration with Novartis and $14.7 million from our collaboration with Genentech, which were terminated effective February 2026 and August 2025, respectively, as well as a decrease of $2.0 million from our collaboration with Ionis due to a milestone achieved in the third quarter of 2025.

Research and Development Expenses

The table below summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change

	(in thousands)
Zelenectide pevedotin (Nectin‑4 BDC)	$50,815	$104,204	$(53,389)
Nuzefatide pevedotin (EphA2 BDC)	6,751	6,641	110
BT1702 (MT1-MMP BRC)	1,349	—	1,349
Bicycle tumor-targeted immune cell agonists	947	1,596	(649)
Discovery, platform and other expense	26,371	33,113	(6,742)
Employee and contractor related expenses	42,586	53,919	(11,333)
Share-based compensation	7,446	12,150	(4,704)
Facility expenses	4,606	5,345	(739)
Research and development incentives and government grants	(17,388)	(28,455)	11,067
Total research and development expenses	$123,483	$188,513	$(65,030)

Research and development expenses decreased by $65.0 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to decreases of $53.4 million in clinical program expenses for zelenectide pevedotin as the Duravelo-2 clinical trial was fully enrolled throughout the nine months ended September 30, 2026, and the program has been deprioritized for internal development, resulting in decreased expense period over period, $11.3 million and $4.7 million in employee and contractor related expenses and share-based compensation, respectively, primarily due to decreased headcount period over period associated with our workforce reductions announced in August 2025 and March 2026 offset by increased employee and contractor related expenses for severance and other employee termination benefits period over period, and $6.7 million in discovery, platform and other expense due to the timing of preclinical activities for our pipeline programs. These decreases were offset by $11.1 million lower research and development incentives associated with the corresponding decrease in qualifying research and development expenses period over period, as well as an increase in program expenses of $1.3 million for BT1702 due to ongoing IND-enabling activities.

General and Administrative Expenses

The table below summarizes our general and administrative expenses for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change

	(in thousands)
Personnel-related costs	$17,942	$21,411	$(3,469)
Professional and consulting fees	9,820	15,114	(5,294)
Other general and administration costs	6,710	6,993	(283)
Share-based compensation	11,306	15,661	(4,355)
Effect of foreign exchange rates	(170)	(704)	534
Total general and administrative expenses	$45,608	$58,475	$(12,867)

General and administrative expenses decreased by $12.9 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily due to decreases of $5.3 million in professional and consulting fees primarily associated with decreased legal and consulting fees period over period, as well as decreases of $4.4 million and $3.5 million in share-based compensation and personnel-related costs, respectively, primarily due to decreased headcount period over period associated with our workforce reductions announced in August 2025 and March 2026, offset by increased employee and contractor related expenses for severance and other employee termination benefits period over period.

Other Income, net

Other income, net decreased by $9.1 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, which was primarily due to a decrease in interest income of $9.1 million due to lower cash and cash equivalents balances period over period.

Provision for (Benefit from) Income Taxes

The provision for income taxes of $1.4 million for the nine months ended September 30, 2026 was primarily due to a decrease in income tax benefits related to the completion of a U.S. research and development tax credit study. The benefit from income taxes of $1.1 million for the nine months ended September 30, 2025, was primarily the result of deferred tax assets benefited in the United States that do not have a valuation allowance against them because of profits that will be generated by an intercompany service agreement.

Liquidity and Capital Resources

Liquidity

From our inception through September 30, 2026, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We do not expect to generate significant revenue from sales of any products for several years, if at all.

To date, we have financed our operations primarily with proceeds from the sale of equity securities; proceeds received from upfront payments, payments for research and development services, and development milestone payments pursuant to collaboration agreements; and loan borrowings.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(155,833)	$(230,329)
Net cash used in investing activities	(1,283)	(1,776)
Net cash used in financing activities	(135)	(116)
Effect of exchange rate changes on cash	(1,479)	1,026
Net decrease in cash, cash equivalents and restricted cash	$(158,730)	$(231,195)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $155.8 million as compared to $230.3 million for the nine months ended September 30, 2025. The decrease in cash used in operations of $74.5 million was primarily due to a decrease in cash payments for clinical program activities, primarily related to clinical trials for zelenectide pevedotin as the Duravelo-2 clinical trial was fully enrolled throughout the nine months ended September 30, 2026, and the program has been deprioritized for internal development, resulting in reduced cash payments, and the prior year included higher payments associated with the initiation of the Phase I/II clinical trials for zelenectide pevedotin in patients with NECTIN4 amplified advanced breast cancer and NECTIN4 amplified advanced or metastatic non-small cell lung cancer.

Investing Activities

During the nine months ended September 30, 2026 and 2025, we used $1.3 million and $1.8 million, respectively, of cash in investing activities for purchases of property and equipment, consisting primarily of laboratory equipment.

Financing Activities

During each of the nine months ended September 30, 2026 and 2025, net cash used in financing activities was $0.1 million, primarily consisting of principal payments on finance lease obligations.

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

The following table summarizes our contractual obligations as of September 30, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods. For additional information, see Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

	Payments due by period
		Less than
	Total	1 year	1 to 3 years	3 years to 5 years

	(in thousands)
Operating lease commitments(1)	$16,409	$1,983	$7,427	$6,999
Finance lease commitments(2)	813	271	542	—
Total	$17,222	$2,254	$7,969	$6,999
(1)	Amounts reflect minimum payments due for our office and laboratory space leases. We have one office and laboratory lease in Cambridge, U.K. under an operating lease with a lease term through December 2031. We have one office and laboratory lease in Massachusetts, U.S. under an operating lease with a lease term through December 2027.
(2)	Amounts in the table above exclude payments related to an agreement that contains a lease for property and equipment that has not yet commenced with a contractual period of two years and aggregate payments of approximately $5.2 million.

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

We have also entered into separate agreements with third parties which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones with an aggregate total value of $105.8 million, as well as potential future royalty and other payments at percentages ranging from very low to low single digits. These additional milestone payments are contingent upon future events that are not considered probable of achievement as of September 30, 2026. As of September 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones.

As of September 30, 2026, we had cash and cash equivalents of $469.9 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

As of September 30, 2026, we had cash and cash equivalents of $469.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest and treasury rates. Our surplus cash has been invested in money market funds that invest primarily in short-term highly liquid securities that maintain a stable net asset value. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio. Our earnings would be affected by changes in interest rates due to the impact those changes have on interest income generated from our cash and cash equivalents. We believe we have minimal interest rate risk as a one percentage point change in the average interest rate on our portfolio would not have a material effect on our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss as incurred. We recorded a foreign exchange loss of $6,000 for the three months ended September 30, 2026 and a foreign exchange gain of $0.2 million for the nine months ended September 30, 2026. We recorded foreign exchange gains of $0.2 million and $0.7 million for the three and nine months ended September 30, 2025.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures at September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Since inception, we have incurred recurring losses, including net losses of $121.6 million and $198.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.0 billion. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents of $469.9 million as of September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing of this Quarterly Report. Our estimate may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We face potential product liability, and if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials, the provision of our product candidates to patients outside of a clinical trial through compassionate use, expanded access or, in the European Union and certain other jurisdictions, individual patient use or “named patient” programs (collectively, early access use), and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

In certain jurisdictions, failure to comply with the laws and regulations governing the use of unapproved product candidates, including those applicable to early access use, could also expose us and our officers and employees to criminal penalties, including fines and imprisonment, in addition to civil or administrative sanctions.

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

The risk is heightened for patients treated under early access use, who are often facing few or no remaining treatment options, are treated outside the controlled conditions of a clinical trial, and may experience adverse events that are difficult to attribute to our product candidates, and which, if are determined (or perceived) to be drug-related, could have a negative impact on the safety profile of our product candidates and cause significant delays, result in an inability to successfully commercialize our products and materially harm our business. We may also face pressure from patients, advocacy groups, physicians or regulators to grant such access, and denying or granting such requests could carry reputational, regulatory or commercialization consequences. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

We may not be able to obtain or maintain orphan drug designations or exclusivity for our drug candidates, which could limit the potential profitability of our drug candidates.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for an indication for which it receives the designation, then the drug is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for the exclusivity period except in limited situations. For purposes of small molecule drugs, the FDA defines “same drug” for orphan purposes as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, or TrumpRx, U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. As part of these Most-Favored Nation pricing initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include, among others, the finalized GLOBE Model for certain Medicare Part B drugs; and the proposed GUARD Model for certain Medicare Part D drugs. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In addition, the U.S. Supreme Court recently greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or the EEA, and the U.K., have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the U.K. International Data Transfer Agreement and the U.K. Transfer Addendum, the EU-U.S. Data Privacy Framework and the U.K.’s Extension to that Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the relevant Framework and/or Extension), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our research and development programs and our clinical trials. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of sensitive data (including data related to clinical trials), loss of income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

From time to time, we may enter into collaboration agreements with third parties, such as our existing collaboration with Ionis, in which we were responsible for identifying and optimizing Bicycle peptides related to collaboration targets and our collaborators are responsible for further development and product commercialization after we complete the defined research screening and compound optimization. We depend on these collaborators to develop and, where applicable, commercialize products based on Bicycle peptides, and the success of their efforts directly impacts the milestones and royalties we will receive. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to the development or commercialization of their products. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates.

From time to time, we may also explore partnership opportunities for certain of our product candidates. However there can be no assurance that we will be able to do so, or that such relationships, if established, will be successful or on favorable terms.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We rely on third parties, including those located in China, for supply of our product candidates, and our strategy is to outsource all manufacturing of our product candidates and products to third parties. For any activities conducted in China, we are exposed to the increased possibility of supply disruptions and higher costs in the event of changes in the policies of the U.S. or Chinese governments including tariffs, political unrest or unstable economic conditions including sanctions on China or any of our China-based suppliers. Our manufacturing costs could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. For example, the United States has recently passed legislation, namely the BIOSECURE Act, to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern,” or BCC, or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or service. Specifically, on December 18, 2025, President Trump signed the National Defense Authorization Act for fiscal year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a BCC; entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include (i) certain entities that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, (ii) companies that the U.S. government designates as BCCs pursuant to certain criteria and (iii) certain subsidiaries or parent or successor entities of the foregoing. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

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

In addition, in conjunction with our strategic reprioritization announced in March 2026, we announced a workforce reduction of approximately 30% of our workforce. Together, the workforce reduction and strategic reprioritization are expected to reduce our annual operating expenses by approximately 50% based on our current plans. We expect this workforce reduction to be substantially completed by the end of 2026, and that we will incur aggregate charges, representing cash expenditure for severance and other employee termination benefits, of approximately $6.1 million.

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

The market price of our ADSs is highly volatile. Since our initial public offering, or IPO, in May 2019, through October 26, 2026, the trading price of our ADSs has ranged from $3.38 to $62.08. The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our ADSs may not be able to sell their ADSs at or above the price at which they purchased their ADSs. The market price for our ADSs may be influenced by many factors, including:

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

As of October 26, 2026, we had 50,655,817 ordinary shares, nominal value £0.01 per share, and 19,437,944 non-voting ordinary shares, nominal value £0.01 per share, outstanding. The dual class structure of our shares may limit your ability to influence corporate matters. Holders of our ordinary shares are entitled to one vote per share, while holders of our non-voting ordinary shares are not entitled to any votes. Nevertheless, non-voting ordinary shares may be re-designated at any time as ordinary shares at the option of the holder by providing written notice to us, subject to certain restrictions. Such restrictions include prohibitions on a holder from re-designating the non-voting ordinary shares as ordinary shares if such re-designation would result in such holder beneficially owning (when aggregated with “affiliates” and “group” members) in excess of 9.9% of any class of our securities registered under the Exchange Act, or upon at least 61 days’ notice, not in excess of 19.9%. Any re-designation of non-voting ordinary shares as ordinary shares will have the effect of increasing the relative voting power of those prior holders of our non-voting ordinary shares, and correspondingly decreasing the voting power of the holders of our ordinary shares, which may limit your ability to influence corporate matters. The ordinary shares currently have 100% of the voting power, but if the holders of non-voting ordinary shares were to re-designate all of their non-voting ordinary shares as ordinary shares (assuming, for these purposes, that they were able to do so in compliance with the beneficial ownership limitation), based on the number of ordinary shares and non-voting ordinary shares outstanding on September 30, 2026, the ordinary shares outstanding prior to the re-designation would have approximately 72% of the voting power and the former non-voting ordinary shares would represent approximately 28% of the voting power.

Substantial future sales or issuances of shares of our ordinary shares or ADSs or other equity-related securities could adversely affect the price of our ADSs and dilute shareholders.

Sales of a substantial number of ordinary shares or ADSs, and sales by our management, our directors, their affiliates, or significant shareholders, could occur at any time. Based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, beneficially own approximately 21.6% of our ordinary shares. If these shares are sold in the market in transactions that occur at about the same time, such transactions could depress the market of our ADSs and could also affect our ability to raise equity capital through the sale of additional equity or equity-related securities, including non-voting ordinary shares, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. Our registration obligations pursuant to the Registration Rights Agreement with the Baker Entities also cover all shares thereafter acquired by the Baker Entities, for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our ordinary shares or ADSs by the Baker Entities in the future. In addition, ordinary shares subject to outstanding options under our equity incentive plans and the ordinary shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations, which will dilute current holders.

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

In addition, the Baker Entities, together with our executive officers and directors and other holders of greater than five percent of our outstanding ordinary shares, beneficially owned approximately 48% of our voting power as of October 26, 2026. As a result, these shareholders in aggregate are able to exert substantial influence over our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that our other shareholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our ADSs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

During the three months ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1	Non-Rule 10b5-1	Total Number of Ordinary Shares to be Sold	Expiration Date
Michael Skynner, Chief Scientific Officer	Adoption	September 21, 2026	X		128,000	December 20, 2027

Item 6.  Exhibits.

Exhibit Number	Description

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

BICYCLE THERAPEUTICS PLC

Date: October 29, 2026	By:	/s/ Kevin Lee
Kevin Lee, Ph.D., MBA
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Travis Thompson
Travis Thompson
Chief Financial Officer
(Principal Financial and Accounting Officer)